Form 10-Q
period 1995-06-30
BELDEN & BLAKE CORP /OH/
filed 1995-08-10
CIK 880114

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ______________________to _____________________

Commission File Number:   0-20100


                          BELDEN & BLAKE CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Ohio                                               34-1686642
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



    5200 Stoneham Road
    North Canton, Ohio                                      44720
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (216) 499-1660
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X]  Yes    [   ]  No



Number of common shares of Belden & Blake Corporation

Outstanding as of August 7, 1995                             11,131,246

                           BELDEN & BLAKE CORPORATION

                                     INDEX


                                                                          Page

PART I     Financial Information:
------
           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of June 30, 1995 and     1
                     December 31, 1994

                    Consolidated Statements of Operations for the three     3
                     and six months ended June 30, 1995 and 1994

                    Consolidated Statements of Shareholders' Equity as of   4
                     June 30, 1995 and December 31, 1994 and 1993

                    Consolidated Statements of Cash Flows for the six       5
                     months ended June 30, 1995 and 1994

                    Notes to Consolidated Financial Statements              6

           Item 2.  Management's Discussion and Analysis of Financial       8
                     Condition and Results of Operations



PART II    Other Information
-------

           Item 4.  Submission of Matters to a Vote of Security Holders    14

           Item 6.  Exhibits and Reports on Form 8-K                       14

                                            BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS


                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1995              1994
                                                                                            ---------------   ---------------
                                                                                              (UNAUDITED)
                                                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                $     7,023,372   $     3,649,005
   Accounts receivable, net                                                                      16,871,312        13,068,663
   Inventories                                                                                    5,658,784         6,676,884
   Deferred income taxes                                                                          1,775,814         1,741,093
   Other current assets                                                                           3,230,360           956,699
                                                                                            ---------------   ---------------
               TOTAL CURRENT ASSETS                                                              34,559,642        26,092,344

PROPERTY AND EQUIPMENT
   Oil and gas properties (successful efforts method)                                           159,224,920       122,279,367
   Gas gathering systems                                                                         18,300,830        18,120,365
   Land, buildings, machinery and equipment                                                      22,416,672        19,564,247
                                                                                            ---------------   ---------------
                                                                                                199,942,422       159,963,979
   Less accumulated depreciation, depletion
     and amortization                                                                            48,034,968        40,788,899
                                                                                            ---------------   ---------------
               PROPERTY AND EQUIPMENT, NET                                                      151,907,454       119,175,080

OTHER ASSETS                                                                                      3,306,757         2,905,371
                                                                                            ---------------   ---------------
                                                                                            $   189,773,853   $   148,172,795
                                                                                            ===============   ===============



The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                            BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,      DECEMBER 31,
                                                                                                   1995             1994
                                                                                               --------------   --------------
                                                                                                 (UNAUDITED)
                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $    5,374,329   $    3,593,811
   Accrued expenses                                                                                13,042,536        8,440,315
   Current portion of long-term liabilities                                                         1,897,659          447,257
                                                                                               --------------   --------------
               TOTAL CURRENT LIABILITIES                                                           20,314,524       12,481,383

LONG-TERM LIABILITIES
   Senior notes                                                                                    35,000,000       35,000,000
   Convertible subordinated debentures                                                              7,250,000        7,350,000
   Bank and other long-term debt                                                                   35,638,729        4,239,682
   Capitalized lease obligations                                                                      462,896          645,314
   Other                                                                                              837,589          623,162
                                                                                               --------------   --------------
               TOTAL LONG-TERM LIABILITIES                                                         79,189,214       47,858,158

DEFERRED INCOME TAXES                                                                               7,227,538        6,691,408

SHAREHOLDERS' EQUITY
   Common stock without par value; $.10 stated value
    per share; authorized 12,000,000 shares; issued
    and outstanding 7,106,246 and 7,084,737 shares                                                    710,625          708,474
   Preferred stock without par value; $100 stated value
    per share; authorized 8,000,000 shares;
    issued and outstanding 24,000 shares                                                            2,400,000        2,400,000
   Paid in capital                                                                                 70,679,699       70,378,839
   Retained earnings                                                                                9,444,203        7,879,483
   Unearned portion of restricted stock                                                              (191,950)        (224,950)
                                                                                               --------------   --------------
               TOTAL SHAREHOLDERS' EQUITY                                                          83,042,577       81,141,846
                                                                                               --------------   --------------
                                                                                               $  189,773,853   $  148,172,795
                                                                                               ==============   ==============


The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                            BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                                 THREE MONTHS                        SIX MONTHS
                                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                                              1995             1994              1995             1994
                                                         ---------------  ---------------   ---------------  ---------------
REVENUES
   Oil and gas sales                                     $     9,767,799  $     8,892,189   $    18,974,455  $    16,547,071
   Gas marketing and gathering                                 8,789,123        7,771,446        17,705,008       17,726,092
   Oilfield sales and service                                  4,892,275        3,753,933         9,013,035        6,765,006
   Interest and other                                            231,986           45,205           413,971          131,312
                                                         ---------------  ---------------   ---------------  ---------------
                                                              23,681,183       20,462,773        46,106,469       41,169,481
EXPENSES
   Production expense                                          2,677,356        2,405,099         5,310,870        4,567,333
   Cost of gas and gathering expense                           7,351,121        6,821,327        15,252,597       15,684,410
   Oilfield sales and service                                  4,862,804        3,544,769         9,073,157        6,547,216
   Exploration expense                                           918,722          600,960         1,813,652        1,262,665
   General and administrative expense                          1,064,587        1,200,780         2,013,826        2,155,638
   Interest expense                                            1,348,140          911,890         2,511,130        1,835,600
   Depreciation, depletion and amortization                    4,000,653        3,195,816         7,500,078        6,030,590
                                                         ---------------  ---------------   ---------------  ---------------
                                                              22,223,383       18,680,641        43,475,310       38,083,452
                                                         ---------------  ---------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES                                     1,457,800        1,782,132         2,631,159        3,086,029

   Provision for income taxes                                    542,296          677,206           976,439        1,173,862
                                                         ---------------  ---------------   ---------------  ---------------

NET INCOME                                               $       915,504  $     1,104,926   $     1,654,720  $     1,912,167
                                                         ===============  ===============   ===============  ===============

NET INCOME PER COMMON SHARE                              $          0.12  $          0.15   $          0.22  $          0.26
                                                         ===============  ===============   ===============  ===============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                           7,106,246        7,084,737         7,103,988        7,075,642
                                                         ===============  ===============   ===============  ===============


See accompanying notes.

                                            BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                        UNEARNED
                          COMMON         COMMON        PREFERRED        PAID-IN         RETAINED        RESTRICTED
                          SHARES          STOCK          STOCK          CAPITAL         EARNINGS          STOCK          TOTAL
                         ---------      ---------     -----------     ------------     -----------     -----------    ------------
JANUARY 1, 1993          3,355,241      $ 335,524     $ 2,400,000     $ 25,550,711     $ 1,176,536     $ (440,000)    $ 29,022,771

Stock issued                60,000          6,000                          491,150                                         497,150
Stock issued               168,000         16,800                        1,658,702                                       1,675,502
Stock issued             3,450,000        345,000                       41,817,720                                      42,162,720
Net income                                                                               3,220,026                       3,220,026
Preferred stock dividend                                                                  (180,000)                       (180,000)
Employee stock bonus        22,325          2,232                          237,762                                         239,994
Restricted stock grant                                                     108,999                        110,000          218,999
Other                       (2,485)          (248)                             248                                              --
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1993        7,053,081        705,308       2,400,000       69,865,292       4,216,562       (330,000)      76,857,162


Stock issued                31,656          3,166                          384,622                                         387,788
Net income                                                                               3,842,921                       3,842,921
Preferred stock dividend                                                                  (180,000)                       (180,000)
Restricted stock grant                                                     128,925                        105,050          233,975
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1994        7,084,737        708,474       2,400,000       70,378,839       7,879,483       (224,950)      81,141,846


Net income                                                                               1,654,720                       1,654,720
Preferred stock dividend                                                                   (90,000)                        (90,000)
Employee stock bonus        21,509          2,151                          250,580                                         252,731
Restricted stock grant                                                      50,280                         33,000           83,280
----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
JUNE 30, 1995            7,106,246      $ 710,625    $  2,400,000     $ 70,679,699     $ 9,444,203     $ (191,950)    $ 83,042,577
==================================================================================================================================


See accompanying notes.

                                            BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                           ---------------------------------
                                                                                               1995                 1994
                                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  1,654,720         $  1,912,167
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                                7,500,078            6,030,590
      Loss on disposal of property and equipment                                                119,166               34,988
      Deferred income taxes                                                                     501,409              740,645
      Deferred compensation and stock grants                                                    554,641               64,927
      Change in operating assets and liabilities, net of
       effects of purchases of businesses:
         Accounts receivable                                                                    892,703             (643,057)
         Inventories                                                                          1,120,890           (1,565,359)
         Other current assets                                                                (2,202,172)             160,783
         Accounts payable and accrued expenses                                               (1,051,798)           2,519,053
                                                                                           ------------         ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                         9,089,637            9,254,737

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired                                           (23,182,573)         (15,330,021)
  Proceeds from property and equipment disposals                                                382,125              160,672
  Additions to property and equipment                                                        (6,594,072)          (7,536,205)
  (Increase) decrease in other assets                                                          (333,348)             387,649
                                                                                           ------------         ------------
            NET CASH USED IN INVESTING ACTIVITIES                                           (29,727,868)         (22,317,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and long-term debt                                  35,010,628              100,000
  Repayment of long-term debt                                                               (10,735,709)            (371,392)
  Repayment of capital lease obligations                                                       (172,321)            (146,700)
  Preferred stock dividends                                                                     (90,000)             (90,000)
                                                                                           ------------         ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              24,012,598             (508,092)
                                                                                           ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          3,374,367          (13,571,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,649,005           22,244,231
                                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                             $  7,023,372         $  8,672,971
                                                                                           ============         ============
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                                 $  2,192,377         $  1,403,891
  Income taxes, net of refunds received                                                         597,172             (131,137)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for debt                                                  8,460,230                   --
  Acquisition of assets in exchange for stock                                                        --              387,788

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

JUNE 30, 1995
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in Belden & Blake Corporation and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.



(2)      ACQUISITIONS

         In May 1995, the Company purchased an average working interest of 78% in 239 wells located in New York and Pennsylvania from U.S. Energy Development Corporation, a privately-held company, for $4.2 million. The interests acquired had estimated proved developed reserves of 6.2 Bcf (billion cubic feet) of gas and 24,300 Bbls (barrels) of oil at December 31, 1994. The Company has since assumed operations of the wells. The pro forma results, if reported, would not be materially different from results of operations as reported.

         In March 1995, the Company purchased all the producing properties of The East Ohio Gas Company for $6.5 million. The assets acquired include a 100% working interest in 378 natural gas wells and drilling rights on more than 250,000 acres of adjacent properties. A substantial majority of the wells acquired are adjacent to properties currently being operated by the Company. The wells had estimated proved reserves of 8.5 Bcf of natural gas and 80,000 Bbls of oil at December 31, 1994. The pro forma results, if reported, would not be materially different from results of operations as reported.

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in
Gaylord, Michigan, for $15.1 million.   The purchase was funded by borrowings
under the Company's existing credit facility. Ward Lake operates and holds a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf gross (14 Bcf net). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets. A joint election was made by the Company and the selling shareholders to treat the stock purchase of Ward Lake as an asset purchase for tax purposes.

             ------------------------------------------------------

         The following table presents the unaudited actual results of operations for the three and six months ended June 30, 1995 and the pro forma results of operations for the three and six months ended June 30, 1994 as if the acquisition of Ward Lake had occurred on January 1, 1994.



                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                       ---------------------   ---------------------
                                                         ACTUAL    PRO FORMA    ACTUAL     PRO FORMA
                                                          1995       1994       1995        1994
                                                       ---------   ---------   ---------   ---------
                                                             (in thousands except per share data)

 Total revenues                                         $ 23,681    $ 21,534     $ 46,106   $ 43,312
 Net income                                                  916       1,197        1,655      2,097
 Net income per common share                            $    .12    $    .16     $    .22   $    .28
 Weighted average common shares outstanding                7,106       7,085        7,104      7,076

        In June 1995, the Company purchased additional working interests averaging 18% in the wells operated by Ward Lake for $10 million. The interests acquired had estimated proved developed reserves of 12 Bcf at December 31,1994. The interests acquired also qualify for tax credits that may be available to offset a portion of the Company's federal income tax liability through 2002. The Company intends to make additional offers to purchase part or all of the remaining working interests in the Ward Lake wells in the third and fourth quarters of 1995.

(3)      SUBSEQUENT EVENTS

        In May 1995, the Company agreed to acquire from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for $56 million, subject to adjustment. The Quaker State Properties include approximately 1,460 gross (1,100 net) wells with proved reserves of 2.2 MMBbl (million barrels) of oil and 46.8 Bcf of gas at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical data base and other assets. Approximately $41.5 million of the purchase price is allocated to the 52.5 Bcfe of proved developed reserves, $8.6 million to the gas gathering systems and the balance to other assets.

        In August 1995, the Company sold 4,025,000 shares of Common Stock at $14.75 per share ($13.93 net after underwriting commissions and discounts). Net proceeds, after deducting underwriting discounts and expenses of $3.8 million, are expected to equal $55.5 million.

        Appproximately $49 million of the net proceeds will be used to purchase the Quaker State Properties, and the remaining proceeds will be used to reduce the outstanding balance under the Company's revolving credit agreement, under which $25 million was outstanding at June 30, 1995.

             ------------------------------------------------------

(4)      CONTINGENCY

         The Company has a claim in the Columbia Gas Transmission Corporation ("Columbia") bankruptcy reorganization proceedings arising from the rejection of certain contracts for the purchase of natural gas. In Columbia's Amended Plan of Reorganization dated April 17, 1995, Columbia scheduled proposed allowed amounts for the Company of approximately $2 million. The anticipated payout amount currently stated in Columbia's reorganization plan is approximately sixty-eight (68%) of such proposed allowed amount. The Company believes that Columbia's proposed allowed amount is inadequate and intends to pursue a determination of an allowed amount in proceedings being conducted before the claims mediator appointed by the bankruptcy court. Because of the uncertainty of the actual amount to be recovered, the Company's financial statements do not include an estimation of any future recovery.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1995 AND 1994 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $875,610 (10%) in the second quarter of 1995 compared to the same period of 1994 due primarily to an increase in gas volumes sold and a higher average price paid for the Company's oil. These increases more than offset a decrease in oil volumes sold and a lower average price paid for the Company's natural gas.

         Oil volumes decreased 20,844 Bbls (14%) from 145,006 Bbls in the second quarter of 1994 to 124,162 Bbls in the second quarter of 1995 resulting in a decrease in oil sales of approximately $330,000. The decrease in oil volume was due to the natural decline in initial production from wells drilled to the Knox formation in Ohio in 1994. Gas volumes increased 842,258 Mcf (thousand cubic feet) (34%) from 2,457,419 Mcf in the second quarter of 1994 to 3,299,677 Mcf in the second quarter of 1995 resulting in an increase in gas sales of approximately $2.3 million. These volume increases were primarily due to the Company's 1995 acquisitions and production from the Company's 1994 drilling program.

         The average price paid for the Company's oil increased from $15.75 per barrel in the second quarter of 1994 to $17.71 per barrel in the second quarter of 1995 which increased oil sales by approximately $240,000. The average price paid for the Company's natural gas decreased $.40 per Mcf to $2.29 per Mcf in the second quarter of 1995 compared to the second quarter of 1994 which decreased gas sales in the second quarter of 1995 by approximately $1.3 million. The decrease in the average gas price was largely the result of lower gas prices received on the Company's recently acquired Michigan production.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $1.0 million (13%) in the second quarter of 1995 compared with 1994 due to an increase in volumes purchased from third parties and resold. The increase was partially offset by a lower average selling price.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $1.1 million (30%) from $3.8 million in the second quarter of 1994 to $4.9 million in the second quarter of 1995.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

This increase was primarily due to an increase of $269,959 in sales by Engine Power Systems, Inc. ("EPS") and due to the sales generated by the three oilfield service companies acquired by the Company in September and October 1994.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $186,781 (413%) from $45,205 in the second quarter of 1994 to $231,986 in the second quarter of 1995 due to various miscellaneous income items and the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased from $2.4 million in the second quarter of 1994 to $2.7 million in the second quarter of 1995. This increase was largely due to the increased production discussed above. The average production cost decreased from $.72 per Mcfe (equivalent Mcf of natural gas) in the second quarter of 1994 to $.66 per Mcfe in the second quarter of 1995. This decrease was primarily due to the lower operating costs per Mcfe of the 1995 acquisitions.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the second quarter of 1995 increased $529,794 (8%) compared with the second quarter of 1994 due to an increase in volumes purchased from third parties and resold. The increase was partially offset by a lower average purchase price.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $1.4 million (37%) from $3.5 million in the second quarter of 1994 to $4.9 million in the second quarter of 1995 primarily as a result of the increased cost of goods sold associated with increased sales by EPS and the sales made by the 1994 oilfield service acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $317,762 (53%) from $600,960 in the second quarter of 1994 to $918,722 in the second quarter of 1995 primarily due to higher levels of geological, geophysical and leasing activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased from $1.2 million in the second quarter of 1994 to $1.1 million in the second quarter of 1995, notwithstanding the continued growth of the Company.

         INTEREST EXPENSE. Interest expense increased from $911,890 in the second quarter of 1994 to $1.3 million in the second quarter of 1995. This increase was primarily due to $20 million in bank borrowings in the first quarter of 1995 to finance the acquisition of Ward Lake and all the producing properties of The East Ohio Gas Company and $4 million in debt incurred in the second quarter of 1995 to acquire the U.S. Energy properties.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $804,837 (25%) in the second quarter of 1995 compared to the second quarter of 1994. This increase was primarily due to additional depletion expense associated with the production volumes described above.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased $324,332 (18%) from $1.8 million in the second quarter of 1994 to $1.5 million in the second quarter of 1995. The oil and gas

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 -----------------------------------------------------------
                 AND RESULTS OF OPERATIONS (CONTINUED)
                 ------------------------------------


operations segment increased operating income $250,109 (10%) from $2.5 million in 1994 to $2.8 million in 1995. The increase was attributable to the items discussed above. The oilfield sales and service segment operating loss increased $324,972 from an operating income of $67,988 in 1994 to an operating loss of $256,984 in 1995. The losses were the result of the seasonal nature of the oilfield service business and increased losses by EPS. Approximately $242,000 of the operating loss increase was attributable to EPS. In order to reduce further operating losses in EPS, the Company has closed an EPS facility in Zanesville, Ohio, and is evaluating additional steps to restore EPS to profitability. The operating loss of oilfield sales and services, exclusive of EPS, increased $82,195 from an operating income of $51,506 in 1994 to an operating loss of $30,689 in 1995.

         NET INCOME. Net income for the second quarter of 1995 was $915,504 compared to net income of $1.1 million in the second quarter of 1994. This decrease in net income was primarily the result of the items discussed above. Provision for income taxes decreased from $677,206 in the second quarter of 1994 to $542,296 in the second quarter of 1995 due to the decrease in income before income taxes and a decrease in the effective tax rate. Net income on a per share basis decreased from $.15 per share in the second quarter of 1994 to $.12 per share in the second quarter of 1995. This decrease was primarily the result of the factors discussed above.

RESULTS OF OPERATIONS - SIX MONTHS OF 1995 AND 1994 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $2.4 million (15%) in the first six months of 1995 compared to the same period of 1994 due primarily to an increase in gas volumes sold and a higher average price paid for the Company's oil which more than offset a decrease in oil volumes sold and a lower average price paid for the Company's natural gas.

         Oil volumes decreased 9,974 Bbls (4%) from 251,807 Bbls to 241,833 Bbls in the first six months of 1995 resulting in a decrease in oil sales of approximately $150,000. Gas volumes increased 1.5 Bcf (32%) from 4.7 Bcf in the first six months of 1994 to 6.2 Bcf in the first six months of 1995 resulting in an increase in gas sales of approximately $4.1 million. The gas volume increase was primarily due to the Company's 1995 acquisitions and production from the Company's 1994 drilling program.

         The average price paid for the Company's oil increased from $15.17 per barrel in the first six months of 1994 to $17.22 per barrel in the first six months of 1995 which increased oil sales by approximately $500,000. The average price paid for the Company's natural gas decreased $.32 per Mcf to $2.38 per Mcf in the first six months of 1995 compared to the first six months of 1994 resulting in decreased gas sales of approximately $2.0 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue in the first six months of 1995 was consistent with the same period in 1994 due to increased volumes purchased from third parties and resold offset by a lower average selling price.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $2.2 million (33%) from $6.8 million in the first six months of 1994 to $9.0 million in the first six months of 1995. This increase was primarily due to an increase of $1.1 million in sales by Engine Power Systems, Inc.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                ------------------------------------


("EPS") and due to the sales generated by the three oilfield service companies acquired by the Company in September and October 1994.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $282,659 (215%) from $131,312 in the first six months of 1994 to $413,971 in the first six months of 1995 primarily due to the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased from $4.6 million in the first six months of 1994 to $5.3 million in the first six months of 1995. This increase was largely due to the increased production discussed above. The average production cost decreased from $.73 per Mcfe in the first six months of 1994 to $.69 per Mcfe in the first six months of 1995. This decrease was primarily due to the lower operating costs per Mcfe of the 1995 acquisitions.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the first six months of 1995 was consistent with the same period in 1994 due to increased volumes purchased from third parties and resold offset by a lower average purchase price.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $2.6 million (39%) from $6.5 million in the first six months of 1994 to $9.1 million in the first six months of 1995 primarily as a result of the increased cost of goods sold associated with increased sales by EPS and the sales made by the 1994 acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $550,987 (44%) from $1.3 million in the first six months of 1994 to $1.8 million in the first six months of 1995 primarily due to higher levels of geological, geophysical and leasing activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased from $2.2 million in the first six months of 1994 to $2.0 million in the first six months of 1995, notwithstanding the continued growth of the Company.

         INTEREST EXPENSE. Interest expense increased from $1.8 million in the first six months of 1994 to $2.5 million in the first six months of 1995. This increase was primarily due to $20 million in bank borrowings in the first six months of 1995 to finance the acquisition of Ward Lake and the producing properties of The East Ohio Gas Company and $4 million in debt incurred in the second quarter of 1995 to acquire the U.S. Energy properties.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $1.5 million (24%) in the first six months of 1995 compared to the first six months of 1994. This increase was primarily due to additional depletion expense associated with the increased production volumes described above.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased $454,870 (15%) from $3.1 million in the first six months of 1994 to $2.6 million in the first six months of 1995. The oil and gas operations segment increased operating income $485,054 (10%) from $4.8 million in 1994 to $5.3 million in 1995. The increase was attributable to the items discussed above. The oilfield sales and

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (CONTINUED)
        ------------------------------------

service segment operating loss increased $547,053 from $54,744 in 1994 to $601,797 in 1995. The losses were the result of the seasonal nature of the businesses and operating losses in EPS. Approximately $400,000 of the operating loss increase was attributable to EPS. The operating loss of oilfield sales and services, exclusive of EPS, increased $146,628 from $82,487 in 1994 to $229,115 in 1995.

         NET INCOME. Net income for the first six months of 1995 was $1.7 million compared to net income of $1.9 million in the first six months of 1994. This decrease in net income was primarily the result of the items discussed above. Provision for income taxes decreased from $1.2 million in the first six months of 1994 to $976,439 in the first six months of 1995 due to the decrease in income before income taxes and a decrease in the effective tax rate. Net income on a per share basis decreased from $.26 per share in the first six months of 1994 to $.22 per share in the first six months of 1995. This decrease was primarily the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas. The Company's current ratio at June 30, 1995 was 1.70 to 1.00. During the first six months of 1995, working capital increased $634,157 from $13.6 million to $14.2 million. The increase was primarily due to a $3.7 million increase in cash due to the acquisition of Ward Lake's cash balances. The Company's operating activities provided cash flow of $9.1 million during the first six months of 1995.

         On May 25, 1995, the Company's bank group amended its revolving bank facility to accommodate the Quaker State Properties acquisition. The facility was increased to $200 million and the borrowing base was split into two tranches, a senior tranche designated Borrowing Base I and a subordinated tranche designated Borrowing Base II. The Company's borrowing base is calculated by the bank group and is based on the cash flows generated by its proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling.

         Borrowing Base I was initially set at $81 million and the maturity date was extended to March 31, 1999. Outstanding balances on this tranche bear interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 2% (8.06% for the three-month LIBOR interest rate option at June 30, 1995) or (2) the bank's prime rate (9% at June 30, 1995). These interest rates increase by 0.5% any time there are outstanding balances on Borrowing Base II.

         Borrowing Base II was set at $22 million and will expire on October 15, 1997. If the Company uses the bank facility to finance the Quaker State Properties acquisition, the Company is required to borrow $22 million on Borrowing Base II and the balance on Borrowing Base I. Outstanding balances on this tranche bear interest at the Company's choice of either of the interest rate options mentioned above, except that the interest rates are increased by 1% (i.e., LIBOR + 3% and prime + 1%). Borrowing Base II will not be included as part of the Company's future borrowing capacity if it is not utilized to finance the acquisition of the Quaker State Properties.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                ------------------------------------


         The amended agreement will continue to restrict the sale of assets to no more than 15% of shareholders' equity in any one year and will require the Company to maintain certain levels of net worth, working capital and debt service coverage.

         During 1993, the Company placed $35 million of 7% fixed-rate senior notes with five insurance companies in a private placement. These notes, which are interest-only for four years, mature on September 30, 2005. Equal annual principal payments of $3,888,888 will be required on each September 30 commencing in 1997.

         The note agreement limits the Company's senior debt to 50% of the Company's discounted present value (at 10%) of its oil and gas reserves plus the net book value of its gas gathering systems. Other terms and covenants are substantially the same as those contained in the $200 million revolving credit facility.

         The Company currently expects to spend approximately $20 million during 1995 on its drilling activities and approximately $4.4 million for other capital expenditures. The Company's acquisition program is expected to be financed with any available cash flow over $24.4 million and with its available bank credit line. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

         The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities. The Company intends to finance such activities principally through its available cash flow, through additional borrowings and, to the extent necessary, the issuance of additional common or preferred stock. See Note 3 - "Subsequent Events".

PART II      Other information

             Item 4. Submission of Matters to a Vote of Security Holders

                      At the annual shareholders meeting held May 25, 1995 the shareholders approved an amendment to the Company's Stock Option Plan to increase the number of common shares available for issuance under the Plan to 800,000 shares. There were 3,805,606 votes for the amendment, 605,627 votes against the amendment or withheld, 173,026 abstentions, and 1,549,439 broker non-votes.


             Item 6. Exhibits and Reports on Form 8-K

             (a)      Exhibits

                      (11) Computation of Earnings Per Common and Common Equivalent Shares

                      (27)    Financial Data Schedule

             (b)      Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K dated February 1, 1995 and Amendment No. 1 on Form 8-K/A relating to the acquisition of Ward Lake Drilling, Inc.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        BELDEN & BLAKE CORPORATION





Date:    August 9, 1995                 By:  /S/  Henry S. Belden, IV
      ---------------------                ---------------------------------
                                             Henry S. Belden, IV,
                                             Director, Chairman, and Chief
                                             Executive Officer





Date:    August 9, 1995                 By:  /S/  Ronald E. Huff
      ---------------------                ---------------------------------
                                              Ronald E. Huff, Director,
                                              Senior Vice President and
                                              Chief Financial Officer