Form 10-Q
period 1995-09-30
BELDEN & BLAKE CORP /OH/
filed 1995-11-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to___________________

Commission File Number:   0-20100

                           BELDEN & BLAKE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                                34-1686642
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       5200 Stoneham Road
       North Canton, Ohio                                        44720
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (216) 499-1660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of November 7, 1995                              11,136,496

                           BELDEN & BLAKE CORPORATION


                                     INDEX



                                                                                                              Page
                                                                                                              ----
PART I           Financial Information:
------

                 Item 1.  Financial Statements

                          Consolidated Balance Sheets as of September 30, 1995 and                              1
                           December 31, 1994

                          Consolidated Statements of Operations for the three and                               3
                           nine months ended September 30, 1995 and 1994

                          Consolidated Statements of Shareholders' Equity as of                                 4
                           September 30, 1995 and December 31, 1994 and 1993

                          Consolidated Statements of Cash Flows for the nine                                    5
                           months ended September 30, 1995 and 1994

                          Notes to Consolidated Financial Statements                                            6

                 Item 2.  Management's Discussion and Analysis of Financial Condition                           9
                          and Results of Operations


PART II          Other Information
--------

                 Item 6.  Exhibits and Reports on Form 8-K                                                     15

                 BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1995                1994
                                                       ----------------     ----------------
                                                          (UNAUDITED)
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $     17,970,734     $      3,649,005
   Accounts receivable, net                                  23,953,108           13,068,663
   Inventories                                                8,356,575            6,676,884
   Deferred income taxes                                      1,847,495            1,741,093
   Other current assets                                       4,007,406              956,699
                                                       ----------------     ----------------
            TOTAL CURRENT ASSETS                             56,135,318           26,092,344

PROPERTY AND EQUIPMENT
   Oil and gas properties (successful efforts method)       224,386,856          122,279,367
   Gas gathering systems                                     25,225,935           18,120,365
   Land, buildings, machinery and equipment                  27,990,112           19,564,247
                                                       ----------------     ----------------
                                                            277,602,903          159,963,979
   Less accumulated depreciation, depletion
     and amortization                                        53,359,944           40,788,899
                                                       ----------------     ----------------
            PROPERTY AND EQUIPMENT, NET                     224,242,959          119,175,080

OTHER ASSETS                                                  8,433,733            2,905,371
                                                       ----------------     ----------------
                                                       $    288,812,010     $    148,172,795
                                                       ================     ================


    The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by genarally accepted accounting principles for complete financial statements.

See accompanying notes.

                 BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,         DECEMBER 31,
                                                        1995                1994
                                                  ----------------     ----------------
                                                     (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $      8,266,375     $      3,593,811
    Accrued expenses                                         19,711,444            8,440,315
    Current portion of long-term liabilities                  2,002,918              447,257
                                                       ----------------     ----------------
              TOTAL CURRENT LIABILITIES                      29,980,737           12,481,383

LONG-TERM LIABILITIES
    Senior notes                                             35,000,000           35,000,000
    Convertible subordinated debentures                       7,250,000            7,350,000
    Bank and other long-term debt                            67,158,603            4,239,682
    Capitalized lease obligations                               398,759              645,314
    Other                                                       968,124              623,162
                                                       ----------------     ----------------
              TOTAL LONG-TERM LIABILITIES                   110,775,486           47,858,158

DEFERRED INCOME TAXES                                         7,937,565            6,691,408

SHAREHOLDERS' EQUITY
    Common stock without par value; $.10 stated value
      per share; authorized 12,000,000 shares; issued
      and outstanding 11,136,496 and 7,084,737 shares         1,113,650              708,474
    Preferred stock without par value; $100 stated value
      per share; authorized 8,000,000 shares;
      issued and outstanding 24,000 shares                    2,400,000            2,400,000
    Paid in capital                                         126,185,380           70,378,839
    Retained earnings                                        10,554,145            7,879,483
    Unearned portion of restricted stock                       (134,953)            (224,950)
                                                       ----------------     ----------------
              TOTAL SHAREHOLDERS' EQUITY                    140,118,222           81,141,846
                                                       ----------------     ----------------
                                                       $    288,812,010     $    148,172,795
                                                       ================     ================


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

                 BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                           THREE MONTHS                              NINE MONTHS
                                                         ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                       1995                1994                1995                1994
                                                 ---------------     ---------------     ---------------     ---------------
REVENUES
   Oil and gas sales                             $    12,949,105     $     8,069,062     $    31,923,560     $    24,616,133
   Gas marketing and gathering                         9,211,521           8,397,772          26,916,529          26,123,864
   Oilfield sales and service                          6,200,276           3,897,631          12,455,363           9,014,437
   Contract claim income                               1,342,900                  --           1,342,900                  --
   Interest and other                                    330,710             269,591             744,681             400,903
                                                 ---------------     ---------------     ---------------     ---------------
                                                      30,034,512          20,634,056          73,383,033          60,155,337
EXPENSES
   Production expense                                  4,384,069           2,379,177           9,694,939           6,946,510
   Cost of gas and gathering expense                   7,506,660           7,191,187          22,759,257          22,875,597
   Oilfield sales and service                          5,587,079           3,628,555          11,654,140           8,618,137
   Exploration expense                                 1,578,620             732,366           3,392,272           1,995,031
   General and administrative expense                  1,052,576           1,008,679           3,066,402           3,164,317
   Interest expense                                    1,560,761             876,343           4,013,240           2,659,522
   Depreciation, depletion and amortization            5,468,878           3,018,151          12,844,420           9,001,245
                                                 ---------------     ---------------     ---------------     ---------------
                                                      27,138,643          18,834,458          67,424,670          55,260,359
                                                 ---------------     ---------------     ---------------     ---------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                 2,895,869           1,799,598           5,958,363           4,894,978
   Provision for income taxes                          1,062,825             644,576           2,194,547           1,821,805
                                                 ---------------     ---------------     ---------------     ---------------
NET INCOME FROM CONTINUING OPERATIONS                  1,833,044           1,155,022           3,763,816           3,073,173

NET LOSS FROM DISCONTINUED OPERATIONS                   (678,102)            (75,085)           (954,154)            (81,069)
                                                 ---------------     ---------------     ---------------     ---------------
NET INCOME                                       $     1,154,942     $     1,079,937     $     2,809,662     $     2,992,104
                                                 ===============     ===============     ===============     ===============
NET INCOME PER COMMON SHARE
  CONTINUING OPERATIONS                          $          0.18     $          0.16     $          0.45     $          0.41
  DISCONTINUED OPERATIONS                                  (0.07)              (0.01)              (0.12)              (0.01)
                                                 ---------------     ---------------     ---------------     ---------------
                                                 $          0.11     $          0.15     $          0.33     $          0.40
                                                 ===============     ===============     ===============     ===============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                   9,741,156           7,084,737           7,992,704           7,078,707
                                                  ==============     ===============     ===============      ==============

    Prior periods have been restated to reflect the Company's wholly-owned subsidiary, EPS, as discontinued operations.

    See accompanying notes.

    BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                         UNEARNED
                             COMMON           COMMON          PREFERRED       PAID-IN       RETAINED    RESTRICTED
                              SHARES           STOCK            STOCK          CAPITAL      EARNINGS      STOCK          TOTAL
                           ----------       ----------      ----------     ----------      ----------   ----------     ----------
JANUARY 1, 1993             3,355,241     $  335,524      $2,400,000      $25,550,711     $ 1,176,536   $(440,000)    $ 29,022,771
Stock issued                   60,000          6,000                          491,150                                      497,150
Stock issued                  168,000         16,800                        1,658,702                                    1,675,502
Stock issued                3,450,000        345,000                       41,817,720                                   42,162,720
Net income                                                                                  3,220,026                    3,220,026
Preferred stock dividend                                                                     (180,000)                    (180,000)
Employee stock bonus           22,325          2,232                          237,762                                      239,994
Restricted stock grant                                                        108,999                     110,000          218,999
Other                          (2,485)         (248)                              248                                           --
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1993           7,053,081        705,308       2,400,000       69,865,292       4,216,562    (330,000)      76,857,162


Stock issued                   31,656          3,166                          384,622                                      387,788
Net income                                                                                  3,842,921                    3,842,921
Preferred stock dividend                                                                     (180,000)                    (180,000)
Restricted stock grant                                                        128,925                     105,050          233,975
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1994           7,084,737        708,474       2,400,000       70,378,839       7,879,483    (224,950)      81,141,846


Stock issued                4,025,000        402,500                       55,387,490                                   55,789,990
Stock issued                    3,000            300                           43,580                                       43,880
Stock options exercised         2,250            225                           25,244                                       25,469
Net income                                                                                  2,809,662                    2,809,662
Preferred stock dividend                                                                     (135,000)                    (135,000)
Employee stock bonus           21,509          2,151                          250,580                                      252,731
Restricted stock grant                                                         99,647                      89,997          189,644
----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
SEPTEMBER 30, 1995         11,136,496     $1,113,650      $2,400,000    $ 126,185,380     $10,554,145   $(134,953)    $140,118,222
==================================================================================================================================

See accompanying notes.

         BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                                  1995                 1994
                                                                        ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $        2,809,662     $       2,992,104
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                                    13,261,382             9,089,916
    Loss on disposal of property and equipment                                     182,720                77,783
    Deferred income taxes                                                        1,139,755             1,268,034
    Deferred compensation and stock grants                                         790,255               156,392
    Change in operating assets and liabilities, net of
     effects of purchases of businesses:
       Accounts receivable                                                      (7,858,336)           (2,103,296)
       Inventories                                                                 942,986            (1,250,389)
       Other operating assets                                                   (3,378,637)             (266,780)
       Accounts payable and accrued expenses                                     7,009,444             2,537,140
                                                                        ------------------     -----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               14,899,231            12,500,904

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired                               (90,097,695)          (16,960,021)
 Proceeds from property and equipment disposals                                    182,601               188,534
 Additions to property and equipment                                           (14,042,121)          (12,893,901)
 (Increase) decrease in other assets                                            (1,075,693)               12,497
                                                                        ------------------     -----------------
          NET CASH USED IN INVESTING ACTIVITIES                               (105,032,908)          (29,652,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and long-term debt                      66,000,000             2,100,000
 Repayment of long-term debt                                                   (17,007,852)             (412,476)
 Repayment of capital lease obligations                                           (261,084)             (226,874)
 Proceeds from sale of common stock                                             59,438,099                    --
 Common stock placement cost                                                    (3,578,757)                   --
 Preferred stock dividends                                                        (135,000)             (135,000)
                                                                        ------------------     -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            104,455,406             1,325,650
                                                                        ------------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            14,321,729           (15,826,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,649,005            22,244,231
                                                                        ------------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $       17,970,734     $       6,417,894
                                                                        ==================     =================
CASH PAID DURING THE PERIOD FOR:
 Interest                                                               $        3,935,857     $       2,732,509
 Income taxes, net of refunds received                                             599,381              (130,637)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of assets in exchange for debt                                     15,394,044                    --
 Acquisition of assets in exchange for other long-term obligations                      --               498,499
 Acquisition of assets in exchange for stock                                            --               387,788
 Sale of assets in exchange for notes receivable                                        --               689,289

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2)      ACQUISITIONS

         In September 1995, the Company purchased from Savoy Oil & Gas, Inc., a privately owned independent energy company headquartered in Traverse City, Michigan, oil and gas properties in northern Michigan with estimated proved developed reserves, associated with 24 Antrim Shale wells, of 11 Bcf (billion cubic feet) of natural gas net to the Company's interest. The Company's average working interest in these wells is 78 percent and account for approximately half of the purchase price of $10.3 million. The remainder of the purchase price is associated with the Company's 94% working interest in undeveloped well locations on approximately 17,000 leasehold acres. The pro forma results of these properties, if reported, would not be materially different from results of operations as reported.

         In September 1995, the Company purchased oil and gas properties located in Ohio from KST Oil & Gas Co., Inc. ("KST") for $8.6 million. In aggregate, the Company acquired an average working interest of 60% in approximately 511 wells. The wells had estimated proved developed reserves of 8.8 billion cubic feet equivalent of natural gas at December 31, 1994. Approximately $5.3 million of the purchase price was allocated to the purchase of the reserves.
The purchase also included approximately 125 miles of gathering systems.

         In July 1995, the Company purchased from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for approximately $50 million. The Quaker State Properties include approximately 1,460 gross (1,100 net) wells with estimated proved reserves of 2.2 MMBbl (million barrels) of oil and 46.8 Bcf of gas at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical database and other assets.

         In May 1995, the Company purchased an average working interest of 78% in 239 wells located in New York and Pennsylvania from U.S. Energy Development Corporation ("USE"), a privately-held company, for $4.2 million. The interests acquired had estimated proved developed reserves of 6.2 Bcf of

            ------------------------------------------------------

gas and 24,300 Bbls (barrels) of oil at December 31, 1994. The Company has since assumed operations of the wells.

        In March 1995, the Company purchased all the producing properties of The East Ohio Gas Company ("EOG") for $6.5 million. The assets acquired include a 100% working interest in 378 natural gas wells and drilling rights on more than 250,000 acres of adjacent properties. A substantial majority of the wells acquired are adjacent to properties currently being operated by the Company. The wells had estimated proved reserves of 8.5 Bcf of natural gas and 80,000 Bbls of oil at December 31, 1994.

        In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million. Ward Lake operates and holds a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf (14 Bcf net to the Company's interest). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets.

        The following table presents the unaudited pro forma results of operations for the three and nine months ended September 30, 1995 and 1994 as if the acquisition of the Quaker State Properties, Ward Lake, KST, EOG and USE and the common stock offering completed in August 1995 had occurred on January 1, 1994.

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                     --------------------------      -------------------------
                                                             PRO FORMA                      PRO FORMA
                                                        1995            1994           1995            1994
                                                     -----------    -----------      --------       ----------
                                                               (in thousands except per share data)
Total revenues                                       $     30,449   $      29,062     $ 88,173      $   85,439
Net income from continuing operations                       1,879           3,102        7,175           8,915
Net income per share - continuing operations         $        .16   $         .28     $    .63      $      .79
Weighted average common shares outstanding                 11,132          11,110       11,129          11,105


        Through the third quarter of 1995, the Company purchased additional working interests averaging 24% in the wells operated by Ward Lake for approximately $12 million. The interests acquired had estimated proved developed reserves of 16 Bcf at December 31, 1994. The interests acquired also qualify for tax credits that may be available to offset a portion of the Company's federal income tax liability through 2002.

(3)     SHAREHOLDERS' EQUITY

        In August 1995, the Company sold 4,025,000 shares of Common Stock at $14.75 per share ($13.93 net after underwriting commissions and discounts), Net proceeds, after deducting underwriting discounts and expenses, totaled approximately $55.8 million.

             ------------------------------------------------------

        Approximately $50 million of the net proceeds were used to purchase the Quaker State Properties, and the remaining proceeds were used to reduce the outstanding balance under the Company's revolving credit agreement, under which $35 million was outstanding at July 31, 1995.

(4)     CONTRACT CLAIMS

        The Company has a claim in the Columbia Gas Transmission Corporation ("Columbia") bankruptcy reorganization proceedings arising from the rejection of certain contracts for the purchase of natural gas. In Columbia's Amended Plan of Reorganization dated April 17, 1995, Columbia scheduled proposed allowed amounts for the Company of approximately $2 million. The anticipated payout amount currently stated in Columbia's reorganization plan is approximately sixty-eight (68%) of such proposed allowed amount. In the third quarter of 1995 the Company recognized $1.3 million of these anticipated proceeds. The Company believes that Columbia's proposed allowed amount is inadequate and intends to pursue the recovery of a greater amount from Columbia and anticipates hearings with respect to its claims to take place in early 1996, but the exact amount of any additional recovery has not been determined.

(5)     DISCONTINUED OPERATIONS

        The Company plans to sell Engine Power Systems, Inc. (EPS), a wholly-owned subsidiary. EPS is engaged in engine sales and system packaging for power generation, co-generation, gas compression and air compression applications. The Company acquired EPS in February 1994 with the objectives of increasing its vertical integration in gas marketing and strengthening its gas marketing capability.

        The decision to sell EPS was made in September, 1995 and resulted in a loss from discontinued operations, net of income tax, of $678,102 in the third quarter to account for operating losses, the write-down of various assets and inventories to estimated realizable value and to provide for the estimated costs related to asset disposals and future losses prior to the sale. The loss from discontinued operations through the first nine months of 1995 was $954,154 net of income taxes.


                                                 Three months       Nine months
                                                    ended              ended
                                                 September 30,      September 30,
                                                      1995               1995
                                                --------------      ------------
 Loss from operation of discontinued segment    $    (270,003)      $  (701,335)
 Income tax                                           (97,201)         (252,481)
                                                --------------      ------------
                                                     (172,802)         (448,854)

 Loss on disposal of segment                         (789,531)         (789,531)
 Income tax                                          (284,231)         (284,231)
                                                --------------      ------------
                                                     (505,300)         (505,300)
                                                --------------      ------------
 Net loss from discontinued operations          $    (678,102)      $  (954,154)
                                                ==============      ============


ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS
                -------------------------

RESULTS OF OPERATIONS - THIRD QUARTERS OF 1995 AND 1994 COMPARED

        OIL AND GAS SALES. Oil and gas sales increased $4.9 million (60%) in the third quarter of 1995 compared to the same period of 1994 due primarily to an increase in oil and gas volumes sold. The increase was partially offset by the lower average prices paid for the Company's oil and natural gas.

        Oil volumes increased 44,924 Bbls (37%) from 120,291 Bbls in the third quarter of 1994 to 165,215 Bbls in the third quarter of 1995 resulting in an increase in oil sales of approximately $780,000. Gas volumes increased 2.4 Bcf (95%) from 2.5 Bcf in the third quarter of 1994 to 4.9 Bcf in the third quarter of 1995 resulting in an increase in gas sales of approximately $5.7 million. These volume increases were primarily due to the Company's 1995 acquisitions and production from wells drilled in 1994 and 1995. These volume increases were partially offset by curtailed gas production due to lower spot market gas prices and by interstate pipeline repairs and construction.

        The average price paid for the Company's oil decreased from $17.26 per barrel in the third quarter of 1994 to $16.27 per barrel in the third quarter of 1995 which reduced oil sales by approximately $160,000. The average price paid for the Company's natural gas decreased $.30 per Mcf to $2.11 per Mcf in the third quarter of 1995 compared to the third quarter of 1994 which decreased gas sales in the third quarter of 1995 by approximately $1.4 million. The decrease in the average gas price was largely the result of lower gas prices received on the Company's recently acquired Michigan production and production from the Quaker State Properties.

        GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $813,749 (10%) in the third quarter of 1995 compared with 1994 primarily due to an increase in volumes purchased from third parties and resold. The increase was partially offset by a lower average selling price.

        OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $2.3 million (59%) from $3.9 million in the third quarter of 1994 to $6.2 million in the third quarter of 1995. This increase was primarily due to the sales generated by the three oilfield service companies acquired by the Company in 1994 and three oilfield sales and service companies acquired in 1995.

        CONTRACT CLAIM INCOME. Revenue increased $1.3 million in the third quarter of 1995 due to the recognition of anticipated proceeds from contract rejection claims that have been filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation. See Note 4 - "Contract Claims".

        INTEREST AND OTHER REVENUE. Interest and other revenue increased $61,119 (23%) from $269,591 in the third quarter of 1994 to $330,710 in the third quarter of 1995 due to the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

        PRODUCTION EXPENSE. Production expense increased from $2.4 million in the third quarter of 1994 to $4.4 million in the third quarter of 1995. This increase was largely due to the increased production volumes discussed above. The average production cost in the third quarter of 1995 was $.75 per Mcfe (equivalent Mcf of natural gas) compared to $.74 per Mcfe in the third quarter of 1994.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

        COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the third quarter of 1995 increased $315,473 (4%) compared with the third quarter of 1994 primarily due to an increase in volumes purchased from third parties and resold. The increase was partially offset by a lower average purchase price.

        OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $2.0 million (54%) from $3.6 million in the third quarter of 1994 to $5.6 million in the third quarter of 1995 primarily as a result of the increased cost of goods sold and expenses associated with increased sales made by the acquisitions described above.

        EXPLORATION EXPENSE. Exploration expense increased $846,254 (116%) from $732,366 in the third quarter of 1994 to $1.6 million in the third quarter of 1995 primarily due to increases in the size of the technical staff and higher levels of geological and geophysical activity.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense in the third quarter of 1995 was consistent with the third quarter of 1994, notwithstanding the continued growth of the Company.

        INTEREST EXPENSE. Interest expense increased from $876,343 in the third quarter of 1994 to $1.6 million in the third quarter of 1995. This increase was primarily due to a $65 million increase in bank and other long-term debt incurred to finance the 1995 acquisitions (Note 2 - "Acquisitions").

        DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $2.5 million (81%) in the third quarter of 1995 compared to the third quarter of 1994. This increase was primarily due to additional depletion expense associated with the production volumes described above.

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $1.1 million (61%) from $1.8 million in the third quarter of 1994 to $2.9 million in the third quarter of 1995. The oil and gas operations segment increased operating income $1.5 million (68%) from $2.3 million in 1994 to $3.8 million in 1995. The increase was attributable to the Columbia contract claim and other items discussed above. The oilfield sales and service segment operating income increased $195,102 from an operating income of $153,894 in 1994 to $348,996 in 1995. The increase was attributable to the items discussed above.

        NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations for the third quarter of 1995 was $1.8 million compared to $1.2 million in the third quarter of 1994. This increase in net income was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased from $644,576 in the third quarter of 1994 to $1.1 million in the third quarter of 1995 due to the increase in income from continuing operations before income taxes. Net income from continuing operations on a per share basis increased from $.16 per share in the third quarter of 1994 to $.18 per share in the third quarter of 1995. This increase was primarily the result of the factors discussed above.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

        NET LOSS FROM DISCONTINUED OPERATIONS. Net loss from discontinued operations (net of tax benefit) for the third quarter of 1995 was $678,102 compared to $75,085 in the third quarter of 1994. The loss in the third quarter of 1995 includes the write-down of various assets and inventories to estimated realizable value and a provision for estimated costs of asset disposals and future losses related to the Company's decision to sell EPS.

RESULTS OF OPERATIONS - NINE MONTHS OF 1995 AND 1994 COMPARED

        OIL AND GAS SALES. Oil and gas sales increased $7.3 million (30%) in the first nine months of 1995 compared to the same period of 1994 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil which more than offset a lower average price paid for the Company's natural gas.

        Oil volumes increased 34,950 Bbls (9%) from 372,098 Bbls to 407,048 Bbls in the first nine months of 1995 resulting in an increase in oil sales of approximately $560,000. Gas volumes increased 3.9 Bcf (54%) from 7.2 Bcf in the first nine months of 1994 to 11.1 Bcf in the first nine months of 1995 resulting in an increase in gas sales of approximately $10.1 million. The gas volume increase was primarily due to the Company's 1995 acquisitions and production from wells drilled in 1994 and 1995. These volume increases were partially offset by curtailed gas production due to lower spot market gas prices and by interstate pipeline repairs and construction.

        The average price paid for the Company's oil increased from $15.85 per barrel in the first nine months of 1994 to $16.83 per barrel in the first nine months of 1995 which increased oil sales by approximately $400,000. The average price paid for the Company's natural gas decreased $.34 per Mcf to $2.26 per Mcf in the first nine months of 1995 compared to the first nine months of 1994 resulting in decreased gas sales of approximately $3.8 million.

        GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue in the first nine months of 1995 was consistent with the same period in 1994. Increased volumes purchased from third parties and resold were offset by a lower average selling price.

        OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $3.5 million (38%) from $9.0 million in the first nine months of 1994 to $12.5 million in the first nine months of 1995. This increase was primarily due to the sales generated by the three oilfield service companies acquired by the Company in 1994 and three oilfield sales and service companies acquired in 1995.

        CONTRACT CLAIM INCOME. Revenue increased $1.3 million due to the recognition of anticipated proceeds from contract rejection claims that have been filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation. See Note 4 - "Contract Claims".

        INTEREST AND OTHER REVENUE. Interest and other revenue increased $343,778 (86%) from $400,903 in the first nine months of 1994 to $744,681 in the first nine months of 1995 primarily due to the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

        PRODUCTION EXPENSE. Production expense increased from $6.9 million in the first nine months of 1994 to $9.7 million in the first nine months of 1995. This increase was largely due to the increased production volumes discussed above. The average production cost in the first nine months of 1995 was $.72 per Mcfe compared to $.74 per Mcfe in the first nine months of 1994.

        COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the first nine months of 1995 was consistent with the same period in 1994. Increased volumes purchased from third parties and resold were offset by a lower average purchase price.

        OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $3.1 million (35%) from $8.6 million in the first nine months of 1994 to $11.7 million in the first nine months of 1995 primarily as a result of the increased cost of goods sold and expenses associated with increased sales made by the acquisitions described above.

        EXPLORATION EXPENSE. Exploration expense increased $1.4 million (70%) from $2.0 million in the first nine months of 1994 to $3.4 million in the first nine months of 1995 primarily due to increases in the size of the technical staff and higher levels of geological and geophysical activity.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased from $3.2 million in the first nine months of 1994 to $3.1 million in the first nine months of 1995, notwithstanding the continued growth of the Company.

        INTEREST EXPENSE. Interest expense increased from $2.7 million in the first nine months of 1994 to $4.0 million in the first nine months of 1995. This increase was primarily due to a $65 million increase in bank and other long-term debt incurred to finance the 1995 acquisitions (Note 2 - "Acquisitions").

        DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $3.8 million (43%) in the first nine months of 1995 compared to the first nine months of 1994. This increase was primarily due to additional depletion expense associated with the increased production volumes described above.

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $1.1 million (22%) from $4.9 million in the first nine months of 1994 to $6.0 million in the first nine months of 1995. The oil and gas operations segment increased operating income $2.0 million (28%) from $7.1 million in 1994 to $9.1 million in 1995. The increase was attributable to the items discussed above. The oilfield sales and service segment operating income increased $62,802 from $56,081 in 1994 to $118,883 in 1995.

        NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations for the first nine months of 1995 was $3.8 million compared to net income of $3.1 million in the first nine months of 1994. This increase in net income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased from $1.8 million in the first nine months of 1994 to $2.2 million in the first nine months of 1995 due to the increase in income from continuing operations before income taxes partially offset by a decrease in the effective tax

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

rate. Net income from continuing operations on a per share basis increased from $.41 per share in the first nine months of 1994 to $.45 per share in the first nine months of 1995. This increase was primarily the result of the factors discussed above.

        NET LOSS FROM DISCONTINUED OPERATIONS. Net loss from discontinued operations (net of tax benefit) for the first nine months of 1995 was $954,154 compared to $81,069 in the first nine months of 1994. The loss in the first nine months of 1995 includes the write-down of various assets and inventories to estimated realizable value and a provision for estimated costs of asset disposals and future losses related to the Company's decision to sell EPS.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas. The Company's current ratio at September 30, 1995 was 1.87 to 1.00. During the first nine months of 1995, working capital increased $12.6 million from $13.6 million to $26.2 million. The increase was primarily due to an increase in cash ($14.3 million) and an increase in accounts receivable ($10.9 million) related to the Quaker State and other 1995 acquisitions, which was largely offset by an increase in accounts payable and accrued expenses ($15.9 million) from these same 1995 acquisitions. The Company's operating activities provided cash flow of $14.9 million during the first nine months of 1995.

         On May 25, 1995, the Company's bank group amended its revolving bank facility. The facility was increased to $200 million, the maturity date was extended to March 31, 1999, and the borrowing base was increased to $81 million. The Company's borrowing base is calculated by the bank group and is based on the cash flows generated by its proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling.

         Outstanding balances under the agreement bear interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 2% (7.97% for the three-month LIBOR interest rate option at September 30, 1995) or (2) the bank's prime rate (8.75% at September 30, 1995). At September 30, 1995, the Company had $60 million outstanding under this facility.

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

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

         The Company issued 4,025,000 shares of common stock at a public offering price of $14.75 per share pursuant to an underwriting agreement dated July 26, 1995 with Johnson Rice & Company, McDonald & Company Securities, Inc. and Southcoast Capital Corporation, as representatives of the underwriters. Net proceeds were approximately $55.8 million and were used to purchase the Quaker State Properties for approximately $50 million with the balance used to reduce the outstanding balances under the Company's revolving bank facility.

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

         The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities. The Company intends to finance such activities principally through its available cash flow, through additional borrowings and, to the extent necessary, the issuance of additional common or preferred stock. See Note 3 - "Shareholders' Equity".

--------------------------------------------------------------------------------------------------------------------------------
PART II            Other information

                   Item 6.   Exhibits and Reports on Form 8-K

                   (a)  Exhibits
                        (11)  Computation of Earnings Per Common and Common Equivalent
                              Shares

                        (27)  Financial Data Schedule

                   (b)  Reports on Form 8-K

                        The Company filed a Current Report on Form 8-K dated
                        August 9, 1995 on Form 8-K relating to the acquisition of the Quaker State Properties

-------------------------------------------------------------------------------
SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BELDEN & BLAKE CORPORATION



Date:    November 7, 1995            By: /S/   Max L. Mardick
     ----------------------------       ----------------------------
                                        Max L. Mardick
                                        Director, President, and Chief
                                        Operating Officer




Date:    November 7, 1995            By: /S/  Ronald E. Huff
     ----------------------------       ----------------------------
                                        Ronald E. Huff, Director, Senior Vice
                                        President and Chief Financial Officer