Form 10-K
period 1995-12-31
BELDEN & BLAKE CORP /OH/
filed 1996-03-14
CIK 880114

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                        OR
[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

             OHIO                               34-1686642
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


                               5200 STONEHAM ROAD
                           NORTH CANTON, OHIO  44720
              (Address of principal executive offices)  (Zip Code)

         Registrant's telephone number, including area code: (330) 499-1660

          Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---
         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was $178,426,675.

         The number of shares outstanding of registrant's common stock, without par value, as of February 29, 1996 was 11,162,581.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders to be held on or about May 23, 1996 are incorporated in Part III of this Form.

                                     PART I
                                     ------
ITEM 1.  BUSINESS
         --------

GENERAL

         Belden & Blake Corporation, an Ohio corporation (the "Company"), is primarily engaged in producing oil and natural gas, acquiring and enhancing the economic performance of producing oil and gas properties, exploring for and developing natural gas and oil reserves and gathering and marketing natural gas. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities.
It is now one of the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, production, acreage held and wells operated. In early 1995, the Company commenced operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc., an exploration and production company which owns and operates oil and gas properties in Michigan's lower peninsula. See "Significant Events."

         At December 31, 1995, the Company owned interests in 7,380 gross (6,162 net) productive gas and oil wells in Ohio, West Virginia, Pennsylvania, New
York and Michigan with proved reserves totaling 239.4 Bcf (billion cubic feet) of gas and 6.3 MMBbl (million barrels) of oil. The estimated future net revenues from these reserves had a present value before income taxes of approximately $214.3 million at December 31, 1995. At that date, the Company held leases on 1,029,000 gross (941,000 net) acres, including 545,000 gross (496,000 net) undeveloped acres.

         At December 31, 1995, the Company operated approximately 7,500 wells, including wells operated for third parties. The Company owned and operated approximately 2,600 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1995. At December 31, 1995, the Company's net production was approximately 68 MMcf (million cubic feet) of gas and 1,900 Bbls of oil per day. At that date, the Company was marketing approximately 150 MMcf of gas per day, consisting of its own production and gas purchased from third parties.

         The Company was formed through the combination of a group of companies and assets owned by Henry S. Belden IV (the "Belden Interests") with Belden & Blake Energy Company (the "Partnership"), a master limited partnership listed on the American Stock Exchange, and Belden & Blake International Limited ("BBI"), a Bermuda corporation listed on the Luxembourg Stock Exchange. The transactions combining these entities were effected on March 31, 1992. The Company's succession to the Belden Interests was recorded on the basis of historical cost in a manner similar to a pooling of interests and the consolidation of the Partnership and BBI (the "Consolidation") was accounted for as a purchase. Accordingly, prior to March 31, 1992, the Consolidated Financial Statements of the Company reflect only the historical results of the Belden Interests and do not include the results of operations of the Partnership or BBI prior to that date.

         The Company has grown principally through the acquisition of producing properties and related gas gathering facilities and exploration and development of its own acreage. From its formation in 1992 through December 31, 1995, the Company has acquired producing properties for $125.3 million with 185.7 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $.67 per Mcfe (thousand cubic feet of natural gas equivalent) and spent $19.3 million to acquire and develop additional gas gathering facilities. During the period from 1992 through 1995, the Company drilled 340 gross (249.2 net) wells at an aggregate cost of approximately $43.4 million for the net wells.

This drilling added 41.8 Bcfe to the Company's proved reserves. During 1995, the Company drilled 155 gross (117.9 net) wells at a cost of approximately $20.4 million for the net wells. The 1995 drilling activity added 23.7 Bcfe of proved reserves, or approximately 117% of 1995 production at an average cost of $.86 per Mcfe.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million and commenced operations in the Michigan Basin. Ward Lake held production payment and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells operated by Ward Lake in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owned in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf (14 Bcf net to the Company's interest). Approximately one-half of the purchase price represented payment for proved reserves, with the balance associated with other oil and gas and corporate assets.

         Through December 31, 1995, the Company purchased additional working interests averaging 24% in the wells operated by Ward Lake for approximately $12 million. The interests acquired had estimated proved developed reserves of 16 Bcf at December 31, 1994. The interests acquired also qualify for nonconventional fuel source tax credits through 2002.

         In July 1995, the Company purchased from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for approximately $50 million. The Quaker State Properties included approximately 1,460 gross (1,100 net) wells with estimated proved reserves of 46.8 Bcf of gas and 2.2 MMBbl of oil at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical database and other assets.

         In August 1995, the Company sold 4,025,000 shares of common stock at $14.75 per share ($13.82 net after underwriting commissions and discounts). Net proceeds, after deducting underwriting discounts and expenses, totaled approximately $55.6 million. Proceeds from the offering were used to fund the purchase of the Quaker State Properties and to reduce the outstanding balance of the Company's revolving credit facility.

         In September 1995, the Company purchased from Savoy Oil & Gas, Inc., a privately owned independent energy company headquartered in Traverse City, Michigan, oil and gas properties in northwestern Michigan with estimated proved developed reserves, associated with 24 Antrim Shale wells, of 11 Bcf of natural gas net to the Company's interest. These wells extended the Antrim Shale play to northwestern Michigan. The Company's average working interest in these wells is 78% and accounts for approximately one-half of the purchase price of $11.3 million. The remainder of the purchase price is associated with the Company's 94% working interest in undeveloped Antrim Shale locations on approximately 17,000 leasehold acres.

         In addition, during 1995 the Company acquired in three separate transactions for approximately $17.9 million working interests in 1,139 gross (919 net) oil and gas wells in Ohio, Pennsylvania and New York and drilling rights on more than 250,000 acres in Ohio adjacent to properties operated by the Company. Estimated proved developed reserves associated with the wells total 21 Bcf of natural gas and .5 MMBbl of oil net to the Company's interest at December 31, 1994.

RECENT DEVELOPMENTS

         In February 1996, the Company sold or agreed to sell certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold for approximately $750,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 11.7 Bcf of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in two industry segments: (1) oil and gas production and distribution and (2) oilfield sales and services. Oilfield sales are generated by its wholly-owned subsidiary, Target Oilfield Pipe and Supply Company, and oilfield services are provided by its Arrow Oilfield Services division. The financial information with respect to the Company's industry segments is presented in Note 14 to the Consolidated Financial Statements.

         During September 1995, the Company announced plans to sell Engine Power Systems, Inc. ("EPS"), its wholly-owned subsidiary engaged in engine sales and system packaging for power generation and compression applications, and exit the line of business served by EPS. The Company is actively seeking a buyer for EPS and expects to complete the sale of this business in 1996. The financial information with respect to discontinued operations is presented in
Note 16 to the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company, founded in 1942, is actively engaged in the acquisition, exploration, development, production, gathering and marketing of oil and gas in the Appalachian and Michigan Basins, where it is now one of the largest oil and gas companies in terms of reserves, production, acreage held and wells operated.

         The Appalachian Basin is the oldest and geographically one of the largest oil and gas producing regions in the United States. Although the Appalachian Basin has sedimentary formations indicating the potential for oil and gas reservoirs to depths of 30,000 feet or more, oil and gas is currently produced primarily from shallow blanket formations at depths of 1,000 to 5,500 feet. Drilling success rates of the Company and others drilling in these formations historically have exceeded 90% with production generally lasting longer than 20 years.

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. As of December 31, 1995, there were over 10,000 independent operators of record and approximately 180,000 producing oil and gas wells in Ohio, West Virginia, Pennsylvania and New York. There has been only limited testing or development of the formations below the existing shallow production in the Appalachian Basin. Fewer than 1,500 wells have been drilled to a depth greater than 7,500 feet, and fewer than 100 wells have been drilled to depth greater than 12,500 feet in the entire Appalachian Basin. As a result, the Company believes that there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         The Company's rationale for entering the Michigan Basin was based on its geologic and operational similarities to the Appalachian Basin and its geographic proximity to the Company's operations in the Appalachian Basin. Geologically, the Michigan Basin resembles the Appalachian Basin with shallow blanket formations and deeper formations with greater reserve potential. Operationally, economies of scale and cost containment are essential to operating profitability. The Michigan Basin's operating environment is also highly fragmented with substantial acquisition opportunities. The Company's management has had prior experience operating in the Michigan Basin in that the Company's President and Chief Operating Officer was in charge of Shell Oil Company's drilling and producing operations in Michigan from August 1, 1977 to July 31, 1981. The Company's primary objective in acquiring Ward Lake was to allow the Company to pursue opportunities in the Michigan Basin with an established operating company that provided the necessary critical mass to operate efficiently.

         Most of the Company's production in the Michigan Basin is derived from the shallow (700 to 1,700 feet) blanket Antrim Shale formation. Success rates for companies drilling to this formation have exceeded 90%, with production often lasting as long as 20 years. The Michigan Basin also contains deeper formations with greater reserve potential (primarily the Niagaran Carbonate). The Company has also established production from certain of these deeper formations. The Michigan Basin has over 250 operators of record, most of which are private companies, and more than 8,100 producing wells. Because the production rate from Antrim Shale wells is relatively low, cost containment is a crucial aspect of operations. In contrast to the shallow blanket formations in the Appalachian Basin, the operating environment in the Antrim Shale is more capital intensive because of the low natural pressures and the high water content of the formation. In addition, there are more major oil and gas companies active in the Michigan Basin than in the Appalachian Basin.

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in wellhead gas prices that since 1985 have ranged from $.22 to $1.66 per Mcf above national wellhead prices. In 1995, wellhead prices in the Appalachian and Michigan Basins averaged $.47 per Mcf above national wellhead prices. The Company's average wellhead gas price was $.28 per Mcf above the average Appalachian and Michigan basins wellhead price.

BUSINESS STRATEGY

         The Company's primary operating objective is to utilize its sizeable acreage position, technical capability and financial resources to become a dominant oil and gas producer and natural gas marketer in the Appalachian and Michigan Basins. To accomplish this objective, the Company's specific business strategy is to:

   o make strategic acquisitions of producing oil and gas properties;

   o expand production and reserves through a balanced portfolio of developmental and exploratory drilling;

   o improve profitability on production from existing and acquired properties; and

   o    expand its gas gathering and marketing activities.

         This strategy is intended to enable the Company to take advantage of
(i) the availability of producing properties for sale in the Appalachian and Michigan Basins as capital constrained operators seek liquidity or operating capital and (ii) the significant exploration and development opportunities in the deeper and potentially more productive formations in the Appalachian and Michigan Basins.

ACQUISITION OF PRODUCING PROPERTIES

         The Company's acquisition strategy focuses on producing properties that (i) the Company already owns an interest in and operates or that are strategically located in relation to its existing operations, (ii) can be increased in value through operating cost reductions, advanced production technology, mechanical improvements, recompleting or reworking wells and/or the use of enhanced and secondary recovery techniques, (iii) provide development drilling opportunities or enhance the Company's acreage position, (iv) have the potential for increased revenues from gas production through the Company's gas marketing capabilities or (v) are of sufficient size to allow the Company to operate efficiently in new areas. Using these criteria, the Company employs a disciplined approach to acquisition analysis that requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, gas marketing, land management and environmental compliance. Although the Company often reviews in excess of 50 acquisition opportunities per year, this disciplined approach can result in uneven annual spending on acquisitions. The following table sets forth information pertaining to acquisitions completed during the period 1992 through 1995.

                                           Proved  Developed  Reserves
                                       -------------------------------------
            Number of       Purchase       Oil           Gas       Combined         Cost
Period    Transactions      Price (1)    (MBbl)        (MMcf)       (MMcfe)       Per Mcfe
-------  ----------------  ----------  ---------   ------------   ----------  --------------
                         (in thousands)
1992            5            $23,733      466          41,477       44,241       $  0.54
1993            8              3,883      119           4,121        4,835          0.80
1994           11             20,274      223          26,877       28,215          0.72
1995            6             77,388    1,850          97,314      108,416          0.71

_______________

(1) Represents portion of purchase price allocated to proved developed reserves.

OIL AND GAS OPERATIONS AND PRODUCTION

         Operations. The Company serves as the operator of substantially all of the wells in which it holds working interests. The Company seeks to maximize the value of its properties through operating efficiencies associated with economies of scale and through operating cost reductions, advanced production technology, mechanical improvements and/or the use of enhanced and secondary recovery techniques.

         Through its production field offices in Ohio, West Virginia, Pennsylvania, New York and Michigan, the Company continuously reviews its properties, especially recently acquired properties, to determine what action can be taken to reduce operating costs and/or improve production. The Company has reduced field level costs through improved operating practices such as computerized production scheduling and the use of hand-held computers to gather field data. On acquired properties, further efficiencies may be realized through improvements in production scheduling and reductions in oilfield labor. Actions that may be taken to improve production include modifying surface facilities and redesigning down-hole equipment. In 1989 and 1990, the Company participated in the development of an advanced plunger lift system (the "JetStar"), a tool that is designed to improve production on certain low-volume gas wells. As of December 31, 1995, a total of 190 JetStar systems were operating on Company operated wells at a cost of approximately $5,500 per well, resulting in an average net increase in production to the Company of 7 Mcf per well per day during the first year following installation.

         The Company may also implement enhanced and secondary recovery techniques. Enhanced recovery techniques include the repressurization of a productive field by injecting gases into formations that have significant remaining reserves in place but which are no longer producing at satisfactory levels. The Company initiated a series of pilot repressurization field projects in 1993 which were completed in 1995. Four wells were tested utilizing natural gas "huff and puff" cycles to improve oil recovery from wells drilled more than 15 years ago. Each well was repressured with natural gas and then gas and oil were withdrawn from the same well bore. This process resulted in incremental oil recovery averaging 500 barrels per well. This gas injection process may be used in conjunction with infill drilling to recover the large amount of oil remaining in the geological formation after primary recovery when wells are drilled in accordance with state mandated 40-acre spacing.

         Reservoir modeling studies of certain of the Company's producing properties performed at the University of Houston and Los Alamos National Laboratory have indicated that less than 10 percent of the oil in place is currently being recovered, leaving over 90 percent yet to be produced. Several infill wells are planned to be drilled in 1996 in combination with the gas injection tests to determine the economic viability of the process for expansion to field-wide development.

         Secondary recovery methods typically involve all methods of oil extraction in which extrinsic energy sources are applied to extract additional reserves. The principal secondary recovery technique used by the Company is waterflooding, which the Company has used in Ohio and Pennsylvania.

         Production. The following table sets forth certain information regarding oil and gas production from the Company's properties:

                                                               Year Ended December 31
                                     ---------------------------------------------------------------------
                                              1992            1993               1994            1995
                                            --------        --------          ----------      ------------
 Production
       Oil (thousands of Bbls)                  351               453              496               556
       Gas (Bcf)                                3.7               7.4              9.6              17.0
 Average Sales Price
       Oil (per Bbl)                    $     19.27       $     17.15       $    15.98        $    16.78
       Gas (per Mcf)                    $      2.22       $      2.55       $     2.58        $     2.21
 Average  production costs per
 Mcfe (including  production taxes)     $      0.92       $      0.71       $     0.74        $     0.69
 Total Oil and  Gas Revenues
 (in thousands)                         $    15,046       $    26,631       $   32,574        $   46,853
 Total Production Expenses
  (in thousands)                        $     5,362       $     7,190       $    9,292        $   13,979


EXPLORATION AND DEVELOPMENT

        The Company's exploration and development activities include development drilling in shallow blanket formations and development and exploratory drilling in the deeper formations of the Appalachian and Michigan Basins. The Company's strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company has an extensive inventory of acreage on which to conduct its exploration and development activities.

         In 1995, the Company drilled 110 gross (95.7 net) wells to shallow blanket formations in its five state operating area at a cost of approximately $15.1 million for the net wells. The Company also drilled 45 gross (22.2 net) wells to less developed and deeper formations in 1995 at a cost of approximately $5.3 million for the net wells. The results of this drilling activity are shown in the tables on page 12.

         The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.

         Shallow Blanket Formations. In general, the shallow blanket formations found in the Appalachian and Michigan Basins are widespread in extent, and hydrocarbon accumulations are not dependent upon local stratigraphic or structural trapping. Drilling success rates exceed 90%. The principal risk of such wells is uneconomic recoverable reserves.

         The shallow blanket formations in the Appalachian Basin are relatively tight reservoirs that produce 20% to 30% of their recoverable reserves in the first year and 40% to 50% of their total recoverable reserves in the first three years, with steady declines in subsequent years. Average well lives range from 15 years to 25 years or more.

         The Antrim Shale formation, the principal shallow blanket formation in the Michigan Basin, is characterized by high formation water production in the early years of a well's productive life, with water production decreasing over time. Antrim Shale wells typically produce at rates of 100 Mcf to 125 Mcf per day for several years, with modest declines thereafter. Gas production often increases in the early years as the producing formation becomes less water saturated. Average well lives are 20 years or more.

         Certain typical characteristics of the shallow blanket formations drilled by the Company in 1995 are described below:

                                                            Range of or                     Range of or
                                                          Average  Drilling               Average Gross
                               Range of                   and Completion                    Reserves
 Location                    Well Depths                   Costs per Well                   per Well
 --------                    -----------                 ----------------                 --------------
                              (In feet)                  (In thousands)                    (In MMcfe)
 Ohio                        3,000-5,500                     $110-140                           130
 West Virginia               1,500-6,000                      135-155                           200
 Pennsylvania
      Clarendon              1,100-1,500                           35                            30
      Medina                 5,000-6,200                          170                           230
 New York                    3,000-6,000                      100-200                        75-300
 Michigan                      700-1,700                      250-300                           450


         Less Developed Formations. The Appalachian Basin has productive and potentially productive sedimentary formations to depths of 30,000 feet or more, but the combination of long-lived production and high drilling success rates in the shallow formations has curbed the development of the deeper formations in the basin. The Company believes it possesses the technological expertise and the acreage position needed to explore the deeper formations in a cost effective manner.

         The less developed formations in the Appalachian Basin include the Knox sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempeleau productive zones, at depths ranging from 3,000 feet to 8,000 feet. The geographical boundaries of the Knox sequence, which lies approximately 2,000 feet below the blanket Clinton Sandstone, are generally well defined in Ohio with less definition in New York. Nevertheless, the Knox group has been only lightly explored, with fewer than 1,500 wells drilled to this sequence of formations during the past 10 years.

         The Company began testing the Knox sequence in 1989 by selecting certain wells that were targeted to be completed to the Clinton formation and drilling them an additional 2,000 feet to 2,500 feet to test the Knox formations. In 1991, the Company began using seismic analysis and other geophysical tools to select drilling locations specifically targeting the Knox formations. Since 1991, the Company has added substantially to its technical staff to enhance its ability to develop drilling prospects in the Knox and other less developed formations in the Appalachian Basin and the deeper formations in the Michigan Basin. The following table shows the Company's drilling results in the Knox sequence.

                                     Drilling  Results in the Knox Formations
                      ------------------------------------------------------------------------------
                                                                                  Average Gross
                                                                                Reserves per Well
                         Wells Drilled             Wells  Completed (1)            (MMcfe) (2)
                      -------------------          --------------------        ---------------------
 Period                  Gross        Net          Gross          Net
-----------           ---------      -----        -------        ------
 1989-1990                 18        14.5              5           4.0                    465
 1991                      11        10.3              5           4.7                    170
 1992                      15        12.5              8           6.4                    285
 1993                      30        20.2             16           8.8                    360
 1994                      25        14.2             17           9.8                    389
 1995                      34        16.3             18           8.8                    343

---------------

(1) Completed as producing wells in the Knox formations. Of the 16 gross wells in 1995 that were not commercially productive in the Knox formations, 2 were completed as producing wells in the shallower Clinton Sandstone formation.

(2) Average reserves per well reflect production through December 31, 1995 plus estimated proved developed reserves at that date.


         The Company's historical experience is that the average Knox well produces 20% to 25% of its recoverable reserves in the first year of production and approximately 50% of its recoverable reserves in the first three years with a steady decline thereafter. Wells in the Knox formations have an expected productive life ranging from 15 to 25 years.

         As shown in the following table, the Company's production from Knox formation wells has increased steadily as additional wells have been drilled.

                                                    Wells and Production in the Knox Formations
                                            ------------------------------------------------------------
                                                 1992            1993              1994           1995
                                           ------------       ---------          ---------      ---------
 Number of Wells in Production:
         Gross                                    16              23               41              66
         Net                                    13.7            20.6             29.7            41.5

 Annual Production (net):

         Oil (MBbl)                              4.7            13.9             67.1            74.9
         Gas (MMcf)                              340             731            1,041           1,624
         Combined (MMcfe)                        368             814            1,444           2,074


         Productive Knox wells represented 0.9% of the Company's total productive wells at December 31, 1995. Production from Knox wells in 1995, however, equaled 10.2% of the Company's total production on an Mcfe basis.

         The Company is well positioned to exploit the undeveloped potential of the Knox formations in the future. At December 31, 1995, it held leases on approximately 422,000 net acres overlying potential Knox drilling locations. The Company plans to drill or participate in joint ventures to drill
34 wells to the Knox formations in 1996.

         In addition, the Company has also tested the Dundee Carbonate, Niagaran Carbonate, Onondaga Limestone and Oriskany Sandstone formations. Certain typical characteristics of the deeper formations drilled by the Company in 1995 are described below:


                                                              Average Drilling Costs       Average
                                          Range of or        ------------------------      Gross
                                            Average             Dry          Completed     Reserves
 Formation                   Location      Well Depth           Hole           Well        Per Well
------------                 -----------   -----------         -----          ------      -----------
                                           (In feet)               (In thousands)         (In MMcfe)
 Knox Formations             OH, NY       2,500-8,000          $130             $220              350
 Dundee Carbonate            MI                 3,200           320              400            1,200
 Niagaran Carbonate          MI                 4,500           250              525            1,200
 Onondaga  Limestone         PA           4,100-5,500           100              175              400
 Oriskany Sandstone          PA, NY       5,500-9,000           250              500            1,500


         Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past four years.

                                                                     Less  Developed and
                     Shallow  Blanket Formations (1)                 Deeper Formations (2)
                 -----------------------------------------       -------------------------------------
                     1992       1993      1994       1995         1992      1993       1994      1995
                 ---------     ------    -------   -------       ------    ------     ------    ------
 Productive
    Gross               4          42       58        106             8      16(3)     22(4)      23(5)
    Net                 4        31.4     45.6       92.5           6.4        8.8      12.7       11.5
 Dry
    Gross               0           2        2          4             7         14        10         22
    Net                 0         0.7      0.4        3.2           5.1       11.4       4.8       10.7

 Reserves
 discovered-
 net (MMcfe)           97       3,019    4,813     18,474         1,821      3,173     5,196      5,194

 Approximate
 cost - net (in      $170      $4,847   $5,762    $15,079        $3,343     $3,413    $5,509     $5,284
 thousands)
----------------

(1) Consists of wells drilled to the Berea and Clinton Sandstone formations in Ohio, the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone formations in West Virginia, the Clarendon and Medina Sandstone formations in Pennsylvania and the Medina Sandstone formations in New York.

(2) Consists of wells drilled to the Trenton Limestone and Knox formations in Ohio, the Niagaran and Dundee Carbonates in Michigan, the Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania and the Oriskany Sandstone, Onondaga Limestone and Knox formations in New York.

(3) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation.

(4) One additional well which was dry in the Knox formations was subsequently completed in the shallower Clinton formation.

(5) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation. One additional well which was dry in the Oriskany formation was subsequently completed in the shallower Berea/Shale formation.


GAS GATHERING AND MARKETING

         Gas Gathering. The Company operates approximately 2,600 miles of natural gas gathering lines in Ohio, West Virginia, Pennsylvania, New York and Michigan which are tied directly to various interstate natural gas transmission systems. The interconnections with these interstate pipelines afford the Company potential marketing access to most East Coast gas markets. The Company earned gathering revenues of $4.6 million in 1995. Direct costs associated with gas gathering in 1995 totaled approximately $1.2 million.

         Gas Marketing. The major industrial centers of Akron, Buffalo, Canton, Chicago, Cleveland, Detroit and Pittsburgh are all located in close proximity to the Company's operations and provide a large potential market for direct natural gas sales. At present, the Company markets directly to approximately 200 customers in a five-state area. The Company focuses its gas marketing efforts on small to mid-sized industrial customers that require more service and have the potential to generate higher margins per Mcf than large industrial users.

         The Company sells the gas it produces to its commercial and industrial customers, local distribution companies and on the spot market. In addition to its own production, the Company buys gas from other producers and third parties and resells it. At December 31, 1995, the Company marketed approximately 150 MMcf of gas per day of which approximately 45% consisted of its own production. Gas sold to end users is usually sold pursuant to contracts which extend for periods of one to three years at fixed prices. Gas sold to local distribution companies is generally sold under one-year or longer contracts either at fixed prices or prices indexed to the cost of gas for local distribution companies. Approximately 50% of the gas marketed by the Company is at fixed prices and 50% at market sensitive prices. The following table shows the type of buyer for gas marketed by the Company at December 31, 1995.

                                                       Marketed Gas
                                                ---------------------------
                                                MMcf                Percent
Purchaser                                      Per Day              of Total
-----------------------------                 ---------            ----------
 End Users                                        41.7                 27.9%
 Local Distribution Companies                     61.8                 41.3%
 Spot Markets                                     46.1                 30.8%
                                                ------               -------
 Total                                           149.6                100.0%
                                                 =====                ======


OILFIELD SUPPLIES AND SERVICES

         The Company has provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to its exploration and production operations. In 1992, Arrow Oilfield Service Company ("Arrow"), a separate service division, was organized which provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, JetStar conversions, brine hauling and disposal and oil trucking. In 1995, more than 50% of Arrow's revenues were generated by sales to third parties. During the last half of 1994, the Company acquired for $3.1 million substantially all the assets of two Ohio-based oilfield servicing companies and a brine hauling and disposal company operating primarily in Ohio. These acquisitions made Arrow the largest oilfield service company in Ohio. In June 1995, the Company acquired the assets and assumed the operations of Antrim Services, Inc., an oilfield service company headquartered in Gaylord, Michigan, in order to provide adequate oilfield services to its expanding Michigan operations.

         Target Oilfield Pipe & Supply Company ("TOPS"), a subsidiary of the Company, operates retail sales outlets in the Appalachian and Michigan Basins from which it sells a broad range of equipment, including pipe, tanks, fittings, valves, pumping units and JetStar plunger lift systems. The Company originally entered the oilfield supply business to ensure the quality and availability of supplies for its own operations. In 1995, more than 60% of TOPS' revenues were generated by sales to third parties. In

August 1995, TOPS acquired the assets and assumed the operations of COFSCO, Inc., a distributor of oilfield supplies, and Precision Processing, Inc., an oilfield pipe threading business, for $4.4 million.

         The Company plans to expand its oilfield service and supplies business through continued growth in its five state market area.

EMPLOYEES

         As of February 29, 1996, the Company had 576 full-time employees, including 223 oilfield services and sales employees, 268 oil and gas production employees, 20 petroleum engineers, 11 geologists and 2 geophysicists.

COMPETITION AND CUSTOMERS

         The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to users.

         The competitors of the Company in oil and gas exploration, development, production and marketing include major integrated oil and gas companies as well as numerous independent oil and gas companies, individual proprietors, natural gas pipelines and their affiliates and natural gas marketers and brokers. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable prospects or producing properties and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit. The ability of the Company to add to its reserves in the future will be dependent on its ability to exploit its current developed and undeveloped lease holdings and its ability to select and acquire suitable producing properties and prospects for future exploration and development.

         The only customer which accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1995 was The East Ohio Gas Company with purchases of $11,111,822. The only customer which accounted for 10% or more of the Company's consolidated revenues during the years ended December 31, 1993 and 1994 was Ravenswood Aluminum Corporation ("RAC"), sales to which totaled $8,616,069 and $9,600,612, respectively. The Company's contract with RAC, its principal gas purchaser in West Virginia, requires it to deliver 10 billion Btus (approximately 8.9 MMcf) of gas per day through 1998. At present, the Company is supplying this contract requirement by delivering approximately 6.1 billion Btus of its own gas production, 3.2 billion Btus of production from royalty and joint working interest owners in wells in which the Company holds an interest and .7 billion Btus of gas purchased from third parties.

         The contract price at which gas is delivered to this customer for 1996 is $3.72 per MMBtu. The RAC contract also provides for a discount from the contract price if gas is available under the same terms and conditions from an arms-length third party at a price of less than 70% of the contract price. The discount is equal to one-half of the difference between the lower available price and the contract price and applies to volumes of gas for plant requirements in excess of 6,000 MMBtus per day. RAC unilaterally took discounts totaling $397,000 and $863,000 in 1994 and 1995, respectively. The Company has contested RAC's interpretation of the contract and may initiate legal action to recover part or all of the discounts taken.

         To protect itself against an interruption or reduction in the income stream under the RAC contract, the Company required the seller of the properties subject to the RAC contract to partially secure the delivered gas price the Company would receive under the contract with a declining letter of credit issued by Citibank, N.A. and Chase Manhattan Bank, N.A. in the original amount of $10.7 million, approximately $5.1 million of which is available for drawing in 1996. The Company is entitled to draw against the letter of credit annually if it receives less than a specified minimum average delivered price on gas delivered to RAC under the contract. Under the terms of the letter of credit, the Company was reimbursed approximately $165,000 directly by the seller for the 1994 discounts and expects to be reimbursed for a significant portion of the discount taken in 1995.

REGULATION

         Regulation of Production. In all states in which the Company is engaged in oil and gas exploration and production, its activities are subject to regulation. Such regulations may extend to requiring drilling permits, spacing of wells, the prevention of waste and pollution, the conservation of natural gas and oil, and other matters. Such regulations may impose restrictions on the production of natural gas and oil by reducing the rate of flow from individual wells below their actual capacity to produce which could adversely affect the amount or timing of the Company's revenues from such wells. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of the Company.

         Environmental Regulation. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Management believes the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

         Regulation of Sales and Transportation. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas and all sales of crude oil and condensate can be made at uncontrolled market prices.

ITEM 2.  PROPERTIES
         ----------

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 1993, 1994 and 1995 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                     December 31
                                          ---------------------------------
                                            1993         1994         1995
                                           -------      -------      -------

Estimated Proved Reserves
     Gas (billion cubic feet)               94.3        123.0        239.4
     Oil (thousands of barrels)            3,533        4,113        6,283



         See Note 13 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net revenues from the proved reserves of the Company and the present value of such future net revenues as of December 31, 1995 determined in accordance with the rules and regulations of the Securities and Exchange Commission.


               Estimated future net revenues (before income taxes) attributable to estimated production during

                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  37,602,107
                 1997 . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .   41,277,802
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,462,612
                 1999 and thereafter  . . . . . . . . . . . . . . . . . . . . .   270,343,049
                                                                                -------------
                 Total                                                           $385,685,570
                                                                                =============
               Present value before income taxes
               (discounted at 10% per annum)  . . . . . . . . . . . . . . . . .  $214,250,131
                                                                                 ============

               Present value after income taxes
               (discounted at 10% per annum)  . . . . . . . . . . . . . . . . .  $170,916,733
                                                                                 ============

         Estimated future net revenues represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs) and development costs. Estimated future net revenues were calculated on the basis of prices and costs estimated to be in effect at December 31, 1995 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.

PRODUCING WELL DATA

         The following table summarizes by state the Company's productive wells at December 31, 1995:


                                                    December 31, 1995
                         ------------------------------------------------------------------------
                             Oil Wells                Gas Wells                    Total
                         ------------------       ------------------        ---------------------
 State                   Gross       Net          Gross        Net          Gross         Net
----------------         ------      ------       ------       -----        -------      --------
 Ohio                    2,137       1,903         1,656       1,445         3,793         3,348
 West Virginia             381         377           859         622         1,240           999
 Pennsylvania              290         284           471         287           761           571
 New York                    7           6         1,031         992         1,038           998
 Michigan                    1           1           547         245           548           246
                         -----       -----         -----       -----         -----         -----
                         2,816       2,571         4,564       3,591         7,380         6,162
                         =====       =====         =====       =====         =====         =====


ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1995:


                                                   December 31, 1995
                     ---------------------------------------------------------------------------
                       Developed Acreage       Undeveloped  Acreage          Total Acreage
                     --------------------      ---------------------     -----------------------
 State                Gross        Net          Gross        Net           Gross           Net
 ---------------     --------    --------      --------     ------        -------        -------
 Ohio                272,000     258,000       278,000      245,000        550,000       503,000
 West Virginia        62,000      59,000        22,000       19,000         84,000        78,000
 Pennsylvania         33,000      24,000       187,000      180,000        220,000       204,000
 New York             97,000      95,000        35,000       30,000        132,000       125,000
 Michigan             20,000       9,000        23,000       22,000         43,000        31,000
                     --------    --------      -------      -------       --------       --------
                     484,000     445,000       545,000      496,000      1,029,000       941,000
                     ========    ========      =======      =======      =========       ========

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The complaint filed by the Estate of Judith C. Bookman against the Company and Harold D. Miller, Inc. seeking the recovery of $5,110,000 in compensatory damages and $2,000,000 in punitive damages for the death of Judith
C. Bookman in an automobile accident was dismissed as against the Company by the Court of Common Pleas of Portage County, Ohio, which granted the Company's motion for summary judgment.

         On January 2, 1996, Karen J. Volgstadt, individually and as administrator of the Estate of George A. Volgstadt, filed a complaint in the Supreme Court of Chautauqua County, New York against the Company seeking the recovery of $6,000,000 in compensatory damages for the death of George A. Volgstadt in an accident which occurred during the course of his employment with the Company. While the Company believes that this action is barred by the Workers' Compensation laws of New York and intends to move for its dismissal, any liability of the Company with respect to this action would be covered by insurance.

         The Company is involved in several other lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company as of February 29, 1996 were as follows:

         Name                     Age                                   Position
         ----                     ---                                   --------
Henry S. Belden, IV                56      Chairman of the Board and Chief Executive Officer

Max L. Mardick                     61      President and Chief Operating Officer and Director

Ronald E. Huff                     40      Senior Vice President and Chief Financial Officer and Director

Joseph M. Vitale                   54      Senior Vice President Legal, General Counsel, Secretary and Director

Ronald L. Clements                 53      Senior Vice President Exploration and Production

L. Edward Parker                   49      Senior Vice President Energy Marketing

Leo A. Schrider                    57      Senior Vice President Technical Development

Dennis D. Belden                   50      Vice President Supply and Service

Charles P. Faber                   54      Vice President Corporate Development

Tommy L. Knowles                   45      Vice President Production

Donald A. Rutishauser              39      Vice President and Treasurer

Dean A. Swift                      43      Vice President, Assistant General Counsel and Assistant Secretary

         All executive officers of the Company serve at the pleasure of its Board of Directors. None of the executive officers of the Company is related to any other executive officer or director, except that Henry S. Belden, IV and Dennis D. Belden are brothers. The business experience of each executive officer is summarized below.

         HENRY S. BELDEN, IV has been Chairman and Chief Executive Officer of the Company since 1982. Mr. Belden has been involved in oil and gas production since 1955 and associated with Belden & Blake since 1967. Prior to joining Belden & Blake, he was employed by Ashland Oil & Refining Company and Halliburton Services, Incorporated.

         Mr. Belden attended Florida State University and the University of Akron and is a member of the Society of Petroleum Engineers, the Mid-Continent Oil & Gas Association and the Board of Trustees of the Ohio Oil and Gas Association. He is also a member of the Regional Advisory Board of the Independent Petroleum Association of America and a director and a member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He is a member of the Interstate Oil Compact Commission. Other professional memberships include the World Business Council and the Association of Ohio Commodores.

         MAX L. MARDICK has been President and Chief Operating Officer of the Company since 1990, a director since 1992 and a director of predecessor companies from 1988 to 1992. He previously served as Executive Vice President and Chief Operating Officer from 1988 to 1990. Mr. Mardick is a Petroleum Engineer with more than 35 years of experience in domestic and international production, engineering, drilling operations and property evaluation. Prior to joining Belden & Blake, he was employed for more than 30 years by Shell Oil Company in various engineering, supervisory and senior management positions, including: Manager, Property Acquisitions and Business Development (1986-1988); Production Manager for Shell's Onshore and Eastern Divisions (1981-1986); Production Manager of Shell's Rocky Mountain Division (1980-1981); Operations Manager (1977-1980); and Engineering Manager (1975-1977).

         Mr. Mardick holds a BS degree in Petroleum Engineering from the University of Kansas. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association. He has served as Vice Chairman of the Alabama - Mississippi section of the Mid-Continent Oil and Gas Association.

         RONALD E. HUFF has been Senior Vice President and Chief Financial Officer of the Company since 1989, having previously served as its Senior Controller from 1986 to 1989. Mr. Huff has been a director of Belden & Blake since 1991. He is a Certified Public Accountant with nearly 20 years of experience in oil and gas finance and accounting. From 1983 to 1986, Mr. Huff served as Vice President and Chief Accounting Officer of Towner Petroleum Company. From 1980 to 1983 he worked for Sonat Exploration Company as Manager of Financial Accounting; and from 1977 to 1980 he served as Corporate Accounting Supervisor for Transco Companies, Incorporated. Mr. Huff received a BS degree in Accounting from the University of Wyoming. He is a member of the Ohio Petroleum Accountants Society and the Financial Executives Institute-Northeast Ohio Chapter.

         JOSEPH M. VITALE has been Senior Vice President Legal of the Company since 1989 and has served as its General Counsel since 1974. He has been a director of the Company since 1991. Prior to joining Belden & Blake, Mr. Vitale served for four years in the Army Judge Advocate General's Corps. He holds a BS degree from John Carroll University and a JD degree from Case Western Reserve Law School. He is a member of the Ohio Oil and Gas Association, the Stark County, Ohio State and American Bar Associations, and the Interstate Oil Compact Commission. Mr. Vitale is a past Chairman of the Natural Resources Law Committee of the Ohio State Bar Association.

         RONALD L. CLEMENTS has been Senior Vice President of Exploration and Production of the Company since 1993 and manages the Company's Exploration and Production Division. He joined Belden & Blake in 1990 and served as Vice President of Producing Operations until appointment to his current position in 1993. He has more than 30 years of petroleum engineering and production experience. Prior to joining Belden & Blake he served as Vice President and District Manager of TXO Production Corporation in Corpus Christi, Texas. From 1967 to 1982, Mr. Clements held various operational management positions with Shell Oil Company in Texas and Louisiana.

         Mr. Clements received a BS degree in Electrical Engineering from the University of North Dakota and a MS degree in Petroleum Engineering from the University of Tulsa. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association.

         L. EDWARD PARKER has been Senior Vice President of Energy Marketing of the Company since January of 1996. He has 24 years of experience in the oil and gas industry. Prior to joining Belden & Blake, Mr. Parker served as Executive Vice President of Marketing at Meridian Oil Inc. in Houston, Texas. From 1985 to 1988 he worked for Burlington Northern, Inc. as Vice President-Strategic Planning & Budgeting and from 1971 to 1985 he held various management positions with El Paso Natural Gas Company, including Vice President-Planning & Economics.

         Mr. Parker received a BA degree in Chemistry and a MBA degree from the University of Dallas. He is a member of the Natural Gas Association of Houston.

         LEO A. SCHRIDER has been Senior Vice President of Technical Development since 1993. He previously served as Senior Vice President of Exploration, Drilling and Engineering for the Company since 1986. Mr. Schrider is a Petroleum Engineer with 35 years of experience in oil and gas production, principally in the Appalachian Basin. Prior to joining Belden & Blake in 1981, he served as Assistant and Deputy Director of Morgantown Energy Technology Center from 1976 to 1980. From 1973 to 1976, Mr. Schrider served as Project Manager of the Laramie Energy Research Center. He has also held various research positions with the U.S. Department of Energy in Wyoming and West Virginia.

         Mr. Schrider received his BS degree from the University of Pittsburgh in 1961 and did graduate work at West Virginia University. He has published more than 35 technical papers on oil and gas production. He was an Adjunct Professor at West Virginia University and also served as a member of the International Board of Directors of the Society of Petroleum Engineers. In 1994, Mr. Schrider was elected to the Board of Directors of the Petroleum Technology Transfer Council and is chairman of the product advisory group representing the Appalachian region.

         DENNIS D. BELDEN has served as Vice President of Supply and Service for the Company since 1989 and has managed the Oilfield Supply and Service Division since 1992. He joined Belden & Blake in 1980 and served as the Company's land manager from 1980 to 1989. From 1976 to 1980 he was employed by Wilmot Mining Company as Special Projects Manager; from 1974 to 1976 he was Treasurer and General Manager of Cabbages & Kings Restaurant of Ohio; and from 1972 to 1974 he was employed by T & M Fuel as General Supervisor. Mr. Belden attended Kent State University. He is a member of the Ohio Oil and Gas Association.

         CHARLES P. FABER has been Vice President of Corporate Development for the Company since 1993. He previously served as Senior Vice President of Capital Markets from 1988 to 1993. Prior to joining Belden & Blake, Mr. Faber was employed as Senior Vice President of Marketing for Heritage Asset Management from 1986 to 1988. From 1983 to 1986 he served as President and Chief Executive Officer of Samson Properties, Incorporated. Mr. Faber holds a BA degree in Marketing and an MBA in Finance from the University of Wisconsin.

         TOMMY L. KNOWLES has been Vice President of Production of the Company since January of 1996. He has 23 years of petroleum engineering and production experience. Prior to joining Belden & Blake, Mr. Knowles served as President of FWA Drilling Company, a subsidiary of Texas Oil & Gas Corporation. From 1982 to 1988 he worked for TXO Production Corporation in Sacramento, California, serving in various management positions including Vice President; from 1979 to 1982 he held the position of Drilling and Production Manager for Texas Oil & Gas Corporation; and, from 1973 to 1979 he held various engineering, supervisory and management positions with Exxon Corporation.

         Mr. Knowles holds a BS degree in Mechanical Engineering from the University of Texas at Austin where he graduated with honors. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute and the Independent Association of Drilling Contractors.

         DONALD A. RUTISHAUSER has been Vice President and Treasurer of the Company since 1989, having previously served as Senior Financial Analyst from 1987 to 1989. Prior to joining Belden & Blake, he was employed by Grace Energy Corporation as Financial Project Manager. Mr. Rutishauser received a BA degree in Economics from Dartmouth College and an MBA in Accounting and Finance from the University of Michigan.

         DEAN A. SWIFT has served as Vice President, Assistant General Counsel and Assistant Secretary of the Company since 1989. He served as Assistant General Counsel of the Company from 1981 to 1989. From 1978 to 1981 he was associated with the law firm of Hahn, Loeser and Parks in Cleveland, Ohio. Mr. Swift received a BA degree from the University of the South and a JD degree from the University of Virginia. He is a member of the Stark County, Ohio State and American Bar Associations.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

         The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "BELD" since March 31, 1992.

         The following table sets forth the high and low sales prices for the Common Stock of the Company for the periods indicated as reported by The Nasdaq Stock Market.

                                            Sale Price
                                     -------------------------
                                                                         Average Daily
                                      High               Low                Volume
                                     -------           -------          ---------------
         1993
         ----------------
         First Quarter                $11.75            $ 9.75                 7,801
         Second Quarter                15.00             11.00                42,784
         Third Quarter                 14.75             10.00                42,174
         Fourth Quarter                14.75              9.75                30,691


         1994
         ----------------
         First Quarter                $13.25            $ 9.75                22,567
         Second Quarter                13.00             12.00                14,376
         Third Quarter                 14.75             11.50                18,909
         Fourth Quarter                15.00             13.25                26,388


         1995
         ----------------
         First Quarter                $14.25            $11.50                16,892
         Second Quarter                17.00             13.75                16,316
         Third Quarter                 19.25             14.50                46,982
         Fourth Quarter                19.25             14.50                74,242


         1996
         ----------------

         First Quarter (through
         February 29, 1996)           $18.75            $15.75                39,884


         The approximate number of record holders of the Company's equity securities at February 29, 1996 was as follows:

                                                                                Number of
                 Title of Class                                              Record Holders
                 --------------------------                                  --------------

                 Common Stock                                                    1,925

                 Class II Serial Preferred Stock
                          $7.50 Series A                                             1



DIVIDENDS

         No dividends have been paid on the Company's Common Stock and none are expected to be paid in the foreseeable future. The Class II Serial Preferred Stock $7.50 Series A is entitled to cumulative quarterly dividends at the annual rate of $7.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                 BELDEN & BLAKE  CORPORATION(1)

                                              As of or for the Year Ended  December 31
                                   ---------------------------------------------------------------
                                     1991         1992         1993          1994          1995
                                   --------      --------     --------     --------       --------
                                                          (In  thousands)

 Operations
      Revenues                      $49,871      $52,550       $72,874      $79,362       $110,064

      Depreciation, depletion
      and amortization                1,748        4,853         9,693       11,886         19,717

      Income (loss) from
      continuing operations            (709)       1,139         3,265        4,180          6,260

      Income (loss) from
      continuing operations
      per common share                   --          .48           .55          .57            .69

      Preferred dividends
      paid/cash withdrawals           1,541           --           180          180            180

 Balance  sheet  data

      Working capital                (4,563)       1,465        28,850       13,611         17,359
      (deficit)

      Oil and gas properties
      and gathering systems,          8,713       82,751        86,192      106,710        211,142
      net

      Total assets                   20,399      102,253       135,174      148,173        297,298

      Long-term liabilities,
      less current portion            8,551       59,311        43,516       47,858        110,523

      Preferred stock                    --        2,400         2,400        2,400          2,400

      Total owners' equity
      (deficit)                        (787)      29,023        76,857       81,142        142,291

_______________
[FN]
(1) Operating data for periods prior to March 31, 1992 and balance sheet data for years prior to 1992 are for the Belden Interests, the acquisition of which was accounted for in a manner similar to a pooling of interests.

         Financial results reflect the discontinuance of EPS as disclosed in
         Note 16 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the Selected Financial Information included elsewhere in this report.

GENERAL

         On March 31, 1992, the Company succeeded to the Belden Interests. The transaction was accounted for on the basis of historical cost in a manner similar to a pooling of interests. As a result, the consolidated financial statements of the Company reflect the combined historical results of operations of only the Belden Interests prior to March 31, 1992.

         Also on March 31, 1992, the Company acquired the assets and assumed the liabilities of the Partnership and BBI in exchange for shares of common stock pursuant to the Consolidation. The Consolidation was accounted for as a purchase, and the results of operations of the Partnership and BBI have been included from that date.

         Prior to March 31, 1992, the Company was engaged principally in managing the assets and business activities of the Partnership, BBI and non-affiliated entities and in gas gathering and marketing. Accordingly, a significant portion of the Company's income was derived from transactions with the Partnership and BBI, including well operating fees, sales of oilfield supplies and services at fixed mark-ups over cost and fees for accounting and related services. Since March 31, 1992, the Company's principal business has been the acquisition, development and production of, and exploration for, oil and gas reserves, principally in Ohio, West Virginia, Pennsylvania, Michigan and New York, and the gathering and marketing of natural gas. Consequently, the historical statements of operations prior to the Consolidation do not reflect the Company's current or planned business activities.

         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         The Company's gas gathering and marketing operations consist of purchasing gas at the wellhead and from interstate pipelines and selling gas to industrial customers and local gas distribution companies. The cost of gas purchased from the Company is the wellhead price stipulated by the well operating or gas purchase agreements relating to the wells and is included in "Cost of gas and gathering expense."

         The Company provides oilfield sales and services to its own operations and to third parties. Oilfield sales and service provided to the Company's own operations are provided at cost and all intercompany revenues and expenses are eliminated in consolidation. Prior to the Consolidation, revenues from oilfield sales and service provided to the Partnership and BBI were accounted for as third-party revenues.

RESULTS OF OPERATIONS

         1995 COMPARED TO 1994

         OIL AND GAS SALES. Oil and gas sales increased $14.3 million (44%) in 1995 compared to 1994 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil. These increases more than offset a lower average price paid for the Company's natural gas.

         Oil volumes increased 60,000 Bbls (12%) from 496,000 Bbls in 1994 to 556,000 Bbls in 1995 resulting in an increase in oil sales of approximately $1.0 million. Gas volumes increased 7.4 Bcf (77%) from 9.6 Bcf in 1994 to 17.0 Bcf in 1995 resulting in an increase in gas sales of approximately $19.1 million. These volume increases were primarily due to production from the Company's 1995 acquisitions and from wells drilled in 1994 and 1995. Gas volumes produced in 1995 were less than the Company's full production potential as a result of the Company's decision to curtail gas production due to low spot market gas prices. Interstate pipeline repairs and construction in Michigan and West Virginia also reduced potential production volumes.

         The average price paid for the Company's oil increased from $15.98 per barrel in 1994 to $16.78 per barrel in 1995 which increased oil sales by approximately $450,000. The average price paid for the Company's natural gas decreased $.37 per Mcf to $2.21 per Mcf in 1995 compared to 1994 resulting in decreased gas sales of approximately $6.3 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $7.3 million (22%) from $33.1 million in 1994 to $40.4 million in 1995 primarily due to the Company's 1995 acquisitions. Increased volumes of gas purchased from third parties and resold were offset by a lower average selling price .

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $6.9 million (53%) from $13.2 million in 1994 to $20.1 million in 1995. This increase was primarily due to the sales generated by the three oilfield service companies acquired by the Company in September and October of 1994 and three oilfield sales and service companies acquired in 1995.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $2.1 million (385%) from $559,000 in 1994 to $2.7 million in 1995 primarily due to the recognition of $1.3 million in anticipated proceeds from contract rejection claims that have been filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation (see Note 11) and the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased $4.0 million (50%) from $7.9 million in 1994 to $11.9 million in 1995. This increase was primarily due to the increased production volumes discussed above. The average production cost per equivalent Mcf of natural gas decreased from $.63 per Mcfe in 1994 to $.59 per Mcfe in 1995.

         PRODUCTION TAXES. Production taxes increased $703,000 (52%) from $1.4 million in 1994 to $2.1 million in 1995. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $5.0 million (17%) from $29.1 million in 1994 to $34.1 million in 1995 primarily due to the Company's 1995 acquisitions. Increased volumes of gas purchased from third parties and resold were offset by a lower average purchase price.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $6.1 million (50%) from $12.3 million in 1994 to $18.4 million in 1995 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $2.1 million (76%) from $2.8 million in 1994 to $4.9 million in 1995 primarily due to higher levels of geological and geophysical activity and increases in the size of the technical staff.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $498,000 (13%) from $4.0 million in 1994 to $4.5 million in 1995 primarily due to increases in employee compensation and benefits.
Included in general and administrative expense are franchise and property taxes which increased $183,000 from $459,000 in 1994 to $642,000 in 1995.

         INTEREST EXPENSE. Interest expense increased $2.6 million (73%) from $3.5 million in 1994 to $6.1 million in 1995. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions (Note 3 - "Acquisitions").

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $7.8 million (66%) from $11.9 million in 1994 to $19.7 million in 1995. Depletion expense increased $6.0 million (66%) from $9.1 million in 1994 to $15.1 million in 1995. This increase was primarily due to additional depletion expense associated with the increased production volumes described above. Depletion per Mcfe increased from $.72 per Mcfe in 1994 to $.74 per Mcfe in 1995.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $1.9 million (29%) from $6.5 million in 1994 to $8.4 million in 1995. The operating income from the oil and gas operations segment increased $3.3 million (37%) from $9.1 million in 1994 to $12.4 million in 1995. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $323,000 (92%) from $350,000 in 1994 to $673,000 in 1995.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $2.1 million (50%) from $4.2 million in 1994 to $6.3 million in 1995. This increase in net income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations decreased $180,000 (8%) from $2.3 million in 1994 to $2.2 million in 1995. This decrease was attributable to a decrease in the effective tax rate partially offset by an increase in income from continuing operations before income taxes. The effective tax rate decreased primarily due to the utilization of nonconventional fuel source tax credits. Net income from continuing operations on a per share basis increased from $.57 per share in 1994 to $.69 per share in 1995. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1,761,000 ($1,139,000 net of tax benefit or $.13 per share) in 1995 compared to $509,000 ($337,000 net of tax benefit or $.05 per share) in 1994. The loss in 1995 includes the write-down of various assets and inventories to estimated realizable value and a provision for estimated costs of asset disposals and future losses related to the Company's decision to sell EPS.

         1994 COMPARED TO 1993

         OIL AND GAS SALES. Oil and gas sales increased $5.9 million (22%) in 1994 compared to 1993 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's natural gas. These increases more than offset a lower average price paid for the Company's oil.

         Oil volumes increased 43,000 Bbls (10%) from 453,000 Bbls to 496,000 Bbls in 1994 resulting in an increase in oil sales of approximately $740,000. The increase in oil volumes sold in 1994 was primarily due to the success of the 1994 drilling program and, to a lesser extent, 1994 acquisitions. Gas volumes increased 2.2 Bcf (30%) from 7.4 Bcf in 1993 to 9.6 Bcf in 1994 resulting in an increase in gas sales of approximately $5.6 million. The gas volume increase was primarily due to the Company's 1994 acquisitions.

         The average price paid for the Company's oil decreased from $17.15 per barrel in 1993 to $15.98 per barrel in 1994 which reduced oil sales by approximately $580,000. The average price paid for the Company's natural gas increased $.03 per Mcf to $2.58 per Mcf in 1994 compared to 1993 resulting in increased gas sales of approximately $190,000.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue decreased 5% in 1994 compared with 1993 due to a decrease in volumes and selling price of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $2.3 million (21%) from $10.9 million in 1993 to $13.2 million in 1994. This increase was primarily due to the sales generated by the three oilfield service companies acquired by the Company in September and October of 1994.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $88,000 (14%) from $647,000 in 1993 to $559,000 in 1994 primarily because a gain was recorded in 1993 on the sale of certain oil and gas properties and related equipment in Pennsylvania and New York.

         PRODUCTION EXPENSE. Production expense increased $2.0 million (33%) from $5.9 million in 1993 to $7.9 million in 1994. The increase was primarily due to the increased production discussed above. The average production cost per equivalent Mcf of natural gas increased from $.59 in 1993 to $.63 in 1994. This increase was primarily due to the recognition of initial workover expense on recently acquired wells designed to maximize future production volume.

         PRODUCTION TAXES. Production taxes increased $113,000 (9%) from $1.2 million in 1993 to $1.4 million in 1994. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense decreased 5% in 1994 compared with 1993 due to a decrease in volumes of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $2.0 million (19%) from $10.3 million in 1993 to $12.3 million in 1994 primarily as a result of the sales generated by the 1994 acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $269,000 (11%) from $2.5 million in 1993 to $2.8 million in 1994 primarily due to a lower level of leasing activity resulting in less cost being capitalized in 1994.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased less than 1% in 1994 compared with 1993, notwithstanding the continued growth of the Company. Included in general and administrative expense are franchise and property taxes which increased $86,000 from $373,000 in 1993 to $459,000 in 1994.

         INTEREST EXPENSE. Interest expense increased $316,000 (10%) from $3.2 million in 1993 to $3.5 million in 1994 primarily due to higher average debt balances in 1994 incurred to finance acquisitions.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $2.2 million (23%) in 1994 compared to 1993. Depletion expense increased $1.8 million (25%) from $7.3 million in 1993 to $9.1 million in 1994. This increase was primarily due to additional depletion expense associated with the increased production volumes described above. Depletion per Mcfe remained consistent at $.72 per Mcfe in 1993 and 1994.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $1.2 million (24%) from $5.3 million in 1993 to $6.5 million in 1994. The operating income from the oil and gas operations segment increased $1.5 million (19%) from $7.6 million in 1993 to $9.1 million in 1994. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $193,000 (123%) from $157,000 in 1993 to $350,000 in 1994.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $915,000 (28%) from $3.3 million in 1993 to $4.2 million in 1994. This increase in net income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $333,000 (17%) from $2.0 million in 1993 to $2.3 million in 1994. This increase was due to the increase in income before income taxes partially offset by a decrease in the effective tax rate. Net income from continuing operations on a per share basis increased from $.55 per share in 1993 to $.57 per share in 1994. This increase was primarily the result of the factors discussed above partially offset by the increase in the average number of common shares outstanding from 5,674,638 in 1993 to 7,080,227 in 1994. The average number of shares outstanding increased primarily as a result of the Company's sale of 3.45 million common shares in May 1993.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $509,000 ($337,000 net of tax benefit or $.05 per share) in 1994 compared to $68,000 ($45,000 net of tax benefit or $.01 per share) in 1993. The increase was attributable to operating losses from Magnolia Compression Services, Inc., which was formed in 1993, and Engine Power Systems, Inc., which was acquired in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at December 31, 1995 was 1.47 to 1.00. During 1995, working capital increased $3.8 million from $13.6 million to $17.4 million. The increase was primarily due to increases in cash ($8.7 million), accounts receivable ($15.0 million) and inventories ($2.6 million) related to the Quaker State and other 1995 acquisitions, which was largely offset by an increase in accounts payable and accrued expenses ($22.8 million) from these same 1995 acquisitions. The Company's operating activities provided cash flow of $21.9 million during 1995.

         On May 25, 1995, the Company's bank group amended its revolving bank facility. The facility was increased to $200 million, the maturity date was extended to March 31, 1999, and the borrowing base was increased to $81 million. The borrowing base is calculated by the bank group and is based on the cash flows generated by the Company's proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling.

         Outstanding balances under the agreement incurred interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 2% (7.66% for the three-month LIBOR interest rate option at December 31, 1995) or (2) the bank's prime rate (8.50% at December 31, 1995). At December 31, 1995, the Company had $67 million outstanding under this facility.

         On February 16, 1996, the Company's bank group further amended its revolving bank facility. The maturity date was extended to March 31, 2001 and the LIBOR interest rate option was modified to decrease from LIBOR + 2% to a range of LIBOR + 1-1/4% to LIBOR + 3/4% as outstanding balances decrease in relation to the borrowing base.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at December 31, 1994 or 1995.

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

         The senior note agreement limits the Company's senior debt to 50% of the discounted present value (at 10%) of the Company's oil and gas reserves plus the net book value of its gas gathering systems. Other terms and covenants are substantially the same as those contained in the $200 million revolving credit facility.

         The Company issued 4,025,000 shares of common stock at a public offering price of $14.75 per share pursuant to an underwriting agreement dated July 26, 1995 with Johnson Rice & Company, McDonald & Company Securities, Inc. and Southcoast Capital Corporation, as representatives of the underwriters. Net proceeds were approximately $55.6 million and were used to purchase the Quaker State Properties for approximately $50 million with the balance used to reduce the outstanding balances under the Company's revolving bank facility.

         The Company currently expects to spend approximately $27 million during 1996 on its drilling activities and approximately $9.2 million for other capital expenditures. The Company's acquisition program is expected to be financed with any available cash flow over $36.2 million and with its available bank credit line. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

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

INFLATION AND CHANGES IN PRICES

         During 1993, the price paid for the Company's crude oil fell from a high of $19.00 per barrel at the beginning of the year to a low of $13.50 per barrel at year-end with an average price of $17.15 per barrel. During 1994, the price paid for the Company's crude oil increased from $13.50 per barrel to a high of $18.00 per barrel, then decreased to $15.50 per barrel at year-end, with an average price of $15.98 per barrel. During 1995, the price paid for the Company's crude oil increased from $15.50 per barrel to a high of $17.50 per barrel, then decreased to $16.50 per barrel at year-end, with an average price for the year of $16.78 per barrel. The average price of the Company's natural gas increased from $2.55 per Mcf in 1993 to $2.58 per Mcf in 1994 and decreased to $2.21 per Mcf in 1995.

         The price of oil and gas has a significant impact on the Company's results of operations. Oil and gas prices fluctuate based on market conditions and, accordingly, cannot be predicted. As a result of increased competition among drilling contractors and suppliers and reduced levels of drilling, costs to drill, complete, and service wells have remained relatively constant in recent years.

         Historically, a large portion of the Company's natural gas sales has been under long-term fixed price contracts. As a result of recent acquisitions, certain natural gas sales are currently based on indexed prices. The Company may, from time to time, enter into hedging transactions with financial institutions to reduce its exposure to variable commodity pricing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Index to Consolidated Financial Statements and Schedules on page F-1 sets forth the financial statements and supplementary schedules included in this Annual Report on Form 10-K and their location herein. Schedules have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

         The financial statements have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

         The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

         The Company's independent auditors, Ernst & Young LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations in accordance with generally accepted accounting principles.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 23, 1996 is incorporated herein by reference. See pages 18 through 21 of this report for information regarding executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information with respect to executive compensation set forth under the captions "Executive Compensation" and "Information about the Board of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 23, 1996 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information with respect to security ownership of certain beneficial owners and management set forth under the caption "Ownership of Voting Securities" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 23, 1996 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders on or about May 23, 1996 is incorporated by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K
          -----------------------------------------------------------------

         (a)     Documents filed as a part of this report:

         1.      Financial Statements

         The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

         2.      Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.      Exhibits


     No.          Description
     ---          -----------
     3.1          Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form S-4 (Registration No. 33-43209)

     3.2          Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-4 (Registration No. 33-43209)

     3.2(a)       Amendment to Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 4 to the
                  Company's Current Report on Form 8-K dated December 30, 1992

     3.3          Amended Code of Regulations of the Company--incorporated by reference to Exhibit 3.3 to the Company's
                  Registration Statement on Form S-4 (Registration No. 33-43209)

     4.1          Amended and Restated Debenture Agreement between the Company and Petercam Securities--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

     4.2(a)       Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Peake Operating Company,
                  Bank One, Texas, National Association and NBD Bank, N.A. dated November 1993--incorporated by reference to
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

     4.2(b)*      First Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc.,
                  Bank One, Texas National Association and NBD Bank, N.A., effective as of August 1, 1994

4.2(c)*      Second Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward
             Lake Drilling, Inc., Bank One, Texas National Association and NBD Bank, N.A., effective as of March 29, 1995

4.2(d)*      Third Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward
             Lake Drilling, Inc., Bank One, Texas National Association and NBD Bank, effective as of May 25, 1995

4.2(e)*      Fourth Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward
             Lake Drilling, Inc., Bank One, Texas National Association and The First National Bank of Chicago, effective as of February 15, 1996

4.3          Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy Company--incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

4.4          Note Purchase Agreement dated as of November 15, 1993 among the Company, The Canton Oil & Gas Company,
             Peake Operating Company and Peake Energy, Inc. and the purchasers listed on Annex I thereto--incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

4.5          None of the other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries involve long-term debt in an amount which exceeds ten percent of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of such other instruments to the
             Commission upon request.

10.1         Employment Agreement between the Company and Henry S. Belden IV dated September 16, 1991--incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.2         Form of Severance Agreement between the Company and each of the officers of the Company (except Henry S. Belden
             IV) officers--incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4
             (Registration No. 33-43209)

10.3         Stock Option Plan of the Company--incorporated by reference to Exhibit 10.7 to the Company's Registration
             Statement on Form S-4 (Registration No. 33-43209)

10.3(a)      Stock Option Plan of the Company (as amended)--incorporated by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form S-8 (Registration No. 33-62785)

10.4         Restricted Stock Grant Plan of The Canton Oil & Gas Company (formerly known as Belden & Blake Corporation)--
             incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No.
             33-43209)

10.5         Belden & Blake Corporation Non-employee Director Stock Option Plan-- incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

10.6         Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden & Blake Energy
             Company, Henry S. Belden IV, Belden & Blake International Limited and the Company--incorporated by reference to
             Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.7         Stock Purchase Agreement dated as of December 7, 1992 between Presidio Exploration, Inc. and Belden & Blake
             Acquisition, Inc. (a wholly-owned subsidiary of the Company)--incorporated by reference to Exhibit 2 to the
             Company's Current Report on Form 8-K dated December 22, 1992

10.8         Amended and Restated Gas Sales and Purchase Contract between Peake Energy, Inc. and Kaiser Aluminum & Chemical
             Corporation dated as of




             August 27, 1987--incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
             (Registration No. 33-60228)

10.9         Agreement of Purchase and Sale between the Company and TGX Corporation dated December 17, 1993--incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 14, 1994.

10.10        Stock Purchase Agreement dated January 3, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski,
             Charles Nelson and the Company--incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K dated February 10, 1995

10.10(a)     Agreement of Amendment dated January 16, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski,
             Charles Nelson and the Company--incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form
             8-K dated February 10, 1995

10.10(b)     Second Agreement of Amendment dated February 10, 1995 among Keith Hardin Gornick, R. David Briney, William F.
             Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.3 to the Company's Current
             Report on Form 8-K dated February 10, 1995

10.11        Asset Purchase Agreement dated July 26, 1995 among Quaker State Corporation, QSE&P, Inc. and the Company--
             incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 9, 1995.

21*          Subsidiaries of the Registrant

23*          Consent of Ernst & Young LLP

27*          Financial Data Schedule

*Filed herewith

       (b)     Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report.

       (c)     Exhibits required by Item 601 of Regulation S-K

               Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in the Exhibits listed under Item 14(a)3.

       (d)     Financial Statement Schedules required by Regulation S-X

               The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 BELDEN & BLAKE CORPORATION



March 13, 1996                            By: /s/ HENRY S. BELDEN IV
----------------------------                  -------------------------------
Date                                              Henry S. Belden IV
                                                  Chairman of the Board and
                                                  Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ HENRY S. BELDEN, IV                    Chairman of the Board,                     March 13, 1996
-------------------------                  Chief Executive Officer                    -----------------
Henry S. Belden, IV                        and Director                               Date
                                           (Principal Executive Officer)


/s/ RONALD E. HUFF                         Senior Vice President,                    March 13, 1996
--------------------------                 Chief Financial Officer                   -----------------
Ronald E. Huff                             and Director                              Date
                                           (Principal Financial and
                                           Accounting Officer)



/s/ MAX L. MARDICK                         President, Chief Operating                March 13, 1996
--------------------------                 Officer and Director                      -----------------
Max L. Mardick                                                                       Date


/s/ JOSEPH M. VITALE                       Senior Vice President, Legal,             March 13, 1996
-------------------------                  Secretary and Director                    -----------------
Joseph M. Vitale                                                                     Date


                                           Director
--------------------------
Paul R. Bishop



/s/ THEODORE V. BOYD
-------------------------                  Director                                  March 13, 1996
Theodore V. Boyd                                                                     -----------------
                                                                                     Date


-------------------------                  Director
Gary R. Petersen



-------------------------                  Director
David P. Quint



-------------------------                  Director
Raymond D. Saunders


/s/ GEORGE M. SMART
-------------------------                  Director                                  March 13, 1996
George M. Smart                                                                      -----------------
                                                                                     Date


*By:-------------------------
    Attorney-in-Fact





                                 EXHIBIT INDEX
                                 -------------

                                                                                                     Location in
                                                                                                    Sequentially
                                                                                                      Numbered
No.                                        Description                                                  Copy
---                                        -----------                                              ---------------
3.1     Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 to the
        Company's Registration Statement on Form S-4 (Registration No. 33-43209)

3.2     Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

3.2(a)  Amendment to Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 30, 1992

3.3     Amended Code of Regulations of the Company--incorporated by reference to Exhibit 3.3 to the
        Company's Registration Statement on Form S-4 (Registration No. 33-43209)

4.1     Amended and Restated Debenture Agreement between the Company and Petercam Securities--
        incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
        S-4 (Registration No. 33-43209)

4.2(a)  Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc.,
        Peake Operating Company, Bank One, Texas, National Association and NBD Bank, N.A. dated
        November 1993--incorporated by reference to Exhibit 4.2 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1993

4.2(b)* First Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake
        Energy, Inc., Bank One, Texas National Association and NBD Bank, N.A., effective as of
        August 1, 1994

4.2(c)* Second Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake
        Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas National Association and NBD Bank,
        N.A., effective as of March 29, 1995

4.2(d)* Third Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake
        Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas National Association and NBD Bank,
        effective as of May 25, 1995

4.2(e)* Fourth Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake
        Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas National Association and The First
        National Bank of Chicago, effective as of February 15, 1996

4.3     Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy
        Company--incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form
        10-K for the year ended December 31, 1992

4.4     Note Purchase Agreement dated as of November 15, 1993 among the Company, The Canton Oil &
        Gas Company, Peake Operating Company and Peake Energy, Inc. and the purchasers listed on
        Annex I thereto--incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

4.5     None of the other instruments defining the rights of holders of long-term debt of the
        Company or its subsidiaries involve long-term debt in an amount which exceeds ten percent of the total assets of




        the Company and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of such other instruments to the Commission upon request.

10.1    Employment Agreement between the Company and Henry S. Belden IV dated September 16, 1991--
        incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
        S-4 (Registration No. 33-43209)

10.2    Form of Severance Agreement between the Company and each of the officers of the Company
        (except Henry S. Belden IV) officers--incorporated by reference to Exhibit 10.6 to the
        Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.3    Stock Option Plan of the Company--incorporated by reference to Exhibit 10.7 to the Company's
        Registration Statement on Form S-4 (Registration No. 33-43209)

10.3(a) Stock Option Plan of the Company (as amended)--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-62785)

10.4    Restricted Stock Grant Plan of The Canton Oil & Gas Company (formerly known as Belden &
        Blake Corporation)--incorporated by reference to Exhibit 10.8 to the Company's Registration
        Statement on Form S-4 (Registration No. 33-43209)

10.5    Belden & Blake Corporation Non-employee Director Stock Option Plan--incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993

10.6    Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden
        & Blake Energy Company, Henry S. Belden IV, Belden & Blake International Limited and the
        Company--incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
        Form S-4 (Registration No. 33-43209)

10.7    Stock Purchase Agreement dated as of December 7, 1992 between Presidio Exploration, Inc. and
        Belden & Blake Acquisition, Inc. (a wholly-owned subsidiary of the Company)--incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1992

10.8    Amended and Restated Gas Sales and Purchase Contract between Peake Energy, Inc. and Kaiser
        Aluminum & Chemical Corporation dated as of August 27, 1987--incorporated by reference to
        Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-60228)

10.9     Agreement of Purchase and Sale between the Company and TGX Corporation dated December
         17, 1993--incorporated by reference to Exhibit 2 to the Company's Current Report on Form
         8-K dated January 14, 1994.

10.10    Stock Purchase Agreement dated January 3, 1995 among Keith Hardin Gornick, R. David Briney,
         William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit
         2.1 to the Company's Current Report on Form 8-K dated February 10, 1995

10.10(a) Agreement of Amendment dated January 16, 1995 among Keith Hardin Gornick, R. David Briney,
         William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit
         2.2 to the Company's Current Report on Form 8-K dated February 10, 1995

10.10(b) Second Agreement of Amendment dated February 10, 1995 among Keith Hardin Gornick, R. David
         Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to
         Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 10, 1995

10.11    Asset Purchase Agreement dated July 26, 1995 among Quaker State Corporation, QSE&P, Inc.
         and the Company--incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 9, 1995.

21*      Subsidiaries of the Registrant

23*      Consent of Ernst & Young LLP

27*      Financial Data Schedule


*Filed herewith

                           BELDEN & BLAKE CORPORATION
                             INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                             ITEM 14(a) (1) AND (2)

                                                                                                   PAGE
                                                                                                   -----
 CONSOLIDATED FINANCIAL STATEMENTS
 ---------------------------------



   Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2
   Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . .     F-3
   Consolidated Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5
   Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7
   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     F-8


All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                            ERNST & YOUNG LLP


Cleveland, Ohio
February 29, 1996



                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            DECEMBER 31
                                                    --------------------------
                                                        1995           1994
                                                    ------------   -----------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    12,322   $     3,649
  Accounts receivable, net                                28,123        13,069
  Inventories                                              9,253         6,677
  Deferred income taxes                                    2,254         1,741
  Other current assets                                     2,198           957
                                                     -----------   -----------
        TOTAL CURRENT ASSETS                              54,150        26,093

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)     235,344       122,280
  Gas gathering systems                                   25,416        18,120
  Land, buildings, machinery and equipment                29,977        19,564
                                                     -----------   -----------
                                                         290,737       159,964
  Less accumulated depreciation, depletion
   and amortization                                       59,209        40,789
                                                     -----------   -----------
        PROPERTY AND EQUIPMENT, NET                      231,528       119,175

OTHER ASSETS                                              11,620         2,905
                                                     -----------   -----------
                                                     $   297,298   $   148,173
                                                     ===========   ===========


                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             DECEMBER 31
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $ 11,004   $  4,885
  Accrued expenses                                        23,811      7,149
  Current portion of long-term liabilities                 1,976        447
                                                        --------   --------
        TOTAL CURRENT LIABILITIES                         36,791     12,481

LONG-TERM LIABILITIES
  Bank and other long-term debt                           67,223      4,240
  Senior notes                                            35,000     35,000
  Convertible subordinated debentures                      6,800      7,350
  Other                                                    1,500      1,268
                                                        --------   --------
        TOTAL LONG-TERM LIABILITIES                      110,523     47,858

DEFERRED INCOME TAXES                                      7,693      6,692

SHAREHOLDERS' EQUITY
  Common stock without par value; $.10 stated value
   per share; authorized 12,000,000 shares; issued
   and outstanding 11,136,496 and 7,084,737 shares         1,114        709
  Preferred stock without par value; $100 stated value
   per share; authorized 8,000,000 shares;
   issued and outstanding 24,000 shares                    2,400      2,400
  Paid in capital                                        126,063     70,379
  Retained earnings                                       12,820      7,879
  Unearned portion of restricted stock                      (106)      (225)
                                                        --------   --------
        TOTAL SHAREHOLDERS' EQUITY                       142,291     81,142
                                                        --------   --------
                                                        $297,298   $148,173
                                                        ========   ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31
                                                  -----------------------------------
                                                    1995         1994          1993
                                                  --------    --------      ---------
REVENUES
     Oil and gas sales                            $ 46,853     $32,574       $ 26,631
     Gas marketing and gathering                    40,436      33,072         34,709
     Oilfield sales and service                     20,066      13,157         10,887
     Interest and other                              2,709         559            647
                                                  --------     -------       --------
                                                   110,064      79,362         72,874
EXPENSES
     Production expense                             11,919       7,935          5,946
     Production taxes                                2,060       1,357          1,244
     Cost of gas and gathering expense              34,079      29,134         30,721
     Oilfield sales and service                     18,404      12,264         10,343
     Exploration expense                             4,938       2,807          2,538
     General and administrative expense              4,464       3,966          3,940
     Interest expense                                6,073       3,503          3,187
     Depreciation, depletion and amortization       19,717      11,886          9,693
                                                  --------     -------       --------
                                                   101,654      72,852         67,612
                                                  --------     -------       --------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                             8,410       6,510          5,262
     Provision for income taxes                      2,150       2,330          1,997
                                                  --------     -------       --------
INCOME FROM CONTINUING OPERATIONS                    6,260       4,180          3,265

LOSS FROM DISCONTINUED OPERATIONS                   (1,139)       (337)           (45)
                                                  --------     -------       --------

NET INCOME                                        $  5,121    $   3,843      $  3,220
                                                  ========    =========      ========
PER COMMON SHARE:
     CONTINUING OPERATIONS                        $   0.69    $    0.57      $   0.55
     DISCONTINUED OPERATIONS                         (0.13)       (0.05)        (0.01)
                                                  --------    ---------      --------
     NET INCOME                                   $   0.56    $    0.52      $   0.54
                                                  ========    =========      ========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                              8,785        7,080         5,675
                                                  ========    =========      ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                        UNEARNED
                              COMMON    COMMON         PREFERRED    PAID IN   RETAINED  RESTRICTED
                              SHARES    STOCK          STOCK        CAPITAL   EARNINGS  STOCK           TOTAL
                              ------    ------         ---------    -------   --------  ---------       -----
JANUARY 1, 1993                  3,355  $    336       $  2,400     $ 25,550  $  1,176  $(440)     $   29,022

Stock issued                     3,678       368                      43,968                           44,336
Net income                                                                       3,220                  3,220
Preferred stock dividend                                                          (180)                  (180)
Employee stock bonus                22         2                         238                              240
Restricted stock vested                                                  109              110             219
Other                               (2)       --                          --                               --
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993                7,053       706          2,400       69,865     4,216   (330)         76,857

Stock issued                        32         3                         385                              388
Net income                                                                       3,843                  3,843
Preferred stock dividend                                                          (180)                  (180)
Restricted stock vested                                                  129              105             234
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994                7,085       709          2,400       70,379     7,879   (225)         81,142

Stock issued                     4,028       403                      55,264                           55,667
Net income                                                                       5,121                  5,121
Preferred stock dividend                                                          (180)                  (180)
Stock options exercised              2        --                          25                               25
Employee stock bonus                22         2                         251                              253
Restricted stock vested                                                  144              119             263
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995               11,137  $  1,114       $  2,400     $126,063  $ 12,820  $(106)     $  142,291
=============================================================================================================


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                            -------------------------------
                                                               1995      1994      1993
                                                            ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   5,121  $  3,843  $  3,220
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                    20,154    12,021     9,704
   Loss (gain) on disposal of property and equipment              177        91      (118)
   Deferred income taxes                                          488     1,570     1,552
   Deferred compensation and stock grants                       1,067       359       459
   Change in operating assets and liabilities, net of
    effects of acquisition of businesses:
     Accounts receivable and other operating assets           (14,485)   (1,622)   (5,951)
     Inventories                                                  469    (2,328)   (1,393)
     Accounts payable and accrued expenses                      8,958     1,775     1,912
                                                            ---------  --------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                21,949    15,709     9,385

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired              (99,837)  (17,968)     (560)
 Proceeds from property and equipment disposals                   589       438     1,388
 Additions to property and equipment                          (23,855)  (19,844)  (13,465)
 (Increase) decrease in other assets                             (867)       88      (971)
                                                            ---------  --------  ---------
      NET CASH USED IN INVESTING ACTIVITIES                  (123,970)  (37,286)  (13,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and long-term debt     73,000     6,100     5,025
 Proceeds from senior note placement                               --        --    35,000
 Repayment of long-term debt and other obligations            (17,818)   (2,938)  (59,349)
 Preferred stock dividends                                       (180)     (180)     (180)
 Proceeds from sale of common stock                            59,438        --    46,223
 Common stock placement cost                                   (3,746)       --    (3,563)
                                                            ---------  --------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               110,694     2,982    23,156
                                                            ---------  --------  ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                           8,673   (18,595)   18,933

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  3,649    22,244     3,311
                                                            ---------  --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  12,322  $  3,649  $ 22,244
                                                            =========  ========  =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
--------
         The Company operates primarily in the oil and gas industry. The Company's principal business is the acquisition, exploration, development and production of oil and gas reserves, and the gathering and marketing of natural gas. Sales of oil and gas are ultimately made to refineries, gas utilities and industrial consumers in Ohio, West Virginia, New York, Pennsylvania and Michigan. The Company is also a distributor of a broad range of oilfield equipment and supplies. Its customers include other independent oil and gas companies, dealers and operators throughout Ohio, West Virginia, New York, Pennsylvania and Michigan. The price of oil and gas has a significant impact on the Company's working capital and results of operations.

PRINCIPLES OF CONSOLIDATION AND FINANCIAL PRESENTATION
------------------------------------------------------
         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
--------------------------------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Significant estimates used in the preparation of the Company's financial statements which could be subject to significant revision in the near term include estimated oil and gas reserves and the estimated net realizable value of the assets of discontinued operations. Although actual results could differ from these estimates, significant adjustments to these estimates historically have not been required.

CASH EQUIVALENTS
----------------
         For purposes of the statements of cash flows, cash equivalents are defined as all highly liquid debt instruments purchased with an initial maturity of three months or less.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
         Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Expected losses are provided for currently and actual losses have been within management's expectations.

INVENTORIES
-----------
         Inventories of material, pipe and supplies are valued at average cost. Crude oil and natural gas inventories are stated at average cost.

PROPERTY AND EQUIPMENT
----------------------
         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         Additional depreciation, depletion and amortization is recorded to the extent that the aggregate net carrying value of producing oil and gas properties exceeds the corresponding undiscounted future pretax net cash flows relating to estimated proved oil and gas reserves computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities".

         Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense.

         Gas gathering systems are stated at cost. Depreciation expense is computed using the straight-line method over 15 years.

         Property, plant and equipment are stated at cost. Depreciation of non-oil and gas properties is computed using the straight-line method over the useful lives of the assets. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

NET INCOME PER COMMON SHARE
---------------------------
         Net income per common share is computed by subtracting preferred dividends from net income and dividing the difference by the weighted average number of common and common equivalent shares outstanding. Outstanding options and warrants are included in the computation of net income per common share when their effect is dilutive.

REVENUE RECOGNITION
-------------------
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield sales and service revenues are recognized when the goods or services have been provided.

STOCK-BASED COMPENSATION
------------------------
         The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

INCOME TAXES
------------
         The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

RECLASSIFICATIONS
-----------------
         Certain reclassifications have been made in 1994 and 1993 to conform to the presentation in 1995.

(2)      CHANGE IN ACCOUNTING PRINCIPLE

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company is required to adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

(3)      ACQUISITIONS

         The following acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of the respective aquisitions.

         Effective in July 1995, the Company purchased from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for approximately $50 million. The Quaker State Properties included approximately 1,460 gross (1,100 net) wells with estimated proved reserves of 2.2 MMBbl (million barrels) of oil and 46.8 Bcf of gas at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical database and other assets.

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million. Ward Lake operates and holds a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf (14 Bcf net to the Company's interest). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets. Through the end of 1995, the Company purchased additional working interests averaging 24% in the wells operated by Ward Lake for approximately $12 million. The interests acquired had estimated proved developed reserves of 16 Bcf at December 31, 1994. The production from certain interests qualify for nonconventional fuel source tax credits.

         In addition, during 1995 the Company in four separate transactions acquired for approximately $29.2 million working interests in oil and gas wells in Michigan, Ohio, Pennsylvania and New York and drilling rights on more than 250,000 acres in Ohio. Estimated proved developed reserves associated with the wells totaled 35 Bcfe of natural gas net to the Company's interest at December 31, 1994.

         In January 1994, the Company purchased substantially all of TGX Corporation's Appalachian Basin assets for $15.5 million. The assets acquired included 1,034 gross (910 net) gas and oil wells on approximately 121,000 acres located in northeastern Ohio and southwestern New York and 15,000 undeveloped acres and related inventory, real estate and oilfield equipment. At December 31, 1993, the properties acquired had estimated proved reserves of 22.0 Bcf of natural gas and 28,700 Bbls of oil.

         The following table presents the unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 as if the acquisitions above occurred at the beginning of each period presented.

                                          PRO FORMA
                                   --------------------------
                                      1995           1994
                                  -----------     -----------
                             (in thousands, except per share data)
       Total revenues             $   124,854     $   113,074

       Net income                       8,532          11,632

       Net income per share       $       .75     $     1 .03


(4)      DETAILS OF BALANCE SHEETS

                                                                    DECEMBER 31
                                                            ---------------------------
                                                               1995             1994
                                                            ----------        ---------
 ACCOUNTS RECEIVABLE                                              (IN THOUSANDS)
    Accounts receivable                                     $   16,096        $  7,399
    Allowance for doubtful accounts                               (269)           (170)
    Oil and gas production receivable                           11,610           5,710
    Current portion of notes receivable                            686             130
                                                            ----------        ---------
                                                            $   28,123        $ 13,069
                                                            ==========        =========
 INVENTORIES
    Oil                                                     $    1,574        $  1,187
    Natural gas                                                    170           1,375
    Material, pipe and supplies                                  7,509           4,115
                                                            ----------        ---------
                                                            $    9,253        $  6,677
                                                            ==========        =========
 PROPERTY AND EQUIPMENT, GROSS
   OIL AND GAS PROPERTIES
    Producing properties                                    $  214,984        $117,222
    Non-producing properties                                    11,286           5,058
    Other                                                        9,074              --
                                                            ----------        ---------
                                                            $  235,344        $122,280
                                                            ==========        =========
   LAND, BUILDINGS, MACHINERY AND EQUIPMENT
    Land, buildings and improvements                        $    8,748        $  5,633
    Machinery and equipment                                     21,229          13,931
                                                            ----------        ---------
                                                            $   29,977        $ 19,564
                                                            ==========        =========
 ACCRUED EXPENSES
    Accrued expenses                                        $    9,924        $  2,775
    Accrued drilling and completion costs                        4,902              --
    Accrued income taxes                                            15             298
    Ad valorem and other taxes                                   2,162           1,270
    Compensation and related benefits                            2,147           1,514
    Undistributed production revenue                             4,661           1,292
                                                            ----------        ---------
                                                            $   23,811        $  7,149
                                                            ==========        =========

(5)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                   DECEMBER 31
                                           -------------------------
                                              1995            1994
                                           -----------     ---------
                                                 (IN THOUSANDS)
 Revolving line of credit                  $    67,000     $   4,000
 Senior notes                                   35,000        35,000
 Convertible subordinated debentures             6,800         7,350
 Other                                           1,871           346
                                           -----------     -----------
                                               110,671        46,696
 Less current portion                            1,648           106
                                           -----------     -----------
 Long term debt                            $   109,023     $  46,590
                                           ===========     ===========


         The Company has a $200 million unsecured revolving credit facility with a group of banks that matures on March 31, 1999. Outstanding balances under the facility incurred interest at the Company's choice of either: (1) the one, two, or three-month LIBOR plus 2% (7.66% for the three-month LIBOR interest rate option at December 31, 1995) or (2) the bank's prime rate (8.50% at December 31, 1995). Borrowings under the credit agreement are limited to the borrowing base as established semi-annually by the bank group. The borrowing base at December 31, 1995 was $81 million.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at December 31, 1994 or 1995.

         The Company has $35 million of 7% fixed-rate senior notes outstanding with five insurance companies. These notes, which are interest-only through 1996, mature on September 30, 2005. Equal principal payments of $3,888,888 will be required on each September 30 commencing in 1997.

         The convertible subordinated debentures have a fixed interest rate of 9.25% and mature on June 30, 2000. The debentures are currently convertible by the debenture holders at the rate of one share of the Company's common stock for each $20.15 of principal.

         The debt agreements contain various covenants restricting payment of dividends on common stock to $5 million plus 50% of cumulative net income, restricting sales of assets to 15% of shareholders' equity in any one year and requiring the maintenance of certain levels of net worth, working capital and other financial ratios.

         At December 31, 1995, the aggregate long-term debt maturing in the next five years is as follows: $1,648,000 (1996); $3,918,000 (1997); $3,907,000
(1998); $70,907,000 (1999); $10,707,000 (2000) and $19,584,000 (2001 and
thereafter). The fair value of long-term debt approximated its carrying value at December 31, 1995.

(6)      LEASES

         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to approximately $1.4 million, $742,000 and $1.1 million for the years ended December 31, 1995, 1994, and 1993, respectively. Future commitments under leasing arrangements were not significant at December 31, 1995.

(7)      SHAREHOLDERS' EQUITY

         In August 1995, the Company sold 4,025,000 shares of common stock. Net proceeds, after deducting underwriting discounts and expenses, totaled approximately $55.6 million. Approximately $50 million of the net proceeds were used to purchase the Quaker State Properties, and the remaining proceeds were used to reduce the outstanding balance under the Company's revolving credit agreement.

         In December 1995, the Company awarded 26,085 shares of common stock to employees as profit sharing and bonuses. These shares were issued in January 1996.

         Outstanding warrants for the purchase of 13,801 shares of the Company's common stock at a price of $21.74 per share are exercisable by the holder in whole or part any time prior to February 15, 1997.

         On December 31, 1992, the Company issued 24,000 shares of Class II Serial Preferred Stock with a stated value of $100 per share. In preference to shares of common stock, each share is entitled to cumulative cash dividends of $7.50 per year, payable quarterly. The Preferred Stock is subject to redemption at $100 per share at any time by the Company and is convertible into common stock, at the holder's election, at any time after five years from the date of issuance at a conversion price of $15.00 per common share. Holders of the Preferred Stock are entitled to one vote per preferred share.

         The Company has reserved a total of 511,110 shares of common stock for the conversion of the convertible subordinated debentures and the Class II Serial Preferred Stock and the exercise of the outstanding warrants referred to above.

         In May 1993, the Company sold 3,450,000 shares of common stock in a public offering. Net proceeds to the Company after underwriting discounts and offering costs were approximately $42.2 million.

         In August 1995, May 1994 and March 1993, non-statutory stock options to purchase 250,000, 183,000 and 87,000 common shares, respectively, of the Company's stock were granted to certain executive officers and employees under the Company's Stock Option Plan. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. The options become exercisable in 25% increments over a four-year period beginning one year from date of grant. As of December 31, 1995, there were 551,000 shares available for grant under the Plan.

         On May 27, 1994, the shareholders approved the Non-Employee Directors Stock Option Plan. In May 1995, May 1994 and March 1993 non-statutory stock options to purchase 10,000, 10,000 and 8,000 common shares, respectively, of the Company's stock were granted under the Plan. Additional options for 2,000 shares will be granted each year to each non-employee director. The exercise price of options under the Plan is equal to the fair market value on the date of grant. Options expire on the tenth anniversary of the grant date. The options become exercisable on the anniversary of the grant date at a rate of one third of the shares each year. As of December 31, 1995, there were 92,000 shares available for grant under the Plan.

         As of December 31, 1995, there were 544,750 options outstanding under the two plans, of which 95,580 were exercisable at prices ranging from $10.00 to $16.375.

         The Company's Articles of Incorporation include certain anti-takeover provisions. The provisions grant the Board of Directors the authority to issue and fix the terms of preferred stock as well as the ability to take certain other actions that could have the effect of discouraging unsolicited takeover attempts. In addition, the Company has entered into contracts with its officers that provide for severance payments, in certain circumstances, in the event that their employment is terminated following a change in control. The senior notes may, at the noteholder's discretion, be accelerated and become due and payable upon a change in control of the Company.

(8)      RESTRICTED STOCK GRANT AND BONUS PLAN

         In 1992, Henry S. Belden IV (HSB IV) contributed a total of 119,600 shares of the Company's common stock to fund the Company's Restricted Stock Grant and Bonus Plan, as amended (the "Plan"). The shares contributed by HSB IV were used to make restricted stock grant and bonus awards to employees of the Company.

         The shares of common stock awarded to an employee under the Plan are fully paid and nonassessable and are represented by a certificate or certificates registered in the employee's name. The employee has all the rights of a shareholder with respect to such shares, including the right to vote the shares and receive all dividends paid with respect to such shares.

         Certain shares awarded are subject to forfeiture and to restrictions prohibiting their sale, transfer, pledge or other disposition until the restrictions are released. Such shares are released from such restrictions at the rate of 25% for each full year of employment completed by the employee after the date of the award and are fully vested after four full years of continued employment, except that the shares will immediately vest and be released from restrictions in the event of the death, retirement at normal retirement age or permanent disability of the employee. The employee will forfeit all rights to shares not previously released from restrictions in the event of the termination of his or her employment with the Company for any reason other than death, retirement at normal retirement age or permanent disability or in the event of a change in control of the Company. The ownership of all forfeited shares shall revert to HSB IV or his estate.

         Unearned compensation was charged for the market value of the restricted shares on the date of grant and is amortized over the restricted period. The unamortized portion of unearned compensation is presented as a reduction of shareholders' equity in the accompanying consolidated balance sheet.

(9)      INCOME TAXES

         The provision for income taxes on income from continuing operations in the Consolidated Statements of Operations includes the following:

                                     YEAR ENDED DECEMBER 31
                              ------------------------------------
                               1995           1994          1993
                              -------       -------        -------
                                         (IN THOUSANDS)
            CURRENT
              Federal         $ 1,103       $   454        $   276
              State               111           190            159
                              -------       -------        -------
                                1,214           644            435
            DEFERRED
              Federal             826         1,539          1,367
              State               110           147            195
                              -------       -------        -------
                                  936         1,686          1,562
                              -------       -------        -------
              TOTAL           $ 2,150       $ 2,330        $ 1,997
                              =======       =======        =======


         The effective tax rate for continuing operations differs from the U.S. federal statutory tax rate, as follows:

                                                             YEAR ENDED DECEMBER 31
                                                     ----------------------------------------
                                                       1995            1994           1993
                                                     --------         -------        --------
 Statutory federal income tax rate                    34.0  %         34.0  %        34.0  %
 Increases (reductions) in taxes
    resulting from:
   State income taxes, net of federal
    tax benefit                                        1.7             3.4            4.4
   Nonconventional fuel source tax credits           (10.0)             --             --
   Statutory depletion                                 (.3)           (2.3)            --
   Other, net                                           .2              .7            (.5)
                                                     --------         -------        --------
 Effective income tax rate for the year               25.6  %         35.8  %        37.9  %
                                                     ========         =======        ========

        Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                                   DECEMBER 31
                                                        -------------------------------
                                                             1995               1994
                                                        -----------        ------------
                                                                 (IN THOUSANDS)
 Deferred income tax liabilities:
   Property and equipment,  net                         $    10,891        $     9,860
   Other, net                                                   155                213
                                                        -----------        ------------
     Total deferred income tax liabilities                   11,046             10,073
 Deferred income tax assets:
   Accrued expenses                                           1,984              1,559
   Inventories                                                  212                217
   Net operating loss carryforwards                             966              1,580
   Tax credit carryforwards                                   2,263              1,356
   Other, net                                                   182                410
                                                        -----------        ------------
     Total deferred income tax assets                         5,607              5,122
                                                        -----------        ------------
     Net deferred income tax liability                  $     5,439        $     4,951
                                                        ===========        ============
   Long-term liability                                  $     7,693        $     6,692
   Current asset                                             (2,254)            (1,741)
                                                        -----------        ------------
     Net deferred income tax liability                  $     5,439        $     4,951
                                                        ===========        ============


         At December 31, 1995, the Company had approximately $2,600,000 of net operating loss carryforwards available for federal income tax reporting purposes. Substantially all of the net operating loss carryforwards are limited as to their annual utilization as a result of prior ownership changes. The net operating loss carryforwards, if unused, will expire from 2000 to 2009. The Company has alternative minimum tax credit carryforwards of approximately $2,263,000 which have no expiration date.

(10)     RETIREMENT PLANS

         The Company has a 401(k) salary reduction plan covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary plan contributions which the Company matches $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense for the years ended December 31, 1995, 1994 and 1993 was $372,213, $286,446 and $251,305, respectively.

         The Company established non-qualified deferred compensation plans in 1994 which permit certain key employees and directors to elect to defer a portion of their compensation.

(11)     COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

         The Company has a claim in the Columbia Gas Transmission Corporation ("Columbia") bankruptcy reorganization proceedings arising from the rejection of certain contracts for the purchase of natural gas. In Columbia's Amended Plan of Reorganization dated April 17, 1995, Columbia scheduled proposed allowed amounts for the Company of approximately $2 million. The anticipated payout amount currently stated in Columbia's reorganization plan is approximately sixty-eight (68%) of such proposed allowed amount. In the third quarter of 1995 the Company recognized $1.3 million of these anticipated proceeds. The amount is included in "Interest and other" revenues. The Company believes that Columbia's proposed allowed amount is inadequate and intends to pursue the recovery of a greater amount from Columbia and anticipates hearings with respect to its claims to take place during 1996, but the amount of any additional recovery is not presently determinable.

(12)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                 YEAR ENDED DECEMBER 31
                                                           ----------------------------------
                                                             1995        1994         1993
                                                           --------    --------     ---------
                                                                     (IN THOUSANDS)
 CASH PAID DURING THE YEAR FOR:
    Interest                                               $  5,592    $  3,146     $   3,207
    Income taxes                                              1,296          90           776

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of assets in exchange for long-term
    liabilities                                            $  8,460    $    527     $   1,006
    Acquisition of assets in exchange for stock                  --         388         1,680
    Sale of assets in exchange for note receivable               --         689            --

(13)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES

         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS No. 69.

                                               YEAR ENDED DECEMBER 31
                                 -------------------------------------------------
                                     1995              1994               1993
                                 ------------       -----------       ------------
                                                   (IN THOUSANDS)
  Acquisition costs
    Proved properties            $     79,464       $    20,274       $      3,883
    Unproved properties                 4,705             1,744                622
  Developmental costs                  19,906             9,142              6,365
  Exploratory costs                     4,968             2,130              1,895

PROVED OIL AND GAS RESERVES (UNAUDITED)

        The Company's proved developed and undeveloped reserves are all located within the United States. Proved undeveloped reserves have been included beginning in 1993. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

         The estimates of proved developed reserves have been reviewed by independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the three years ended December 31, 1995.

                                                      OIL                GAS
                                                     (BBL)              (MCF)
                                                   ---------         -----------
 DECEMBER 31, 1992                                 4,163,023          79,158,001
 Inclusion of proved undeveloped reserves            388,342          19,687,024
 Extensions and discoveries                          182,957           5,198,126
 Purchase of reserves in place                       119,216           4,121,079
 Sales of reserves in place                          (52,072)             (9,557)
 Revisions of previous estimates                    (815,743)         (6,516,472)
 Production                                         (452,844)         (7,373,252)
                                                   ---------         -----------
 DECEMBER 31, 1993                                 3,532,879          94,264,949
 Extensions and discoveries                          242,365           8,554,382
 Purchase of reserves in place                       222,981          26,876,534
 Sale of reserves in place                           (11,178)         (1,022,027)
 Revisions of previous estimates                     622,462           3,880,633
 Production                                         (496,039)         (9,562,862)
                                                   ---------         -----------
 DECEMBER 31, 1994                                 4,113,470         122,991,609
 Extensions and discoveries                          229,957          22,287,564
 Purchase of reserves in place                     2,197,414         111,360,991
 Sale of reserves in place                           (28,693)           (278,013)
 Revisions of previous estimates                     326,771                (419)
 Production                                         (555,913)        (16,961,424)
                                                   ---------         -----------
 DECEMBER 31, 1995                                 6,283,006         239,400,308
                                                   =========         ===========

 PROVED DEVELOPED RESERVES
 December 31, 1993                                 3,144,537          74,577,925
                                                   =========         ===========
 December 31, 1994                                 3,714,671         101,355,451
                                                   =========         ===========
 December 31, 1995                                 5,592,579         206,998,924
                                                   =========         ===========


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

         The following tables, which present a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, are presented pursuant to SFAS No. 69. In computing this data, assumptions other than those required by the FASB could produce different results. Accordingly, the data should not be construed as representative of the fair market value of the Company's proved oil and gas reserves. The following assumptions have been made:

         - Future revenues were based on year-end oil and gas prices. Future price changes were included only to the extent provided by existing contractual agreements.

         - Production and development costs were computed using year-end costs assuming no change in present economic conditions.

         -       Future net cash flows were discounted at an annual rate of 10%.

         - Future income taxes were computed using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:

                                                                   DECEMBER 31
                                                   -------------------------------------------
                                                       1995            1994            1993
                                                   -----------      ----------      ----------
                                                                  (IN THOUSANDS)
 Estimated future cash inflows (outflows)
    Revenues from the sale of oil and gas          $   679,286      $  395,610      $  315,271
    Production and development costs                  (293,601)       (165,766)       (132,314)
                                                   -----------      ----------      ----------
 Future net cash flows before income taxes             385,685         229,844         182,957
 Future income taxes                                   (80,715)        (54,762)        (39,956)
                                                   -----------      ----------      ----------
 Future net cash flows                                 304,970         175,082         143,001
 10% timing discount                                  (134,053)        (85,228)        (71,915)
                                                   -----------      ----------      ----------
 Standardized measure of discounted
    future net cash flows                          $   170,917      $   89,854      $   71,086
                                                   ===========      ==========      ==========


         The principal sources of changes in the standardized measure of future net cash flows are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                  -----------------------------------------
                                                     1995            1994            1993
                                                  ---------        --------        --------
                                                                (IN THOUSANDS)
 Beginning of year                                $  89,854        $ 71,086        $ 76,540
 Sale of oil and gas, net of
     production costs                               (32,874)        (23,287)        (19,451)
 Extensions and discoveries, less
     related estimated future
     development and production costs                24,441          14,317           9,668
 Purchase of reserves in place less
     estimated future production costs              104,270          20,715           4,807
 Sale of reserves in place less
     estimated future production costs                 (329)           (635)           (180)
 Revisions of previous quantity estimates             1,129           4,972          (9,773)
 Inclusion of proved undeveloped reserves                --              --           6,611
 Net changes in prices and production
     costs                                           (4,723)             94          (2,564)
 Change in income taxes                             (17,756)         (8,852)         (4,443)
 Accretion of 10% timing discount                    11,647           8,944           9,087
 Changes in production rates (timing)
     and other                                       (4,742)          2,500             784
                                                  ---------        --------        --------
 End of year                                      $ 170,917        $ 89,854        $ 71,086
                                                  =========        ========        ========

(14)     INDUSTRY SEGMENT FINANCIAL INFORMATION

         The table below presents certain financial information regarding the Company's industry segments of its continuing operations. Intersegment sales are billed on an intercompany basis at prices for comparable third party goods and services.

                                                1995              1994            1993
                                            -----------       ----------       ----------
                                                            (IN THOUSANDS)
 REVENUES
 Oil and gas operations                     $    88,632       $   65,646       $   61,340
 Oilfield sales and service                      25,178           17,360           14,158
 Intersegment sales                              (5,112)          (4,203)          (3,271)
                                            -----------       ----------       ----------
                                            $   108,698       $   78,803       $   72,227
                                            ===========       ==========       ==========

 OPERATING INCOME
 Oil and gas operations                     $    12,444       $    9,104       $    7,645
 Oilfield sales and service                         673              350              157
                                            -----------       ----------       ----------
                                            $    13,117       $    9,454       $    7,802
                                            ===========       ==========       ==========

 IDENTIFIABLE ASSETS
 Oil and gas operations                     $   274,021       $  132,538       $  128,353
 Oilfield sales and service                      20,348           12,408            6,821
                                            -----------       ----------       ----------
                                            $   294,369       $  144,946       $  135,174
                                            ===========       ==========       ==========

 DEPRECIATION, DEPLETION AND
     AMORTIZATION EXPENSE
 Oil and gas operations                     $    18,729       $   11,343       $    9,316
 Oilfield sales and service                         988              543              377
                                            -----------       ----------       ----------
                                            $    19,717       $   11,886       $    9,693
                                            ===========       ==========       ==========

 CAPITAL EXPENDITURES
 Oil and gas operations                     $   129,219       $   33,956       $   15,977
 Oilfield sales and service                       4,735            3,391            1,015
                                            -----------       ----------       ----------
                                            $   133,954       $   37,347       $   16,992
                                            ===========       ==========       ==========

         Oil and gas sales and gas marketing and gathering revenue from one customer that exceeded 10% of total consolidated revenue during the year ended December 31, 1995 amounted to $11,111,822. Oil and gas sales and gas marketing and gathering revenue from one customer that exceeded 10% of total consolidated revenue during the years ended December 31, 1994 and 1993 amounted to $9,600,612 and $8,616,069, respectively.

(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The results of operations for the four quarters of 1995 and 1994 are shown below.

                                       FIRST           SECOND         THIRD          FOURTH
                                    ------------     ----------     ----------     ----------
 1995                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
 -----
 Sales and other operating          $     20,872     $   22,063     $   30,566     $   35,197
   revenues
 Gross profit                              3,250          3,865          5,178          5,288
 Net income                                  739            916          1,155          2,311
 Net income per common share                 .10            .12            .11            .20

 1994
 ----
 Sales and other operating
   revenues                         $    20,079      $  19,311      $  20,365      $  19,048
 Gross profit                             3,074          3,829          3,415          3,102
 Net income                                 807          1,105          1,080            851
 Net income per common share                .11            .15            .15            .11

         Income tax expense in the fourth quarter of 1995 was reduced by approximately $600,000 to record the reduction of the effective tax rate for the first nine months of 1995 as a result of the recognition of nonconventional fuel source tax credits.

         During the third quarter of 1995 the Company recorded a loss (net of tax benefit) of approximately $678,000 from discontinued operations (see note
16). Sales and gross profit from all prior quarters presented have been restated to reflect the discontinued operations.

(16)     DISCONTINUED OPERATIONS

During September, 1995 the Company announced plans to sell Engine Power Systems, Inc. (EPS), its wholly-owned subsidiary engaged in engine sales and system packaging for power generation and compression applications. The Company is actively seeking a buyer for EPS and expects to complete the sale of this business in 1996. The results of operations of EPS have been presented as discontinued operations in the accompanying financial statements for all periods presented. Net revenues generated by EPS were approximately $4,173,000 in 1995, $3,742,000 in 1994 and $225,000 in 1993. The remaining net assets of EPS were approximately $2,100,000 at December 31, 1995.


                                                             DECEMBER 31
                                                ------------------------------------
                                                   1995           1994          1993
                                                --------       --------      -------
                                                            (IN THOUSANDS)
 Loss from operations of discontinued           $   (760)      $   (509)     $   (68)
    business
 Income tax benefit                                  268            172           23
                                                --------       --------      -------
                                                    (492)          (337)         (45)

 Estimated loss on disposal                       (1,001)            --           --
 Income tax benefit                                  354             --           --
                                                --------       --------      -------
                                                    (647)            --           --
                                                --------       --------      -------
 LOSS FROM DISCONTINUED OPERATIONS              $ (1,139)      $   (337)     $   (45)
                                                ========       ========      =======

(17)     SUBSEQUENT EVENTS

         In February 1996, the Company sold or agreed to sell certain interests that qualify for the nonconventional fuel source tax credit . The interests were sold for approximately $750,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 11.7 Bcf of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly payments based on production from the interests. The Company has the option to repurchase the interests at a future date.