Form 10-Q
period 1996-03-31
BELDEN & BLAKE CORP /OH/
filed 1996-05-08
CIK 880114

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

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               --------------------  ---------------------------
Commission File Number:   0-20100

                           BELDEN & BLAKE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                           34-1686642
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


         5200 Stoneham Road
         North Canton, Ohio                                       44720
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (330) 499-1660
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [X]  Yes  [ ]  No

Number of common shares of Belden & Blake Corporation Outstanding as of April 26, 1996
                                                                 11,168,581

                           BELDEN & BLAKE CORPORATION


                                     INDEX




                                                                                                                 Page
                                                                                                                 ----
PART I           Financial Information:
- ------

                 Item 1.  Financial Statements

                          Consolidated Balance Sheets as of March 31, 1996 and                                  1
                          December 31, 1995

                          Consolidated Statements of Operations for the three                                   3
                          months ended March 31, 1996 and 1995

                          Consolidated Statements of Shareholders' Equity for the                               4
                          three months ended March 31, 1996 and the years ended
                          December 31, 1995 and 1994

                          Consolidated Statements of Cash Flows for the three                                   5
                          months ended March 31, 1996 and 1995

                          Notes to Consolidated Financial Statements                                            6

                 Item 2.  Management's Discussion and Analysis of Financial Condition                           7
                          and Results of Operations


PART II          Other Information
- --------

                 Item 6.  Exhibits and Reports on Form 8-K                                                     11

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    MARCH 31,        DECEMBER 31,
                                                                      1996               1995
                                                                 ----------------   ----------------
                                                                   (UNAUDITED)
                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $        10,409    $        12,322
     Accounts receivable, net                                             35,252             28,123
     Inventories                                                           9,806              9,253
     Deferred income taxes                                                 2,488              2,254
     Other current assets                                                  2,011              2,198
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      59,966             54,150

PROPERTY AND EQUIPMENT
     Oil and gas properties (successful efforts method)                  236,487            235,344
     Gas gathering systems                                                25,454             25,416
     Land, buildings, machinery and equipment                             30,474             29,977
                                                                 ----------------   ----------------
                                                                         292,415            290,737
     Less accumulated depreciation, depletion
       and amortization                                                   66,317             59,209
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              226,098            231,528

OTHER ASSETS                                                              10,938             11,620
                                                                 ----------------   ----------------
                                                                 $       297,002    $       297,298
                                                                 ================   ================

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    MARCH 31,           DECEMBER 31,
                                                                      1996                  1995
                                                                    ---------            -----------
                                                                   (UNAUDITED)
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $         8,014    $        11,004
     Accrued expenses                                                     25,171             23,811
     Current portion of long-term liabilities                              2,038              1,976
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 35,223             36,791

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        63,217             67,223
     Senior notes                                                         35,000             35,000
     Convertible subordinated debentures                                   6,800              6,800
     Other                                                                 1,476              1,500
                                                                 ----------------   ----------------
                TOTAL LONG-TERM LIABILITIES                              106,493            110,523

DEFERRED INCOME TAXES                                                      9,159              7,693

SHAREHOLDERS' EQUITY
     Common stock  without par value;  $.10 stated
       value per share;  authorized 12,000,000 shares; issued
       and outstanding 11,168,581 and 11,136,496 shares                    1,117              1,114
     Preferred stock without par value; $100 stated value
       per share; authorized 8,000,000 shares;
       issued and outstanding 24,000 shares                                2,400              2,400
     Paid in capital                                                     126,586            126,063
     Retained earnings                                                    16,200             12,820
     Unearned portion of restricted stock                                   (176)              (106)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' EQUITY                               146,127            142,291
                                                                 ----------------   ----------------
                                                                 $       297,002    $       297,298
                                                                 ================   ================

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED MARCH 31,
                                                           1996                 1995
                                                          ---------          ---------
REVENUES
     Oil and gas sales                              $        19,678      $         9,207
     Gas marketing and gathering                             13,201                8,916
     Oilfield sales and service                               5,480                2,748
     Interest and other                                         633                  182
                                                    ---------------      ---------------
                                                             38,992               21,053
EXPENSES
     Production expense                                       4,144                2,269
     Production taxes                                           794                  365
     Cost of gas and gathering expense                       11,257                7,902
     Oilfield sales and service                               5,101                2,740
     Exploration expense                                      1,530                  895
     General and administrative expense                       1,218                  949
     Interest expense                                         2,011                1,136
     Depreciation, depletion and amortization                 7,568                3,451
                                                    ---------------      ---------------
                                                             33,623               19,707
                                                    ---------------      ---------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                      5,369                1,346
     Provision for income taxes                               1,944                  495
                                                    ---------------      ---------------
INCOME FROM CONTINUING OPERATIONS                             3,425                  851

LOSS FROM DISCONTINUED OPERATIONS                                --                 (112)
                                                    ---------------      ---------------

NET INCOME                                          $         3,425      $           739
                                                    ===============      ===============

PER COMMON SHARE:
     CONTINUING OPERATIONS                          $          0.30      $          0.12
     DISCONTINUED OPERATIONS                                     --                (0.02)
                                                    ---------------      ---------------
     NET INCOME                                     $          0.30      $          0.10
                                                    ===============      ===============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                      11,161                7,102
                                                    ===============      ===============


See accompanying notes.
                                      3

                          BELDEN & BLAKE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                          UNEARNED
                              COMMON      COMMON    PREFERRED     PAID IN     RETAINED   RESTRICTED
                              SHARES      STOCK       STOCK       CAPITAL     EARNINGS     STOCK         TOTAL
                              --------  ----------- -----------  ----------  ----------- -----------  ------------
JANUARY 1, 1994                 7,053   $      706  $    2,400   $  69,865   $    4,216  $     (330)  $    76,857

Stock issued                       32            3                     385                                    388
Net income                                                                        3,843                     3,843
Preferred stock dividend                                                           (180)                     (180)
Restricted stock                                                       129                      105           234
- ------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994               7,085          709       2,400      70,379        7,879        (225)       81,142

Stock issued                    4,028          403                  55,264                                 55,667
Net income                                                                        5,121                     5,121
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised             2           --                      25                                     25
Employee stock bonus               22            2                     251                                    253
Restricted stock                                                       144                      119           263
- ------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995              11,137        1,114       2,400     126,063       12,820        (106)      142,291

Net income                                                                        3,425                     3,425
Preferred stock dividend                                                            (45)                      (45)
Employee stock bonus               26            2                     419                                    421
Restricted stock                    6            1                     104                      (70)           35
- ------------------------------------------------------------------------------------------------------------------
MARCH 31, 1996 (UNAUDITED)     11,169   $    1,117  $    2,400   $ 126,586   $   16,200  $     (176)  $   146,127
=================================================================================================================





See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31
                                                                        --------------------------------------
                                                                             1996                  1995
                                                                        ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $         3,425      $            739
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                   7,568                 3,499
       (Gain) loss on disposal of property and equipment                            (63)                 (133)
       Deferred income taxes                                                      1,232                   223
       Deferred compensation and stock grants                                       471                   290
       Change in operating assets and  liabilities,
        net of effects of purchases of businesses:
          Accounts receivable and other operating assets                         (6,117)                1,781
          Inventories                                                              (553)                  932
          Accounts payable and accrued expenses                                    (510)               (3,798)
                                                                        ----------------     -----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                             5,453                 3,533

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                                   --               (11,832)
   Proceeds from property and equipment disposals                                 1,080                   177
   Additions to property and equipment                                           (3,931)               (1,965)
   Decrease in other assets                                                        (452)                   16
                                                                        ----------------     -----------------
            NET CASH USED IN INVESTING ACTIVITIES                                (3,303)              (13,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt                      3,105                22,000
   Repayment of long-term debt and other obligations                             (7,123)               (8,169)
   Preferred stock dividends                                                        (45)                  (45)
                                                                        ----------------     -----------------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (4,063)               13,786
                                                                        ----------------     -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,913)                3,715

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 12,322                 3,649
                                                                        ----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $        10,409      $          7,364
                                                                        ================     =================

CASH PAID DURING THE PERIOD FOR:
   Interest                                                             $         1,989      $          1,322
   Income taxes                                                                     193                   152
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term obligations                       --                 5,460

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

MARCH 31, 1996

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)      CHANGE IN ACCOUNTING PRINCIPLE

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The Company's estimate of undiscounted cash flows indicated that such carrying amounts of assets are expected to be recovered. However, it is reasonably possible that the estimates may change in the future resulting in the need to write-down assets to fair value.

(3)      SALE OF TAX CREDIT PROPERTIES

         In February and March 1996, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold in two separate transactions for approximately $750,000 and $100,000, respectively, in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately
11.7 Bcf (billion cubic feet) and 3.4 Bcf, respectively, of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(4)      HEDGING ACTIVITIES

        As a result of certain 1995 acquisitions, the Company has several contracts to sell gas at indexed prices. The Company may, from time to time, partially hedge these contract prices by selling futures contracts on the NYMEX. The Company began partially hedging its gas price exposure in January 1996. The Company had an immaterial gain on these transactions in the first quarter of 1996.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS
                -------------------------

RESULTS OF OPERATIONS

         OIL AND GAS SALES. Oil and gas sales increased $10.5 million (114%) in the first quarter of 1996 compared to the same period of 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 53,000 Bbls (barrels) (46%) from 118,000 Bbls in the first quarter of 1995 to 171,000 Bbls in the first quarter of 1996 resulting in an increase in oil sales of approximately $900,000. Gas volumes increased 3.5 Bcf (119%) from 2.9 Bcf in the first quarter of 1995 to 6.4 Bcf in the first quarter of 1996 resulting in an increase in gas sales of approximately $8.6 million. These volume increases were primarily due to production from properties acquired in 1995 and production from wells drilled in 1995.

         The average price paid for the Company's oil increased from $16.70 per barrel in the first quarter of 1995 to $17.74 per barrel in the first quarter of 1996 which increased oil sales by approximately $180,000. The average price paid for the Company's natural gas increased $.12 per Mcf (thousand cubic feet) to $2.59 per Mcf in the first quarter of 1996 compared to the first quarter of 1995 which increased gas sales in the first quarter of 1996 by approximately $770,000.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $4.3 million (48%) from $8.9 million in the first quarter of 1995 to $13.2 million in the first quarter of 1996 due to an increase in the volume of gas gathered and marketed and an increase in the average selling price of gas.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $2.8 million (99%) from $2.7 million in the first quarter of 1995 to $5.5 million in the first quarter of 1996. This increase was primarily due to the sales generated by the three oilfield sales and service companies acquired by the Company in 1995.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $451,000 (248%) from $182,000 in the first quarter of 1995 to $633,000 in the first quarter of 1996 primarily due to the recognition of income in 1996 from an incentive production payment associated with certain properties operated in Michigan by the Company's subsidiary, Ward Lake Drilling, Inc.

         PRODUCTION EXPENSE. Production expense increased $1.8 million (83%) from $2.3 million in the first quarter of 1995 to $4.1 million in the first quarter of 1996. This increase was largely due to the increased production discussed above. The average production cost decreased from $.62 per Mcfe (equivalent Mcf of natural gas) in the first quarter of 1995 to $.56 per Mcfe in the first quarter of 1996. This decrease was primarily due to lower operating costs associated with certain of the producing properties acquired in 1995 and to increased efficiencies gained from cost control in the Company's existing operating areas.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

         PRODUCTION TAXES. Production taxes increased $429,000 (118%) from $365,000 in the first quarter of 1995 to $794,000 in the first quarter of 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $3.4 million (42%) from $7.9 million in the first quarter of 1995 to $11.3 million the first quarter of 1996 due to an increase in volumes of gas purchased and an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $2.4 million (86%) from $2.7 million in the first quarter of 1995 to $5.1 million in the first quarter of 1996 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $635,000 (71%) from $895,000 in the first quarter of 1995 to $1.5 million in the first quarter of 1996 primarily due to higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $269,000 (28%) from $949,000 in the first quarter of 1995 to $1.2 million in the first quarter of 1996 primarily due to an increase in franchise taxes and an estimated increase in profit sharing and bonuses for 1996.

         INTEREST EXPENSE. Interest expense increased $875,000 (77%) from $1.1 million in the first quarter of 1995 to $2.0 million in the first quarter of 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $4.1 million (119%) from $3.5 million in 1995 to $7.6 million in 1996. Depletion expense increased $3.5 million (140%) from $2.5 million in 1995 to $6.0 million in 1996. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.69 per Mcfe in the first quarter of 1995 to $.80 per Mcfe in the first quarter of 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $4.1 million (299%) from $1.3 million in the first quarter of 1995 to $5.4 million in the first quarter of 1996. The operating income from the oil and gas operations segment increased $4.2 million (166%) from $2.5 million in the first quarter of 1995 to $6.7 million in the first quarter of 1996. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $292,000 from an operating loss of $199,000 in the first quarter of 1995 to operating income of $93,000 in the first quarter of 1996.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $2.6 million (302%) from $851,000 in the first quarter of 1995 to $3.4 million in the first quarter of 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $1.4 million (293%) from $495,000 in the first quarter of 1995 to $1.9 million in the first quarter of 1996. This increase was attributable to an increase in income from continuing operations before income taxes. Income from continuing operations on a per share basis increased from $.12 per share in the first quarter of 1995 to $.30 per share in the first quarter of 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $173,000 ($112,000 net of tax benefit or $.02 per share) in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at March 31, 1996 was 1.70 to 1.00. During the first quarter of 1996, working capital increased $7.3 million from $17.4 million to $24.7 million. The increase is primarily due to increases in accounts receivable ($7.1 million). This working capital increase was primarily related to the Company's production enhancement program on its Antrim wells in Michigan and receivables associated with increased revenues. The Company's operating activities provided cash flow of $5.5 million during the first quarter of 1996.

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

         Outstanding balances under the agreement incur interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 1.25% (6.72% for the three-month LIBOR interest rate option at March 31, 1996) or (2) the bank's prime rate (8.25% at March 31, 1996). At March 31, 1996, the Company had $63 million outstanding under this facility.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at March 31, 1996.

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

         The senior note agreement limits the Company's senior debt to 50% of the Company's discounted present value (at 10%) of its oil and gas reserves plus the net book value of its gas gathering systems. Other terms and covenants are substantially the same as those contained in the $200 million revolving credit facility.

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

PART II  Other information

         Item 6, Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (11) Computation of Earnings Per Common Share and Common Equivalent Shares

                  (27)    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

SIGNATURES
- ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BELDEN & BLAKE CORPORATION



Date:    May 6, 1996                               By:  /S/  Henry S. Belden, IV
     ------------------------------                   ---------------------------------------------------------------------
                                                   Henry S. Belden, IV,
                                                   Director, Chairman, and Chief
                                                   Executive Officer




Date:    May 6, 1996                               By:  /S/  Ronald E. Huff
     ------------------------------                   ----------------------------------------------------------------------
                                                   Ronald E. Huff, Director, Senior Vice
                                                   President and Chief Financial Officer

