Form 10-Q
period 1996-06-30
BELDEN & BLAKE CORP /OH/
filed 1996-08-06
CIK 880114

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

For the period ended June 30, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________to _______________________

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

                                                                [X] Yes [ ] No

Number of common shares of Belden & Blake Corporation
Outstanding as of July 31, 1996                                     11,171,081

                           BELDEN & BLAKE CORPORATION


                                      INDEX

- --------------------------------------------------------------------------------

                                                                                                          Page
                                                                                                          ----
PART I            Financial Information:
- ------
                  Item 1.  Financial Statements

                           Consolidated Balance Sheets as of June 30, 1996 and                             1
                            December 31, 1995

                           Consolidated Statements of Operations for the three and                         3
                            six months ended June 30, 1996 and 1995

                           Consolidated Statements of Shareholders' Equity for the                         4
                            six months ended June 30, 1996 and the years ended
                            December 31, 1995 and 1994

                           Consolidated Statements of Cash Flows for the six                               5
                            months ended June 30, 1996 and 1995

                           Notes to Consolidated Financial Statements                                      6

                  Item 2.  Management's Discussion and Analysis of Financial Condition                     7
                            and Results of Operations


PART II           Other Information
- -------
                  Item 4.  Submission of Matters to a Vote of Security Holders                           14

                  Item 6.  Exhibits and Reports on Form 8-K                                              14

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                 ------------   ------------
                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $    12,569    $    12,322
     Accounts receivable, net                                         29,792         28,123
     Inventories                                                       9,478          9,253
     Deferred income taxes                                             2,658          2,254
     Other current assets                                              2,094          2,198
                                                                 ------------   ------------
                TOTAL CURRENT ASSETS                                  56,591         54,150

PROPERTY AND EQUIPMENT
     Oil and gas properties (successful efforts method)              242,371        235,344
     Gas gathering systems                                            25,572         25,416
     Land, buildings, machinery and equipment                         30,878         29,977
                                                                 ------------   ------------
                                                                     298,821        290,737
     Less accumulated depreciation, depletion
       and amortization                                               72,807         59,209
                                                                 ------------   ------------
                PROPERTY AND EQUIPMENT, NET                          226,014        231,528

OTHER ASSETS                                                          10,928         11,620
                                                                 ------------   ------------
                                                                 $   293,533    $   297,298
                                                                 ============   ============

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                  -----------   ------------
                                                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $     9,703    $    11,004
     Accrued expenses                                                 22,984         23,811
     Current portion of long-term liabilities                            494          1,976
                                                                 ------------   ------------
                TOTAL CURRENT LIABILITIES                             33,181         36,791

LONG-TERM LIABILITIES
     Bank and other long-term debt                                    57,213         67,223
     Senior notes                                                     35,000         35,000
     Convertible subordinated debentures                               6,800          6,800
     Other                                                             1,484          1,500
                                                                 ------------   ------------
                                                                     100,497        110,523

DEFERRED INCOME TAXES                                                 10,242          7,693

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 50,000,000 shares; issued
       and outstanding 11,171,081 and 11,136,496 shares                1,117          1,114
     Preferred stock without par value; $100 stated value
       per share; authorized 8,000,000 shares;
       issued and outstanding 24,000 shares                            2,400          2,400
     Paid in capital                                                 126,686        126,063
     Retained earnings                                                19,557         12,820
     Unearned portion of restricted stock                               (147)          (106)
                                                                 ------------   ------------
                TOTAL SHAREHOLDERS' EQUITY                           149,613        142,291
                                                                 ------------   ------------
                                                                 $   293,533    $   297,298
                                                                 ============   ============

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

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS          SIX MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                    1996       1995       1996        1995
                                                 --------   --------    --------   --------
REVENUES
     Oil and gas sales                           $ 18,512   $  9,767    $ 38,190   $ 18,974
     Gas marketing and gathering                    8,588      8,789      21,789     17,705
     Oilfield sales and service                     5,442      3,508      10,922      6,256
     Interest and other                             1,108        232       1,741        414
                                                 ---------  ---------   ---------  ---------
                                                   33,650     22,296      72,642     43,349
EXPENSES
     Production expense                             4,341      2,269       8,485      4,538
     Production taxes                                 717        408       1,511        773
     Cost of gas and gathering expense              6,870      7,351      18,127     15,253
     Oilfield sales and service                     5,051      3,327      10,152      6,067
     Exploration expense                            1,343        919       2,873      1,814
     General and administrative expense             1,395      1,065       2,613      2,014
     Interest expense                               1,813      1,316       3,824      2,452
     Depreciation, depletion and amortization       7,133      3,925      14,701      7,376
                                                 ---------  ---------   ---------  ---------
                                                   28,663     20,580      62,286     40,287
                                                 ---------  ---------   ---------  ---------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                            4,987      1,716      10,356      3,062
     Provision for income taxes                     1,585        633       3,529      1,128
                                                 ---------  ---------   ---------  ---------
INCOME FROM CONTINUING OPERATIONS                   3,402      1,083       6,827      1,934

LOSS FROM DISCONTINUED OPERATIONS                      --       (167)         --       (279)
                                                 ---------  ---------   ---------  ---------

NET INCOME                                       $  3,402   $    916    $  6,827   $  1,655
                                                 =========  =========   =========  =========

PER COMMON SHARE:
     CONTINUING OPERATIONS                       $   0.30   $   0.14    $   0.60   $   0.26
     DISCONTINUED OPERATIONS                           --      (0.02)         --      (0.04)
                                                 ---------  ---------   ---------  ---------
     NET INCOME                                  $   0.30   $   0.12    $   0.60   $   0.22
                                                 =========  =========   =========  =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            11,171      7,106      11,166      7,104
                                                 =========  =========   =========  =========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          UNEARNED
                              COMMON      COMMON    PREFERRED     PAID IN     RETAINED   RESTRICTED
                              SHARES      STOCK       STOCK       CAPITAL     EARNINGS     STOCK         TOTAL
                              -------   ----------  ----------   ---------   ----------  ----------   -----------
JANUARY 1, 1994                 7,053   $      706  $    2,400   $  69,865   $    4,216  $     (330)  $    76,857

Stock issued                       32            3                     385                                    388
Net income                                                                        3,843                     3,843
Preferred stock dividend                                                           (180)                     (180)
Restricted stock                                                       129                      105           234
- ------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994               7,085          709       2,400      70,379        7,879        (225)       81,142

Stock issued                    4,028          403                  55,264                                 55,667
Net income                                                                        5,121                     5,121
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised             2           --                      25                                     25
Employee stock bonus               22            2                     251                                    253
Restricted stock                                                       144                      119           263
- ------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995              11,137        1,114       2,400     126,063       12,820        (106)      142,291

Net income                                                                        6,827                     6,827
Preferred stock dividend                                                            (90)                      (90)
Stock options exercised             2           --                      31                                     31
Employee stock bonus               26            2                     419                                    421
Restricted stock                    6            1                     169                      (41)          129
Other                                                                    4                                      4
- ------------------------------------------------------------------------------------------------------------------
JUNE 30, 1996 (UNAUDITED)      11,171   $    1,117  $    2,400   $ 126,686   $   19,557  $     (147)  $   149,613
==================================================================================================================


See accompanying notes.

                          BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30
                                                                        -------------------------
                                                                           1996           1995
                                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   6,827      $   1,655
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                            14,701          7,500
       (Gain) loss on disposal of property and equipment                       (8)           119
       Deferred income taxes                                                2,145            501
       Deferred compensation and stock grants                                 682            555
       Change in operating assets and liabilities, net of
         effects of purchases of businesses:
          Accounts receivable and other operating assets                   (1,092)        (1,309)
          Inventories                                                        (225)         1,121
          Accounts payable and accrued expenses                              (966)        (1,052)
                                                                        ----------     ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                      22,064          9,090

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                           (254)       (23,183)
   Proceeds from property and equipment disposals                           2,059            382
   Additions to property and equipment                                    (11,368)        (6,594)
   (Increase) decrease in other assets                                       (501)          (334)
                                                                        ----------     ----------
            NET CASH USED IN INVESTING ACTIVITIES                         (10,064)       (29,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt                7,105         35,011
   Repayment of long-term debt and other obligations                      (18,768)       (10,908)
   Preferred stock dividends                                                  (90)           (90)
                                                                        ----------     ----------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (11,753)        24,013
                                                                        ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     247          3,374

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           12,322          3,649
                                                                        ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  12,569      $   7,023
                                                                        ==========     ==========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                             $   4,241      $   2,192
   Income taxes                                                               951            597
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term obligations                 --          8,460

See accompanying notes.

                           BELDEN & BLAKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

JUNE 30, 1996
- --------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)      SUBSEQUENT EVENTS

         In July 1996, the Company acquired working interests averaging 40% in 17 producing wells, four proved undeveloped locations and 7,000 undeveloped leasehold acres in Ohio from North American Gas Investment Trust for $1.2 million. The Company operates the wells and owns the remaining working interests. The interests acquired had estimated proved developed reserves of 0.6 Bcf (billion cubic feet) of natural gas and 53,000 Bbls (barrels) of oil at January 1, 1996.

         In July 1996, the Company signed a letter of intent with NYLife Equity, Inc. to acquire working interests in 209 wells in Ohio from various NYLife Energy Investors partnerships for $2.5 million. The Company has operated the wells on behalf of the NYLife partnerships since 1990. The interests to be acquired had estimated proved developed reserves of 3.5 Bcf of natural gas and 152,000 Bbls of oil at July 1, 1996.

(3)      CHANGE IN ACCOUNTING PRINCIPLE

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The Company's estimate of undiscounted cash flows indicated that such carrying amounts of assets are expected to be recovered. However, it is possible that the estimates may change in the future resulting in the write-down of assets to fair value.

             ------------------------------------------------------

(4)      SALE OF TAX CREDIT PROPERTIES

         In February and March 1996, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold in two separate transactions for approximately $750,000 and $100,000, respectively, in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately
11.7 Bcf and 3.4 Bcf, respectively, of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(5)      HEDGING ACTIVITIES

         As a result of certain 1995 acquisitions, the Company has several contracts to sell gas at indexed prices. The Company may, from time to time, partially hedge these contract prices by selling futures contracts on the NYMEX. The Company began partially hedging its gas price exposure in January 1996. For the first half of 1996, the Company incurred a $258,000 pretax loss on its hedging activities due to rapidly rising gas prices during the period. At June 30, 1996, the Company did not have any open futures contracts.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1996 AND 1995 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $8.7 million (90%) in the second quarter of 1996 compared to the same period of 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 62,000 Bbls (49%) from 124,000 Bbls in the second quarter of 1995 to 186,000 Bbls in the second quarter of 1996 resulting in an increase in oil sales of approximately $1.1 million. Gas volumes increased 2.6 Bcf (80%) from 3.3 Bcf in the second quarter of 1995 to 5.9 Bcf in the second quarter of 1996 resulting in an increase in gas sales of approximately $6.0 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1995.

         The average price paid for the Company's oil increased from $17.71 per barrel in the second quarter of 1995 to $20.33 per barrel in the second quarter of 1996 which increased oil sales by approximately $490,000. The average price paid for the Company's natural gas increased $.19 per Mcf (thousand cubic feet) to $2.48 per Mcf in the second quarter of 1996 compared to the second quarter of 1995 which increased gas sales in the second quarter of 1996 by approximately $1.1 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue decreased $201,000 (2%) from $8.8 million in the second quarter of 1995 to $8.6 million in the second quarter of 1996 due to a decrease in the volume of gas purchased from third parties and resold. The decrease was partially offset by an increase in the average selling price of gas and an increase in gas gathering revenues.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $1.9 million (55%) from $3.5 million in the second quarter of 1995 to $5.4 million in the second quarter of 1996. This increase was primarily due to the sales generated by the three oilfield sales and service companies acquired by the Company in 1995.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $876,000 (378%) from $232,000 in the second quarter of 1995 to $1.1 million in the second quarter of 1996 primarily due to the recognition of income in 1996 from incentive production payments associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased $2.0 million (91%) from $2.3 million in the second quarter of 1995 to $4.3 million in the second quarter of 1996. This increase was largely due to the increased production discussed above. The average production cost increased from $.56 per Mcfe (equivalent Mcf of natural gas) in the second quarter of 1995 to $.62 per Mcfe in the second quarter of 1996. This increase was largely due to increased weather-related repair and maintenance expenses.

         PRODUCTION TAXES. Production taxes increased $309,000 (76%) from $408,000 in the second quarter of 1995 to $717,000 in the second quarter of 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense decreased $481,000 (7%) from $7.4 million in the second quarter of 1995 to $6.9 million in the second quarter of 1996 due to a decrease in volumes of gas purchased from third parties. The decrease was partially offset by an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $1.7 million (52%) from $3.3 million in the second quarter of 1995 to $5.1 million in the second quarter of 1996 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $424,000 (46%) from $919,000 in the second quarter of 1995 to $1.3 million in the second quarter of 1996 primarily due to higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $330,000 (31%) from $1.1 million in the second quarter of 1995 to $1.4 million in the second quarter of 1996 primarily due to an increase in franchise taxes and an increase in estimated profit sharing and bonuses for 1996.

         INTEREST EXPENSE. Interest expense increased $497,000 (38%) from $1.3 million in the second quarter of 1995 to $1.8 million in the second quarter of 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $3.2 million (82%) from $3.9 million in the second quarter of 1995 to $7.1 million in the

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

second quarter of 1996. Depletion expense increased $2.4 million (83%) from $3.0 million in the second quarter of 1995 to $5.4 million in the second quarter of 1996. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.73 per Mcfe in the second quarter of 1995 to $.77 per Mcfe in the second quarter of 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $3.3 million (191%) from $1.7 million in the second quarter of 1995 to $5.0 million in the second quarter of 1996. The operating income from the oil and gas operations segment increased $2.8 million (98%) from $2.8 million in the second quarter of 1995 to $5.6 million in the second quarter of 1996. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $130,000 from an operating loss of $29,000 in the second quarter of 1995 to operating income of $101,000 in the second quarter of 1996.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $2.3 million (214%) from $1.1 million in the second quarter of 1995 to $3.4 million in the second quarter of 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $952,000 (150%) from $633,000 in the second quarter of 1995 to $1.6 million in the second quarter of 1996. This increase was attributable to an increase in income from continuing operations before income taxes partially offset by a decrease in the effective tax rate. Income from continuing operations on a per share basis increased from $.14 per share in the second quarter of 1995 to $.30 per share in the second quarter of 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $258,000 ($167,000 net of tax benefit or $.02 per share) in the second quarter of 1995.

RESULTS OF OPERATIONS - SIX MONTHS OF 1996 AND 1995 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $19.2 million (101%) in the first six months of 1996 compared to the same period of 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 115,000 Bbls (48%) from 242,000 Bbls in the first six months of 1995 to 357,000 Bbls in the first six months of 1996 resulting in an increase in oil sales of approximately $2.0 million. Gas volumes increased
6.1 Bcf (98%) from 6.2 Bcf in the first six months of 1995 to 12.3 Bcf in the first six months of 1996 resulting in an increase in gas sales of approximately $14.6 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1995.

         The average price paid for the Company's oil increased from $17.22 per barrel in the first six months of 1995 to $19.09 per barrel in the first six months of 1996 which increased oil sales by approximately $670,000. The average price paid for the Company's natural gas increased $.16 per Mcf to $2.54 per Mcf in the first six months of 1996 compared to the first six months of 1995 which increased gas sales in the first six months of 1996 by approximately $2.0 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $4.1 million (23%) from $17.7 million in the first six months of 1995 to $21.8 million in the first six months of 1996 due to an increase in the volume of gas marketed, an increase in the average selling price of gas and an increase in gas gathering revenues.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $4.6 million (75%) from $6.3 million in the first six months of 1995 to $10.9 million in the first six months of 1996. This increase was primarily due to the sales generated by the three oilfield sales and service companies acquired by the Company in 1995.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $1.3 million (321%) from $414,000 in the first six months of 1995 to $1.7 million in the first six months of 1996 primarily due to the recognition of income in 1996 from incentive production payments associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased $4.0 million (87%) from $4.5 million in the first six months of 1995 to $8.5 million in the first six months of 1996. This increase was largely due to the increased production discussed above. The average production cost remained consistent at $.59 per Mcfe in the first six months of 1995 and 1996.

         PRODUCTION TAXES. Production taxes increased $738,000 (95%) from $773,000 in the first six months of 1995 to $1.5 million in the first six months of 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $2.8 million (19%) from $15.3 million in the first six months of 1995 to $18.1 million the first six months of 1996 due to an increase in volumes of gas purchased and an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $4.1 million (67%) from $6.1 million in the first six months of 1995 to $10.2 million in the first six months of 1996 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $1.1 million (58%) from $1.8 million in the first six months of 1995 to $2.9 million in the first six months of 1996 primarily due to higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $599,000 (30%) from $2.0 million in the first six months of 1995 to $2.6 million in the first six months of 1996 primarily due to an increase in franchise taxes and an increase in estimated profit sharing and bonuses for 1996.

         INTEREST EXPENSE. Interest expense increased $1.3 million (56%) from $2.5 million in the first six months of 1995 to $3.8 million in the first six months of 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $7.3 million (99%) from $7.4 million in the first six months of 1995 to $14.7 million in the first six months of 1996. Depletion expense increased $6.0 million (109%) from $5.4 million in the first six months of 1995 to $11.4 million in the first six months of 1996. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.71 per Mcfe in the first six months of 1995 to $.78 per Mcfe in the first six months of 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $7.3 million (238%) from $3.1 million in the first six months of 1995 to $10.4 million in the first six months of 1996. The operating income from the oil and gas operations segment increased $6.9 million (130%) from $5.3 million in the first six months of 1995 to $12.2 million in the first six months of 1996. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $422,000 from an operating loss of $228,000 in the first six months of 1995 to operating income of $194,000 in the first six months of 1996.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $4.9 million (253%) from $1.9 million in the first six months of 1995 to $6.8 million in the first six months of 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $2.4 million (213%) from $1.1 million in the first six months of 1995 to $3.5 million in the first six months of 1996. This increase was attributable to an increase in income from continuing operations before income taxes partially offset by a decrease in the effective tax rate. Income from continuing operations on a per share basis increased from $.26 per share in the first six months of 1995 to $.60 per share in the first six months of 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $431,000 ($279,000 net of tax benefit or $.04 per share) in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at June 30, 1996 was 1.71 to 1.00. During the first six months of 1996, working capital increased $6.0 million from $17.4 million to $23.4 million. The increase was primarily due to a reduction in accounts payable and accrued expenses ($2.1 million), an increase in accounts receivable ($1.7 million) and a reduction in the current portion of long-term liabilities ($1.5 million). The reduction in the current portion of long-term debt was due to a final principal payment of $1.5 million on a note used to finance the U.S. Energy acquisition in 1995. The Company's operating activities provided cash flow of $22.1 million during the first six months of 1996.

         On May 25, 1995, the Company's revolving bank facility was amended. The facility was increased to $200 million, the maturity date was extended to March 31, 1999, and the borrowing base was increased to $81 million. The borrowing base is calculated by the bank group and is based on the

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

cash flows generated by the Company's proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling.

         On February 16, 1996, the Company's revolving bank facility was further amended. The maturity date was extended to March 31, 2001 and the LIBOR interest rate option was modified to decrease from LIBOR + 2% to a range of LIBOR + 1-1/4% to LIBOR + 3/4% as outstanding balances decrease in relation to the borrowing base.

         Outstanding balances under the facility incur interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 1.25% (6.84% for the three-month LIBOR interest rate option at June 30, 1996) or (2) the bank's prime rate (8.25% at June 30, 1996). During the first half of 1996, the Company paid down its outstanding balances on this facility by $10 million. At June 30, 1996, the Company had $57 million outstanding under this facility.

         The amended facility will continue to restrict the sale of assets to no more than 15% of shareholders' equity in any one year and will require the Company to maintain certain levels of net worth, working capital and debt service coverage.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at June 30, 1996.

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

         The Company seeks to replace its production and expand its reserve base through the acquisition of producing oil and gas properties, development drilling in the shallow blanket formations and exploratory and development drilling in the less developed and deeper formations in the Appalachian and Michigan Basins. The Company's acquisition activities in 1996 are discussed in Note (2) to the Consolidated Financial Statements. The Company plans to drill approximately 200 gross wells in 1996. The following table summarizes the Company's drilling activities for the six months ended June 30, 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              1996 DRILLING RESULTS

                                                       SIX MONTHS ENDED
                                                         JUNE 30, 1996
                                                  -------------------------
                                                    GROSS           NET
                                                  ----------     ----------
Development wells
     Shallow blanket formations
        Productive ...............................        41          34.3
        Dry ......................................        --            --
     Less developed and deeper formations
        Productive ...............................        12           8.1
        Dry ......................................         5           3.3
Exploratory wells
        Productive ...............................        --            --
        Dry ......................................        --            --

         The shallow blanket formation wells were drilled in Michigan to the Antrim Shale formation; in New York and Pennsylvania to the Medina Sandstone formation; in New York to the Bass Island Sandstone formation; and in West Virginia to the Devonian Shale formation. The wells drilled to the less developed and deeper formations were drilled to the Dundee Carbonate and Niagaran Carbonate formations in Michigan; to the Beekmantown Dolamite, Rose Run Sandstone and Trempealeau Sandstone formations in Ohio; and to the Onondaga Limestone and Oriskany Sandstone formations in Pennsylvania.

         The Company currently expects to spend approximately $28 million during 1996 on its direct drilling activities and approximately $9 million for other capital expenditures. The Company's acquisition program is expected to be financed with any available cash flow over $37 million and with its available bank credit line. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

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

FORWARD-LOOKING INFORMATION

         The forward-looking statements regarding future operating and financial performance contained in this report involve risks and uncertainties that include, but are not limited to, the Company's future production and costs of operation, the market demand for, and prices of, oil and natural gas, results of the Company's future drilling and gas marketing activity, the uncertainties of reserve estimates, environmental risks, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from forward-looking statements made in this report.

- --------------------------------------------------------------------------------

PART II  Other information

         Item 4.  Submission of Matters to a Vote of Security Holders

                  At the annual shareholders meeting held May 23, 1996 the shareholders approved an amendment to the Company's Amended Articles of Incorporation to increase the number of authorized common shares available for issuance from 12,000,000 shares to 50,000,000 shares. There were 7,246,285 votes for the amendment, 969,038 votes against the amendment or withheld, 32,031 abstentions, and 1,713,528 broker non-votes.

                  The shareholders also approved an amendment to the Company's Stock Option Plan. There were 8,242,811 votes for the amendment, 409,552 votes against the amendment or withheld, 254,907 abstentions, and 1,713,528 broker non-votes.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (11)     Computation of Earnings Per Common and
                           Common Equivalent Shares

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

- --------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BELDEN & BLAKE CORPORATION



Date:    August 5, 1996           By:/S/ Henry S. Belden, IV
     ------------------------        ------------------------------------------
                                     Henry S. Belden, IV,
                                     Director, Chairman, and Chief
                                     Executive Officer




Date:    August 5, 1996           By:/S/ Ronald E. Huff
     ------------------------        ------------------------------------------
                                     Ronald E. Huff, Director, Senior Vice
                                     President and Chief Financial Officer