Form 10-Q
period 1996-09-30
BELDEN & BLAKE CORP /OH/
filed 1996-11-05
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________to ______________________

Commission File Number:    0-20100

                           BELDEN & BLAKE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       34-1686642
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         5200 Stoneham Road
         North Canton, Ohio                                          44720
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (330) 499-1660
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of October 31, 1996                               11,169,081

                           BELDEN & BLAKE CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                  Page
                                                                                                  ----
PART I    Financial Information:
------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of September 30, 1996 and                        1
                    December 31, 1995

                   Consolidated Statements of Operations for the three and                         3
                    nine months ended September 30, 1996 and 1995

                   Consolidated Statements of Shareholders' Equity for the                         4
                    nine months ended September 30, 1996 and the years ended
                    December 31, 1995 and 1994

                   Consolidated Statements of Cash Flows for the nine                              5
                    months ended September 30, 1996 and 1995

                   Notes to Consolidated Financial Statements                                      6

          Item 2.  Management's Discussion and Analysis of Financial Condition                     7
                   and Results of Operations


PART II   Other Information
-------
          Item 6.  Exhibits and Reports on Form 8-K                                               15


                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1996               1995
                                                                 ================   ================
                                                                   (Unaudited)
                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $        11,293    $        12,322
     Accounts receivable, net                                             28,534             28,123
     Inventories                                                           9,575              9,253
     Deferred income taxes                                                 2,771              2,254
     Other current assets                                                  1,170              2,198
                                                                 ----------------   ----------------
                Total current assets                                      53,343             54,150

PROPERTY AND EQUIPMENT
     Oil and gas properties (successful efforts method)                  255,395            235,344
     Gas gathering systems                                                25,842             25,416
     Land, buildings, machinery and equipment                             30,529             29,977
                                                                 ----------------   ----------------
                                                                         311,766            290,737
     Less accumulated depreciation, depletion
       and amortization                                                   79,526             59,209
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              232,240            231,528

OTHER ASSETS                                                              10,817             11,620
                                                                 ----------------   ----------------
                                                                 $       296,400    $       297,298
                                                                 ================   ================


The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1996               1995
                                                                 ================   ================
                                                                   (Unaudited)
                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $         7,941    $        11,004
     Accrued expenses                                                     20,651             23,811
     Current portion of long-term liabilities                              4,337              1,976
                                                                 ----------------   ----------------
                Total current liabilities                                 32,929             36,791

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        60,204             67,223
     Senior notes                                                         31,111             35,000
     Convertible subordinated debentures                                   6,800              6,800
     Other                                                                 1,451              1,500
                                                                 ----------------   ----------------
                                                                          99,566            110,523

DEFERRED INCOME TAXES                                                     11,042              7,693

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 50,000,000 shares; issued
       and outstanding 11,169,081 and 11,136,496 shares                    1,117              1,114
     Preferred stock without par value; $100 stated value
       per share; authorized 8,000,000 shares;
       issued and outstanding 24,000 shares                                2,400              2,400
     Paid in capital                                                     126,712            126,063
     Retained earnings                                                    22,698             12,820
     Unearned portion of restricted stock                                    (64)              (106)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' EQUITY                               152,863            142,291
                                                                 ----------------   ----------------
                                                                 $       296,400    $       297,298
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

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                         THREE MONTHS                      NINE MONTHS
                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     1996            1995             1996            1995
                                                 ==============  ==============   ==============  ==============
REVENUES
     Oil and gas sales                           $      19,075   $      12,949    $      57,265   $      31,924
     Gas marketing and gathering                         9,835           9,212           31,624          26,916
     Oilfield sales and service                          7,661           6,200           18,583          12,455
     Interest and other                                    813           1,674            2,554           2,088
                                                 --------------  --------------   --------------  --------------
                                                        37,384          30,035          110,026          73,383
EXPENSES
     Production expense                                  4,712           3,725           13,197           8,263
     Production taxes                                      748             659            2,259           1,432
     Cost of gas and gathering expense                   8,221           7,507           26,348          22,759
     Oilfield sales and service                          6,832           5,587           16,984          11,654
     Exploration expense                                 1,548           1,579            4,421           3,392
     General and administrative expense                  1,193           1,052            3,806           3,066
     Interest expense                                    1,763           1,561            5,587           4,013
     Depreciation, depletion and amortization            7,240           5,469           21,941          12,845
                                                 --------------  --------------   --------------  --------------
                                                        32,257          27,139           94,543          67,424
                                                 --------------  --------------   --------------  --------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                 5,127           2,896           15,483           5,959
     Provision for income taxes                          1,502           1,063            5,031           2,195
                                                 --------------  --------------   --------------  --------------
INCOME FROM CONTINUING OPERATIONS                        3,625           1,833           10,452           3,764

LOSS FROM DISCONTINUED OPERATIONS                         (439)           (678)            (439)           (954)
                                                 --------------  --------------   --------------  --------------

NET INCOME                                       $       3,186   $       1,155    $      10,013   $       2,810
                                                 ==============  ==============   ==============  ==============

PER COMMON SHARE:
     CONTINUING OPERATIONS                       $        0.32   $        0.18    $        0.92   $        0.45
     DISCONTINUED OPERATIONS                             (0.04)          (0.07)           (0.04)          (0.12)
                                                 --------------  --------------   --------------  --------------
     NET INCOME                                  $        0.28   $        0.11    $        0.88   $        0.33
                                                 ==============  ==============   ==============  ==============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                 11,171           9,741           11,168           7,993
                                                 ==============  ==============   ==============  ==============


See accompanying notes.


                                      BELDEN & BLAKE CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (in thousands)

                                                                                            UNEARNED
                              COMMON      COMMON    PREFERRED      PAID IN     RETAINED    RESTRICTED
                              SHARES      STOCK       STOCK        CAPITAL     EARNINGS      STOCK        TOTAL
                              ========  =========== ===========  ============  ==========  =========== =============
JANUARY 1, 1994                 7,053   $      706  $    2,400   $    69,865   $   4,216   $     (330) $     76,857

Stock issued                       32            3                       385                                    388
Net income                                                                         3,843                      3,843
Preferred stock dividend                                                            (180)                      (180)
Restricted stock                                                         129                      105           234
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994               7,085          709       2,400        70,379       7,879         (225)       81,142

Stock issued                    4,028          403                    55,264                                 55,667
Net income                                                                         5,121                      5,121
Preferred stock dividend                                                            (180)                      (180)
Stock options exercised             2           --                        25                                     25
Employee stock bonus               22            2                       251                                    253
Restricted stock                                                         144                      119           263
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995              11,137        1,114       2,400       126,063      12,820         (106)      142,291

Net income                                                                        10,013                     10,013
Preferred stock dividend                                                            (135)                      (135)
Stock options exercised             2           --                        31                                     31
Employee stock bonus               26            2                       419                                    421
Restricted stock                    4            1                       195                       42           238
Other                                                                      4                                      4
--------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
SEPTEMBER 30, 1996             11,169   $    1,117  $    2,400   $   126,712   $  22,698   $      (64) $    152,863
====================================================================================================================

See accompanying notes.

                                       BELDEN & BLAKE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (in thousands)

                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                        --------------------------------------
                                                                             1996                  1995
                                                                        ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $        10,013      $          2,810
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                  21,941                13,261
       Loss on disposal of property and equipment                                   393                   183
       Deferred income taxes                                                      2,832                 1,140
       Deferred compensation and stock grants                                       840                   790
       Change in operating assets and liabilities, net of
         effects of purchases of businesses:
          Accounts receivable and other operating assets                            791               (11,237)
          Inventories                                                              (322)                  943
          Accounts payable and accrued expenses                                  (1,449)                7,009
                                                                        ----------------     -----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            35,039                14,899

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                               (4,490)              (90,098)
   Proceeds from property and equipment disposals                                 2,128                   183
   Additions to property and equipment                                          (24,269)              (14,042)
   Increase in other assets                                                        (500)               (1,076)
                                                                        ----------------     -----------------
            NET CASH USED IN INVESTING ACTIVITIES                               (27,131)             (105,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt                     12,105                66,000
   Repayment of long-term debt and other obligations                            (20,907)              (17,268)
   Proceeds from sale of common stock                                                --                59,438
   Common stock placement cost                                                       --                (3,579)
   Preferred stock dividends                                                       (135)                 (135)
                                                                        ----------------     -----------------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (8,937)              104,456
                                                                        ----------------     -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,029)               14,322
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             12,322                 3,649
                                                                        ----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $        11,293      $         17,971
                                                                        ================     =================

CASH PAID DURING THE PERIOD FOR:
   INTEREST                                                             $         6,472      $          3,936
   INCOME TAXES                                                                   1,069                   599
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term obligations                       --                15,394

See accompanying notes.

                           BELDEN & BLAKE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                   (UNAUDITED)

SEPTEMBER 30, 1996
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)      ACQUISITIONS

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

         In August 1996, the Company acquired working interests in 209 wells in Ohio from various NYLife Energy Investors partnerships for $2.5 million. The Company has operated the wells on behalf of the NYLife partnerships since 1990. The interests acquired had estimated proved developed reserves of 3.5 Bcf of natural gas and 152,000 Bbls of oil at July 1, 1996.

         In September 1996, the Company acquired a 100% working interest in 97 natural gas wells and a 23 mile, ten inch pipeline in the Shrewsbury Field located in northwestern Kentucky for $560,000. The wells had estimated proved developed gas reserves at July 1, 1996, of 1.9 Bcf.

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

(5)      HEDGING ACTIVITIES

         As a result of certain 1995 acquisitions, the Company has several contracts to sell gas at indexed prices. The Company may, from time to time, partially hedge these contract prices by selling futures contracts on the NYMEX. The Company began partially hedging its gas price exposure in January 1996. For the first half of 1996, the Company incurred a $258,000 pretax loss on its hedging activities due to rapidly rising gas prices during the period. At September 30, 1996, the Company did not have any open futures contracts.

(6)      DISCONTINUED OPERATIONS

         The Company made the decision to sell Engine Power Systems, Inc. (EPS), a wholly-owned subsidiary, in September 1995. To date, the Company has been unsuccessful finding a buyer for EPS despite an active marketing effort. In September 1996, the Company revised its estimate of the loss on discontinuance of EPS and recognized an additional charge of $675,000 ($439,000 net of tax benefit) to write-down various assets and inventories to estimated realizable value and to establish a provision for estimated costs of asset disposals and future losses related to EPS.

 ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS
                -------------------------

RESULTS OF OPERATIONS - THIRD QUARTERS OF 1996 AND 1995 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $6.1 million (47%) in the third quarter of 1996 compared to the same period of 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 16,000 Bbls (10%) from 165,000 Bbls in the third quarter of 1995 to 181,000 Bbls in the third quarter of 1996 resulting in an increase in oil sales of approximately $265,000. Gas volumes increased 1.4 Bcf (29%) from 4.9 Bcf in the third quarter of 1995 to 6.3 Bcf in the third quarter of 1996 resulting in an increase in gas sales of approximately $3.0 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1995 and 1996.

         The average price paid for the Company's oil increased from $16.27 per barrel in the third quarter of 1995 to $20.14 per barrel in the third quarter of 1996 which increased oil sales by approximately $700,000. The average price paid for the Company's natural gas increased $.35 per Mcf

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS (CONTINUED)
              ---------------------------------

(thousand cubic feet) to $2.46 per Mcf in the third quarter of 1996 compared to the third quarter of 1995 which increased gas sales in the third quarter of 1996 by approximately $2.2 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $623,000 (7%) from $9.2 million in the third quarter of 1995 to $9.8 million in the third quarter of 1996 due to an increase in the volume of gas purchased from third parties and resold, an increase in the average selling price of gas and an increase in gas gathering revenues.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $1.5 million (24%) from $6.2 million in the third quarter of 1995 to $7.7 million in the third quarter of 1996. This increase was primarily due to increased third party oilfield service revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $861,000 (51%) from $1.7 million in the third quarter of 1995 to $813,000 in the third quarter of 1996 due to the recognition in the third quarter of 1995 of anticipated proceeds from contract rejection claims that were filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation partially offset by income in 1996 from incentive production payments associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased $1.0 million (26%) from $3.7 million in the third quarter of 1995 to $4.7 million in the third quarter of 1996. This increase was largely due to the increased production discussed above. The average production cost in the third quarter of 1995 and 1996 remained consistent at $.64 per Mcfe (equivalent Mcf of natural gas).

         PRODUCTION TAXES. Production taxes increased $89,000 (14%) from $659,000 in the third quarter of 1995 to $748,000 in the third quarter of 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $714,000 (10%) from $7.5 million in the third quarter of 1995 to $8.2 million in the third quarter of 1996 due to an increase in volumes of gas purchased from third parties and an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $1.2 million (22%) from $5.6 million in the third quarter of 1995 to $6.8 million in the third quarter of 1996 primarily as a result of the increased cost of goods sold associated with the increased sales described above.

         EXPLORATION EXPENSE. Exploration expense in the third quarter of 1996 was consistent with the third quarter of 1995.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $141,000 (13%) from $1.1 million in the third quarter of 1995 to $1.2 million in the third quarter of 1996 primarily due to an increase in franchise taxes and an increase in estimated profit sharing and bonuses for 1996.

         INTEREST EXPENSE. Interest expense increased $202,000 (13%) from $1.6 million in the third quarter of 1995 to $1.8 million in the third quarter of 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
          ------------------------------------

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $1.7 million (32%) from $5.5 million in the third quarter of 1995 to $7.2 million in the third quarter of 1996. Depletion expense increased $1.3 million (31%) from $4.2 million in the third quarter of 1995 to $5.5 million in the third quarter of 1996. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.72 per Mcfe in the third quarter of 1995 to $.75 per Mcfe in the third quarter of 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $2.2 million (77%) from $2.9 million in the third quarter of 1995 to $5.1 million in the third quarter of 1996. The operating income from the oil and gas operations segment increased $1.7 million (47%) from $3.8 million in the third quarter of 1995 to $5.5 million in the third quarter of 1996. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $190,000 (55%) from $348,000 in the third quarter of 1995 to $538,000 in the third quarter of 1996.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $1.8 million (98%) from $1.8 million in the third quarter of 1995 to $3.6 million in the third quarter of 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $439,000 (41%) from $1.1 million in the third quarter of 1995 to $1.5 million in the third quarter of 1996. This increase was attributable to an increase in income from continuing operations before income taxes partially offset by a decrease in the effective tax rate. Income from continuing operations on a per share basis increased from $.18 per share in the third quarter of 1995 to $.32 per share in the third quarter of 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.1 million ($678,000 net of tax benefit or $.07 per share) in the third quarter of 1995 compared to $675,000 ($439,000 net of tax benefit or $.04 per share) in the third quarter of 1996. In September 1996, the Company revised its estimate of the loss on discontinuance of EPS and recognized an additional charge to write-down various assets and inventories to estimated realizable value and to establish a provision for estimated costs of asset disposals and future losses related to EPS.

RESULTS OF OPERATIONS - NINE MONTHS OF 1996 AND 1995 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $25.3 million (79%) in the first nine months of 1996 compared to the same period of 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 132,000 Bbls (32%) from 407,000 Bbls in the first nine months of 1995 to 539,000 Bbls in the first nine months of 1996 resulting in an increase in oil sales of approximately $2.2 million. Gas volumes increased
7.5 Bcf (68%) from 11.1 Bcf in the first nine months of 1995 to 18.6 Bcf in the first nine months of 1996 resulting in an increase in gas sales of approximately $17.0 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1995 and 1996.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         -------------------------------------

         The average price paid for the Company's oil increased from $16.83 per barrel in the first nine months of 1995 to $19.44 per barrel in the first nine months of 1996 which increased oil sales by approximately $1.4 million. The average price paid for the Company's natural gas increased $.25 per Mcf to $2.51 per Mcf in the first nine months of 1996 compared to the first nine months of 1995 which increased gas sales in the first nine months of 1996 by approximately $4.7 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $4.7 million (17%) from $26.9 million in the first nine months of 1995 to $31.6 million in the first nine months of 1996 due to an increase in the volume of gas marketed, an increase in the average selling price of gas and an increase in gas gathering revenues.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $6.1 million (49%) from $12.5 million in the first nine months of 1995 to $18.6 million in the first nine months of 1996. This increase was primarily due to the sales generated by the three oilfield sales and service companies acquired by the Company in 1995 and increased third party oilfield service revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $466,000 (22%) from $2.1 million in the first nine months of 1995 to $2.6 million in the first nine months of 1996 primarily due to the recognition of income in 1996 from incentive production payments associated with certain properties operated by Ward Lake partially offset by the recognition in the third quarter of 1995 of anticipated proceeds from contract rejection claims that were filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation.

         PRODUCTION EXPENSE. Production expense increased $4.9 million (60%) from $8.3 million in the first nine months of 1995 to $13.2 million in the first nine months of 1996. This increase was largely due to the increased production discussed above. The average production cost in the first nine months of 1996 was $.60 per Mcfe compared to $.61 per Mcfe in the first nine months of 1995.

         PRODUCTION TAXES. Production taxes increased $827,000 (58%) from $1.4 million in the first nine months of 1995 to $2.3 million in the first nine months of 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $3.5 million (16%) from $22.8 million in the first nine months of 1995 to $26.3 million the first nine months of 1996 due to an increase in volumes of gas purchased and an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $5.3 million (46%) from $11.7 million in the first nine months of 1995 to $17.0 million in the first nine months of 1996 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $1.0 million (30%) from $3.4 million in the first nine months of 1995 to $4.4 million in the first nine months of 1996 primarily due to higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

ITEM  2   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION
          ------------------------------------------------------------
          AND RESULTS OF OPERATIONS (CONTINUED)
          -------------------------------------

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $740,000 (24%) from $3.1 million in the first nine months of 1995 to $3.8 million in the first nine months of 1996 primarily due to an increase in franchise taxes and an increase in estimated profit sharing and bonuses for 1996.

         INTEREST EXPENSE. Interest expense increased $1.6 million (39%) from $4.0 million in the first nine months of 1995 to $5.6 million in the first nine months of 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $9.1 million (71%) from $12.8 million in the first nine months of 1995 to $21.9 million in the first nine months of 1996. Depletion expense increased $7.3 million (75%) from $9.6 million in the first nine months of 1995 to $16.9 million in the first nine months of 1996. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.71 per Mcfe in the first nine months of 1995 to $.77 per Mcfe in the first nine months of 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $9.5 million (160%) from $6.0 million in the first nine months of 1995 to $15.5 million in the first nine months of 1996. The operating income from the oil and gas operations segment increased $8.7 million (95%) from $9.1 million in the first nine months of 1995 to $17.8 million in the first nine months of 1996. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment increased $613,000 (515%) from $119,000 in the first nine months of 1995 to $732,000 in the first nine months of 1996.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $6.7 million (178%) from $3.8 million in the first nine months of 1995 to $10.5 million in the first nine months of 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $2.8 million (129%) from $2.2 million in the first nine months of 1995 to $5.0 million in the first nine months of 1996. This increase was attributable to an increase in income from continuing operations before income taxes partially offset by a decrease in the effective tax rate. Income from continuing operations on a per share basis increased from $.45 per share in the first nine months of 1995 to $.92 per share in the first nine months of 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.5 million ($954,000 net of tax benefit or $.12 per share) in the first nine months of 1995 compared to $675,000 ($439,000 net of tax benefit or $.04 per share) in the first nine months of 1996. In September 1996, the Company revised its estimate of the loss on discontinuance of EPS and recognized an additional charge to write-down various assets and inventories to estimated realizable value and to establish a provision for estimated costs of asset disposals and future losses related to EPS.

ITEM  2   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION
          ----------------------------------------------------------------
          AND  RESULTS  OF   OPERATIONS (CONTINUED)
          -----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at September 30, 1996 was 1.62 to 1.00. During the first nine months of 1996, working capital increased $3.0 million from $17.4 million to $20.4 million. The increase was primarily due to a reduction in accounts payable and accrued expenses ($6.2 million) partially offset by an increase in the current portion of long-term liabilities ($2.4 million) attributable to the first principal payment on the senior notes due on September 30, 1997. The Company's operating activities provided cash flow of $35.0 million during the first nine months of 1996.

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

         Outstanding balances under the facility incur interest at the Company's choice of either: (1) the one, two or three-month LIBOR + 1.25% (6.91% for the three-month LIBOR interest rate option at September 30, 1996) or (2) the bank's prime rate (8.25% at September 30, 1996). At September 30, 1996, the Company had $60 million outstanding under this facility.

         The amended facility will continue to restrict the sale of assets to no more than 15% of shareholders' equity in any one year and will require the Company to maintain certain levels of net worth, working capital and debt service coverage.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at September 30, 1996.

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

Other terms and covenants are substantially the same as those contained in the $200 million revolving credit facility.

         The Company seeks to replace its production and expand its reserve base through the acquisition of producing oil and gas properties, development drilling in the shallow blanket formations and exploratory and development drilling in the less developed and deeper formations in the Appalachian, Michigan and Illinois Basins. The Company's acquisition activities in 1996 are discussed in Note (2) to the Consolidated Financial Statements. The Company plans to drill approximately 200 gross wells in 1996. The following table summarizes the Company's drilling activities for the nine months ended September 30, 1996.

                              1996 DRILLING RESULTS

                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1996
                                                                        -------------------------------------------
                                                                              GROSS                    NET

                                                                        -------------------     -------------------
Development wells
     Shallow blanket formations
        Productive                                                             79                    64.5
        Dry                                                                    --                      --
     Less developed and deeper formations
        Productive                                                             26                    18.5
        Dry                                                                    12                     7.1
Exploratory wells
        Productive                                                             --                      --
        Dry                                                                     3                     1.4

         The shallow blanket formation wells were drilled in Michigan to the Antrim Shale formation; in New York and Pennsylvania to the Medina Sandstone formation; in New York to the Bass Island Sandstone formation; and in West Virginia to the Devonian Shale formation. The wells drilled to the less developed and deeper formations were drilled to the Dundee Carbonate and Niagaran Carbonate formations in Michigan; to the Beekmantown Dolomite, Rose Run Sandstone and Trempealeau Sandstone formations in Ohio; and to the Onondaga Limestone and Oriskany Sandstone formations in Pennsylvania.

         The Company currently expects to spend approximately $28 million during 1996 on its direct drilling activities and approximately $9 million for other capital expenditures. Through September 30, 1996, the Company had expended approximately $18.0 million on its direct drilling activities to drill 120 gross (91.5 net) wells. Reserves discovered totaled an estimated 21.4 Bcf equivalent.

         The Company's acquisition program is expected to be financed with any available cash flow over $37 million and with its available bank credit line. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

 ITEM  2   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  FINANCIAL  CONDITION
           ----------------------------------------------------------------
           AND  RESULTS  OF   OPERATIONS (CONTINUED)
           -----------------------------------------

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

-------------------------------------------------------------------------------

PART II  Other information

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index

         (b)      Reports on Form 8-K

                  None

-------------------------------------------------------------------------------
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BELDEN & BLAKE CORPORATION

Date:    November 5, 1996                By:   /S/ Max L. Mardick
     --------------------------             ----------------------------------
                                            Max L. Mardick,
                                            Director, President, and
                                            Chief Operating Officer

Date:    November 5, 1996                By:   /S/ Ronald E. Huff
     ---------------------------            ---------------------------------
                                            Ronald E. Huff,
                                            Director, Senior Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX


NO.             DESCRIPTION
---             -----------

10.1    Amended and Restated Employment Agreement between the
        Company and Henry S. Belden IV

10.2    Severance Agreement between the Company and Max L.
        Mardick

10.3 Form of Severance Agreement between the Company and the following officers: Ronald E. Huff, Ronald L.
        Clements and Joseph M. Vitale

10.4 Form of Severance Agreement between the Company and the following officers and managerial personnel:
        Dennis D. Belden, James C. Ewing, Charles P. Faber,
        Tommy L. Knowles, Donald A. Rutishauser,
        L. H. Sawatsky, Leo A. Schrider and Dean A. Swift

10.5    Severance Pay Plan for Key Employees of Belden &
        Blake Corporation

11.     Computation of Earnings Per Common and Common
        Equivalent Shares

27.     Financial Data Schedule