Form 10-K
period 1996-12-31
BELDEN & BLAKE CORP /OH/
filed 1997-03-06
CIK 880114

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                               OR
           [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

                   OHIO                               34-1686642
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)

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
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $235,633,612.

           The number of shares outstanding of registrant's common stock, without par value, as of February 28, 1997 was 11,268,879.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders to be held on or about May 22, 1997 are incorporated in Part III of this Form.

                                     PART I
                                     ------

Item 1.  BUSINESS
         --------

GENERAL

         Belden & Blake Corporation, an Ohio corporation (the "Company"), is primarily engaged in producing oil and natural gas, acquiring and enhancing the economic performance of producing oil and gas properties, exploring for and developing natural gas and oil reserves and gathering and marketing natural gas. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is now one of the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, acreage held and wells operated. In early 1995, the Company commenced operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc., an exploration and production company, which owns and operates oil and gas properties in Michigan's lower peninsula. In September 1996, the Company entered the Illinois Basin by acquiring the Shrewsbury Field in northwestern Kentucky.

         At December 31, 1996, the Company owned interests in 7,721 gross (6,462 net) productive gas and oil wells in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky with proved reserves totaling 288.6 Bcf (billion cubic feet) of gas and 7.4 MMBbl (million barrels) of oil. The estimated future net revenues from these reserves had a present value before income taxes of approximately $356.0 million at December 31, 1996. At that date, the Company held leases on 1,153,800 gross (1,019,100 net) acres, including 565,900 gross (504,800 net) undeveloped acres.

         At December 31, 1996, the Company operated more than 7,600 wells, including wells operated for third parties. The Company owned and operated approximately 2,760 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1996. At December 31, 1996, the Company's net production was approximately 72 MMcf (million cubic feet) of gas and 1,850 Bbls (barrels) of oil per day. At that date, the Company was marketing approximately 137 MMcf of gas per day, consisting of its own production and gas purchased from third parties.

         The Company was formed through the combination of a group of companies and assets owned by Henry S. Belden IV with Belden & Blake Energy Company, a master limited partnership listed on the American Stock Exchange, and Belden & Blake International Limited, a Bermuda corporation listed on the Luxembourg Stock Exchange. The transactions combining these entities were effected on March 31, 1992.

         The Company has grown principally through the acquisition of producing properties and related gas gathering facilities and exploration and development of its own acreage. From its formation in 1992 through December 31, 1996, the Company has acquired for $129.4 million producing properties with 192.9 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $.67 per Mcfe (thousand cubic feet of natural gas equivalent) and spent $19.9 million to acquire and develop additional gas gathering facilities. During the period from 1992 through 1996, the Company drilled 547 gross (409.9 net) wells at an aggregate cost of approximately $74.6 million for the net wells. This drilling added 82.2 Bcfe to the Company's proved reserves. During 1996, the Company drilled 207 gross (160.7 net) wells at a direct cost of approximately $31.2 million for the net wells. The 1996 drilling activity added
40.4 Bcfe of proved reserves, which represents approximately 136% of 1996 production at an average cost of $.77 per Mcfe.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in two industry segments: (1) oil and gas production and distribution and (2) oilfield sales and service. Oilfield sales are generated by its wholly-owned subsidiary, Target Oilfield Pipe and Supply Company and oilfield services are provided by its Arrow Oilfield Service division. The financial information with respect to the industry segments is shown in Note 15 to the Consolidated Financial Statements.

         In September 1995, the Company announced plans to sell Engine Power Systems, Inc. ("EPS"), its wholly-owned subsidiary engaged in engine, parts and service sales. The Company was unable to identify an acceptable buyer for EPS. Since September 1995, a substantial portion of the work force was eliminated and substantial assets were sold. The financial information with respect to discontinued operations is presented in Note 17 to the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company, founded in 1942, is actively engaged in the acquisition, exploration, development, production, gathering and marketing of oil and gas in the Appalachian, Michigan and Illinois Basins. The Company operates principally in the Appalachian and Michigan Basins where it is now one of the largest oil and gas companies in terms of reserves, acreage held and wells operated, and it recently commenced operations in the Illinois Basin.

         The Appalachian Basin is the oldest and geographically one of the largest oil and gas producing regions in the United States. Although the Appalachian Basin has sedimentary formations indicating the potential for oil and gas reservoirs to depths of 30,000 feet or more, oil and gas is currently produced primarily from shallow, highly developed blanket formations at depths of 1,000 to 5,500 feet. Drilling success rates of the Company and others drilling in these formations historically have exceeded 90% with production generally lasting longer than 20 years.

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. As of December 31, 1996, there were over 10,000 independent operators of record and approximately 180,000 producing oil and gas wells in Ohio, West Virginia, Pennsylvania and New York. There has been only limited testing or development of the formations below the existing shallow production in the Appalachian Basin. Fewer than 2,000 wells have been drilled to a depth greater than 7,500 feet, and fewer than 100 wells have been drilled to a depth greater than 12,500 feet in the entire Appalachian Basin. As a result, the Company believes that there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million and commenced operations in the Michigan Basin. Ward Lake held production payment and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells operated by Ward Lake in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owned in Michigan. Through December 31, 1996, the Company purchased additional working interests averaging 24% in these wells. The Company's primary objective in acquiring Ward Lake was to allow the Company to pursue opportunities in the Michigan Basin with an established operating company that provided the critical mass to operate efficiently.

         In September 1995, the Company purchased an average working interest of 78% in 24 Antrim Shale wells and a 100% working interest in undeveloped Antrim Shale locations on approximately 17,000 leasehold acres. The wells acquired had extended the Antrim Shale productive area to northwestern Michigan and the undeveloped locations were in proximity to the producing wells.

         In September 1996, the Company commenced operations in the Illinois Basin by acquiring a 100% working interest in 98 natural gas wells and an extensive gas gathering system in the Shrewsbury Field located in northwestern Kentucky.

         The Company's rationale for entering the Michigan and Illinois Basins was based on their geologic and operational similarities to the Appalachian Basin and their geographic proximity to the Company's operations in the Appalachian Basin. Geologically, the Michigan and Illinois Basins resemble the Appalachian Basin with shallow blanket formations and deeper formations with greater reserve potential. Operationally, economies of scale and cost containment are essential to operating profitability. The operating environment in each of these basins is also highly fragmented with substantial acquisition opportunities.

         Most of the Company's production in the Michigan Basin is derived from the shallow (700 to 1,700 feet) blanket Antrim Shale formation which has not been extensively developed. Success rates for companies drilling to this formation have exceeded 90%, with production often lasting as long as 20 years. The Michigan Basin also contains deeper formations with greater reserve potential. The Company has also established production from certain of these deeper formations through its drilling operations. The Michigan Basin has approximately 100 operators of record, most of which are private companies, and more than 8,000 producing wells. Because the production rate from Antrim Shale wells is relatively low, cost containment is a crucial aspect of operations. In contrast to the shallow, highly developed blanket formations in the Appalachian Basin, the operating environment in the Antrim Shale is more capital intensive because of the low natural reservoir pressures and the high initial water content of the formation.

         The Company's production in the Illinois Basin is primarily from the New Albany Shale formation, which is a stratigraphic equivalent of the Antrim Shale formation. The New Albany Shale has likewise not been widely developed. The New Albany Shale has similar operating characteristics to shale formations in the adjacent Appalachian and Michigan Basins from which the Company is currently producing.

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices that since 1986 have ranged from $0.31 to $1.30 per Mcf (thousand cubic feet) above national wellhead prices. The Company's average wellhead gas price in 1996 was $0.31 per Mcf above the estimated average national wellhead price.

BUSINESS STRATEGY

         The Company's primary operating objective is to utilize its sizable acreage position, technical capability and financial resources to become a dominant oil and gas producer and natural gas marketer in its operating areas. To accomplish this objective, the Company's specific business strategy is to:

         - expand production and reserves through a balanced portfolio of developmental and exploratory drilling;

         -    make strategic acquisitions of producing oil and gas properties;

         - improve profitability on the production from existing and acquired properties; and

         -    expand its gas gathering and marketing activities.

         This strategy is intended to enable the Company to take advantage of
(i) the significant exploration and development opportunities in the deeper and potentially more productive formations in the Appalachian, Michigan and Illinois Basins, (ii) the Company's technical knowledge and experience in those areas, and (iii) the availability of producing properties for sale in the Appalachian, Michigan and Illinois Basins.

ACQUISITION OF PRODUCING PROPERTIES

         The Company's acquisition strategy focuses on producing properties that
(i) the Company already owns an interest in and operates or that are strategically located in relation to its existing operations, (ii) can be increased in value through operating cost reductions, advanced production technology, mechanical improvements, recompleting or reworking wells and/or the use of enhanced and secondary recovery techniques, (iii) provide development drilling opportunities or enhance the Company's acreage position, (iv) have the potential for increased revenues from gas production through the Company's gas marketing capabilities or (v) are of sufficient size to allow the Company to operate efficiently in new areas. Using these criteria, the Company employs a disciplined approach to acquisition analysis that requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, gas marketing, land management and environmental compliance. Although the Company often reviews in excess of 50 acquisition opportunities per year, this disciplined approach can result in uneven annual spending on acquisitions. The following table sets forth information pertaining to acquisitions completed during the period 1992 through 1996.



                                                                           Proved Developed Reserves (2)
                                                                  -------------------------------------------------
                     Number of               Purchase                Oil              Gas              Combined
 Period            Transactions              Price (1)             (MBbl)            (MMcf)             (MMcfe)
------------      ----------------       ------------------       ----------       -----------       --------------
                                          (In thousands)
 1992                     5               $      23,733                 466            41,477               44,241
 1993                     8                       3,883                 119             4,121                4,835
 1994                    11                      20,274                 223            26,877               28,215
 1995                     6                      77,388               1,850            97,314              108,416
 1996                     3                       4,103                 205             6,000                7,230
                  ----------------       ------------------       ----------       -----------       --------------
 Total                   33                $    129,381               2,863           175,789              192,937
                  ================       ==================       ==========       ===========       ==============

------------

(1)  Represents the portion of the purchase price allocated to proved developed reserves.

(2)  MBbl - thousand barrels
     MMcf - million cubic feet
     MMcfe - million cubic feet equivalent

         During 1996, the Company acquired for approximately $4.1 million working interests in 323 oil and gas wells in Ohio and Kentucky. Estimated proved developed reserves associated with the wells total 6.0 Bcf of natural gas and 205,000 Bbls of oil net to the Company's interest at July 1, 1996.

SALE OF TAX CREDIT PROPERTIES

         In February and March 1996, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold in two separate transactions for approximately $750,000 and $100,000, respectively, in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately
11.7 Bcf and 3.4 Bcf, respectively, of gas has been produced and sold. In addition, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

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

         Through its production field offices in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky, the Company continuously reviews its properties, especially recently acquired properties, to determine what action can be taken to reduce operating costs and/or improve production. The Company has reduced field level costs through improved operating practices such as computerized production scheduling and the use of hand-held computers to gather field data. On acquired properties, further efficiencies may be realized through improvements in production scheduling and reductions in oilfield labor. Actions that may be taken to improve production include modifying surface facilities and redesigning downhole equipment.

         The Company may also implement enhanced and secondary recovery techniques. Secondary recovery methods typically involve all methods of oil extraction in which extrinsic energy sources are applied to extract additional reserves. The principal secondary recovery technique used by the Company is waterflooding, which the Company has used in Ohio and Pennsylvania.

         Production. The following table sets forth certain information regarding oil and gas production from the Company's properties:


                                                                     Year Ended December 31
                                               --------------------------------------------------------------------
                                                  1992          1993           1994          1995           1996
                                               ----------     ---------     ----------     ---------     ----------
Production
      Oil (thousands of Bbls)                        351           453            496           556            719
      Gas (Bcf)                                      3.7           7.4            9.6          17.0           25.4
Average sales price
      Oil (per Bbl)                              $ 19.27       $ 17.15        $ 15.98       $ 16.78        $ 20.24
      Gas (per Mcf)                                 2.22          2.55           2.58          2.21           2.56
Average production costs per Mcfe
(including production taxes)                        0.92          0.71           0.74          0.69           0.72
Total oil and gas revenues
(in thousands)                                    15,046        26,631         32,574        46,853         79,491
Total production expenses
(in thousands)                                     5,362         7,190          9,292        13,979         21,469


EXPLORATION AND DEVELOPMENT

         The Company's exploration and development activities include development drilling in the highly developed or blanket formations and development and exploratory drilling in the less developed formations of the Appalachian, Michigan and Illinois Basins. The Company's strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company has an extensive inventory of acreage on which to conduct its exploration and development activities.

         In 1996, the Company drilled 155 gross (128.3 net) wells to highly developed or shallow blanket formations in its six state operating area at a direct cost of approximately $22.2 million for the net wells. The Company also drilled 52 gross (32.4 net) wells to less developed and deeper formations in 1996 at a direct cost of approximately $9.0 million for the net wells. The result of this drilling activity is shown in the tables on page 10.

         The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.


         Highly Developed Formations. In general, the highly developed or blanket formations found in the Appalachian, Michigan and Illinois Basins are widespread in extent and hydrocarbon accumulations are not dependent upon local stratigraphic or structural trapping. Drilling success rates exceed 90%. The principal risk of such wells is uneconomic recoverable reserves.

         The highly developed formations in the Appalachian Basin are relatively tight reservoirs that produce 20% to 30% of their recoverable reserves in the first year and 40% to 50% of their total recoverable reserves in the first three years, with steady declines in subsequent years. Average well lives range from 15 years to 25 years or more.

         The Antrim Shale formation, the principal highly developed or shallow blanket formation in the Michigan Basin, is characterized by high formation water production in the early years of a well's productive life, with water production decreasing over time. Antrim Shale wells typically produce at rates of 100 Mcf to 125 Mcf per day for several years, with modest declines thereafter. Gas production often increases in the early years as the producing formation becomes less water saturated. Average well lives are 20 years or more.

         In the Illinois Basin, the highly developed or shallow blanket formations include the New Albany Shale formation as well as the Mississippian sandstones. Production characteristics of the New Albany Shale are very similar to the Devonian Shale from which the Company produces in West Virginia.

         Certain typical characteristics of the highly developed or blanket formations drilled by the Company in 1996 are described below:


                                                                   Average Drilling              Average Gross
                                           Range of                 and Completion                  Reserves
                                         Well Depths                Costs per Well                  per Well
                                     ---------------------       ----------------------       ---------------------
                                          (In feet)                 (In thousands)                 (In MMcfe)
Ohio                                     1,200-5,500                   $ 65-140                      80-150
West Virginia                            1,300-6,000                    100-220                     150-500
Pennsylvania:
   Coalbed Methane                         900-1,800                     75-100                     180-250
   Clarendon                             1,100-2,000                     35-45                       30-50
   Medina                                5,000-6,200                    150-200                     180-300
New York                                 3,000-5,000                    100-150                      75-300
Michigan                                 1,000-1,200                    200-250                     400-600
Kentucky                                 1,200-1,800                     90-120                     125-250

         The Company plans to drill approximately 200 wells to highly developed or blanket formations in 1997.

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

         The less developed formations in the Appalachian Basin include the Knox sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempeleau productive zones, at depths ranging from 2,500 feet to 8,000 feet. The geographical boundaries of the Knox sequence, which lies approximately 2,000 feet below the highly developed Clinton Sandstone, are generally well defined in Ohio with less definition in New York. Nevertheless, the Knox group has been only lightly explored, with fewer than 2,000 wells drilled to this sequence of formations during the past 10 years.

         The Company began testing the Knox sequence in 1989 by selecting certain wells that were targeted to be completed to the Clinton formation and drilling them an additional 2,000 feet to 2,500 feet to test the Knox formations. In 1991, the Company began using seismic analysis and other geophysical tools to select drilling locations specifically targeting the Knox formations. Since 1991, the Company has added substantially to its technical staff to enhance its ability to develop drilling prospects in the Knox and other less developed formations in the Appalachian Basin and the deeper formations in the Michigan Basin. The following table shows the Company's drilling results in the Knox sequence:


                                                    Drilling Results in the Knox Formations
                             --------------------------------------------------------------------------------------
                                                                                                 Average Gross
                                                                                                  Reserves per
                                 Wells Drilled                Wells Completed (1)                Completed Well
                             ----------------------          -----------------------
 Period                       Gross          Net              Gross           Net                   (MMcfe)
------------------           --------      --------          --------        -------          ---------------------
 1989-1990                        18          14.5                 5            4.0                   456
 1991                             11          10.3                 5            4.7                   170
 1992                             15          12.5                 8            6.4                   285
 1993                             30          20.2                16            8.8                   360
 1994                             25          14.2                17            9.8                   389
 1995                             34          16.3                18            8.8                   343
 1996                             38          22.0                25           15.5                   422

------------

(1)  Completed as producing wells in the Knox formations.

         The Company's historical experience is that the average Knox well produces 20% to 25% of its recoverable reserves in the first year of production and approximately 50% of its recoverable reserves in the first three years with a steady decline thereafter. Wells in the Knox formations have an expected productive life ranging from 15 to 25 years.

         As shown in the following table, the Company's production from Knox formation wells has increased steadily as additional wells have been drilled.

                                                  Producing Wells and Production from Knox Formations
                                      -----------------------------------------------------------------------------
                                         1992            1993            1994            1995             1996
                                      -----------    ------------    ------------    -------------    -------------
Number of wells in production:
     Gross                                16              23              41               66               82
     Net                                13.7            20.6            29.7             41.5             58.9
     Percent of total net wells          0.4%            0.7%            0.8%             0.7%             0.9%
Annual production (net):
     Oil (MBbl)                          4.7            13.9            67.1             74.9             78.2
     Gas (MMcf)                          340             731           1,041            1,624            2,788
     Combined (MMcfe)                    368             814           1,444            2,074            3,257
     Percent of total combined             6%             8%              11%              10%              11%
     production


         Productive Knox wells represented less than 1% of the Company's total productive wells at December 31, 1996. Production from Knox wells in 1996, however, equaled 11% of the Company's total production on an Mcfe basis.

         The Company is well positioned to exploit the undeveloped potential of the Knox formations in the future. At December 31, 1996, it held leases on approximately 598,200 net acres overlying potential Knox drilling locations. The Company plans to drill or participate in joint ventures to drill 39 gross (22.1 net) wells to the Knox formations in 1997.

         In addition, the Company has also tested the Niagaran Carbonate, Dundee Carbonate, Onondaga Limestone, Oriskany Sandstone and Newburg Sandstone formations. The Company plans to drill approximately 25 gross (21.7 net) wells to these formations in 1997. Certain typical characteristics of the less developed or deeper formations drilled by the Company in 1996 are described below:




                                                                             Average
                                                                          Drilling Costs              Average
                                                                     -------------------------         Gross
                                                    Range of          Dry         Completed           Reserves
Formation                       Location          Well Depths         Hole           Well             per Well
---------------------------     -----------      ---------------     -------     -------------      --------------
                                                   (In feet)              (In thousands)             (In MMcfe)
Knox formations                 OH, NY            2,500-8,000         $130           $220                 375
Niagaran Carbonate              MI                4,500-5,500          275            525               1,200
Dundee Carbonate                MI                3,000-3,500          330            500                 900
Onondaga Limestone              PA                4,000-5,500          100            175                 400
Oriskany Sandstone              PA, NY            5,500-7,000          150            225                 500
Newburg Sandstone               WV                5,500-6,000          175            275               1,000


         Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past five years:


                   Highly Developed or Blanket Formations (1)           Less Developed or Deeper Formations (2)
                  --------------------------------------------       --------------------------------------------

                  1992     1993      1994      1995       1996       1992       1993      1994      1995     1996
                  ----     ----      ----      ----       ----       ----       ----      ----      ----     ----
Productive
   Gross             4       42        58       106        153       8(4)      16(3)     22(4)     23(5)       34
   Net             4.0     31.4      45.6      92.5      126.3        6.4        8.8      12.7      11.5     22.2
Dry
   Gross             0        2         2         4          2          7         14        10        22       18
   Net             0.0      0.7       0.4       3.2        2.0        5.1       11.4       4.8      10.7     10.2
Reserves            97    3,019     4,813    18,474     32,664      1,821      3,173     5,196     5,194    7,740
discovered-
net (MMcfe)
Approximate       $170   $4,847    $5,762   $15,079    $22,198     $3,343     $3,413    $5,509    $5,284   $9,029
cost (in
thousands)

---------------

(1) Consists of wells drilled to the Berea and Clinton Sandstone formations in Ohio, the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone formations in West Virginia, the Clarendon, Coalbed Methane and Medina formations in Pennsylvania, the Medina Sandstone formation in New York and the New Albany Shale formation in Kentucky.

(2) Consists of wells drilled to the Trenton Limestone and Knox formations in Ohio, the Niagaran and Dundee Carbonates in Michigan and the Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania and the Oriskany Sandstone, Onondaga Limestone and Knox formations in New York.

(3) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation.

(4) One additional well which was dry in the Knox formations was subsequently completed in the shallower Clinton formation.

(5) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation. One additional well which was dry in the Oriskany formation was subsequently completed in the shallower Berea/Shale formations.

GAS GATHERING AND MARKETING

         Gas Gathering. The Company operates approximately 2,760 miles of natural gas gathering lines in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky which are tied directly to various interstate natural gas transmission systems. The interconnections with these interstate pipelines afford the Company potential marketing access to numerous major gas markets. The Company earned gathering revenues of $6.3 million in 1996. Direct costs associated with gas gathering in 1996 totaled approximately $2.1 million.

         Gas Marketing. The major industrial centers of Akron, Buffalo, Canton, Chicago, Cleveland, Detroit and Pittsburgh are all located in close proximity to the Company's operations and provide a large potential market for direct natural gas sales. At present, the Company markets directly to approximately 200 customers in a six-state area. The Company focuses its gas marketing efforts on small to mid-sized industrial customers that require more service and have the potential to generate higher margins per Mcf than large industrial users.

         The Company sells the gas it produces to its commercial and industrial customers, local distribution companies and on the spot market. In addition to its own production, the Company buys gas from other producers and third parties and resells it. At December 31, 1996, the Company marketed approximately 137 MMcf of gas per day of which approximately 53% consisted of its own production. Gas sold by the Company to end users and local distribution companies is usually sold pursuant to contracts which extend for periods of one or more years at either fixed prices or market sensitive prices. Gas sold on the spot market is generally priced on the basis of a regional index. Since late 1995, the Company has attempted to maintain a balance between gas volumes sold under fixed price contracts and volumes sold under market sensitive contracts. At December 31, 1996, approximately 50% of the gas marketed by the Company was at fixed prices and 50% was at market sensitive prices. This contract strategy is intended to reduce price volatility and place a partial floor under the price received while still maintaining the potential for gains from upward movement in market sensitive prices.

         The Company has a policy which governs its ability to trade in the financial futures markets. The Company may, from time to time, partially hedge its contract prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX"). At December 31, 1996, the Company did not have any open futures contracts. The Company has entered into a number of market sensitive contracts which allow it to select the price at which future months' deliveries will be sold, based on a regional index or a negotiated positive basis above the relevant NYMEX price. These "triggering" contracts allow the Company to effectively hedge contract prices without selling futures contracts and take advantage of periodic price spikes on the NYMEX.

         The following table shows the type of buyer for gas marketed by the Company at December 31, 1996:



                                                  Marketed Gas
                                       -----------------------------------
                                          MMcf                  Percent
PURCHASER                               per Day                of Total
---------                              -----------            ------------
End users                                    41.9                   30.7%
Local distribution companies                 54.8                   40.1%
Spot markets                                 39.8                   29.2%
                                       -----------            ------------
Total                                       136.5                  100.0%
                                       ===========            ============



OILFIELD SALES AND SERVICE

         The Company has provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to its exploration and production operations. In 1992, Arrow Oilfield Service Company ("Arrow"), a separate service division, was organized. Arrow provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, brine hauling and disposal and oil trucking. Arrow is currently the largest oilfield service company in Ohio. In June 1995, the Company acquired the assets and assumed the operations of Antrim Services, Inc., an oilfield service company headquartered in Gaylord, Michigan, in order to provide adequate oilfield services to its expanding Michigan operations. In 1996, approximately 55% of Arrow's revenues were generated by sales to third parties.

         Target Oilfield Pipe & Supply Company ("TOPS"), a wholly-owned subsidiary of the Company, operates retail sales outlets in the Appalachian and Michigan Basins from which it sells a broad range of equipment, including pipe, tanks, fittings, valves and pumping units. The Company originally entered the oilfield supply business to ensure the quality and availability of supplies for its own operations. In 1996, approximately 67% of TOPS' revenues were generated by sales to third parties.

         The Company plans to expand its oilfield sales and service business through continued growth in its six-state market area.

EMPLOYEES

         As of February 28, 1997, the Company had 602 full-time employees, including 236 oilfield sales and service employees, 287 oil and gas production employees, 19 petroleum engineers, 10 geologists and 2 geophysicists.

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

         During the year ended December 31, 1996 there was no customer which accounted for 10% or more of the Company's consolidated revenues. The only customer which accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1995 was The East Ohio Gas Company with purchases of $11.1 million.

         The only customer which accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1994 was Ravenswood Aluminum Corporation ("RAC"), sales to which totaled $9.6 million. The Company's contract with RAC, its principal gas purchaser in West Virginia, requires it to deliver 10 billion Btus (approximately 8.9 MMcf) of gas per day through 1998. At present, the Company is supplying this contract requirement by delivering approximately 4.9 billion Btus of its own gas production, 3.8 billion Btus of production from royalty and joint working interest owners in wells in which the Company holds an interest and 1.3 billion Btus of gas purchased from third parties.

         The contract price at which gas is delivered to RAC for 1997 is $3.83 per MMBtu. The RAC contract also provides for a discount from the contract price if gas is available under the same terms and conditions from an arms-length third party at a price of less than 70% of the contract price. The discount is equal to one-half of the difference between the lower available price and the contract price and applies to volumes of gas for plant requirements in excess of 6,000 MMBtus per day. RAC unilaterally took discounts totaling $397,000, $863,000 and $897,000 in 1994, 1995 and 1996, respectively. The Company has contested RAC's interpretation of the contract and may initiate legal action to recover part or all of the discounts taken.

         To protect itself against an interruption or reduction in the income stream under the RAC contract, the Company required the seller of the properties subject to the RAC contract to partially secure the delivered gas price the Company would receive under the contract with a declining letter of credit initially issued by Citibank, N.A. (Citibank, N.A. was replaced by Nationsbank, N.A. in August, 1996) and Chase Manhattan Bank, N.A. in the original amount of $10.7 million, approximately $3.3 million of which is available for drawing in 1997. The Company is entitled to draw against the letter of credit annually if it receives less than a specified minimum average delivered price on gas delivered to RAC under the contract. Consistent with the terms of the letter of credit, the Company was reimbursed directly by the seller of the RAC properties for the discounts taken by RAC in 1994 and 1995 in the amount of $165,000 and $323,000, respectively, and expects to be reimbursed for a portion of the discount taken in 1996.

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

         Regulation of Sales and Transportation. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas and all sales of crude oil and condensate in natural gas liquids can be made at uncontrolled market prices.

Item 2.  PROPERTIES
         ----------

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 1994, 1995 and 1996 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


                                                                December 31
                                               -----------------------------------------------
                                                  1994               1995              1996
                                               ----------         ----------         ---------
Estimated proved reserves
       Gas (Bcf)                                   123.0              239.4             288.6
       Oil (thousands of barrels)                  4,113              6,283             7,389


         See Note 14 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company and the present value of such future net cash flows as of December 31, 1996 determined in accordance with the rules and regulations of the Securities and Exchange Commission.



Estimated future net cash flows (before income taxes)
attributable to estimated production during
         1997                                                    $   59,171,000
         1998                                                        56,219,000
         1999                                                        52,215,000
         2000 and thereafter                                        500,887,000
                                                                 ---------------
         Total                                                   $  668,492,000
                                                                 ===============
Present value before income taxes
(discounted at 10% per annum)                                    $  355,959,000
                                                                 ===============
Present value after income taxes
(discounted at 10% per annum)                                    $  259,229,000
                                                                 ===============


         Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs and development costs). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 1996 without escalation, except where changes in prices were fixed and readily determinable under existing contracts. The weighted average prices for oil and gas at December 31, 1996 were $23.00 per barrel and $3.02 per Mcf, respectively.

PRODUCING WELL DATA

         The following table summarizes by state the Company's productive wells at December 31, 1996:


                                                               December 31, 1996
                              -------------------------------------------------------------------------------------
                                    Oil Wells                      Gas Wells                        Total
                              ----------------------         -----------------------        -----------------------
State                          Gross          Net             Gross          Net             Gross          Net
-------------------------     ---------     --------         ---------     ---------        ---------     ---------
Ohio                             2,242        2,035             1,666         1,478            3,908         3,513
West Virginia                      381          377               873           633            1,254         1,010
Pennsylvania                       296          291               521           339              817           630
New York                             7            7             1,051           998            1,058         1,005
Michigan                            12            8               571           197              583           205
Kentucky                             0            0               101            99              101            99
                              ---------     --------         ---------     ---------        ---------     ---------
                                 2,938        2,718             4,783         3,744            7,721         6,462
                              =========     ========         =========     =========        =========     =========


ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1996:



                                                           December 31, 1996
                      ---------------------------------------------------------------------------------------------
                         Developed Acreage               Undeveloped Acreage                  Total Acreage
                      -------------------------       --------------------------       ----------------------------
State                   Gross           Net             Gross            Net              Gross            Net
------------------    ----------     ----------       -----------     ----------       ------------    ------------
Ohio                    317,300        285,400           255,800        214,400            573,100         499,800
West Virginia            55,800         39,300            23,400         19,400             79,200          58,700
Pennsylvania             41,900         31,300           209,700        199,500            251,600         230,800
New York                130,800        118,100            28,900         26,200            159,700         144,300
Michigan                 31,000         29,400            47,300         44,500             78,300          73,900
Kentucky                 11,100         10,800               800            800             11,900          11,600
                      ----------     ----------       -----------     ----------       ------------    ------------
                        587,900        514,300           565,900        504,800          1,153,800       1,019,100
                      ==========     ==========       ===========     ==========       ============    ============


Item 3.  LEGAL PROCEEDINGS
         -----------------

         On January 2, 1996, Karen J. Volgstadt, individually and as administrator of the Estate of George A. Volgstadt, filed a complaint in the Supreme Court of Chautauqua County, New York against the Company and a subsidiary of the Company seeking the recovery of $6,000,000 in compensatory damages for the death of George A. Volgstadt in an accident which occurred during the course of his employment with the subsidiary. A Stipulation of Discontinuance with prejudice has been entered by Mrs. Volgstadt with respect to claims against the subsidiary. Accordingly, the remaining claims against the Company relate to the Company's ownership of the real property where the accident occurred. The Company believes that it has valid defenses to each of the claims asserted and that any liability of the Company with respect to this action would be covered by insurance.

         The Company is involved in several other lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or the results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company as of February 28, 1997 were as follows:


Name                           Age      Position
----                           ---      --------

Henry S. Belden, IV            57       Chairman of the Board and Chief Executive Officer

Max L. Mardick                 62       President and Chief Operating Officer and Director

Ronald E. Huff                 41       Senior Vice President and Chief Financial Officer and Director


Joseph M. Vitale           55  Senior Vice President Legal, General Counsel, Secretary and
                               Director

Ronald L. Clements         54  Senior Vice President Exploration and Production

Leo A. Schrider            58  Senior Vice President Technical Development

Dennis D. Belden           51  Vice President Supply and Service

Charles P. Faber           55  Vice President Corporate Development

Tommy L. Knowles           46  Vice President Production

Donald A. Rutishauser      40  Vice President and Treasurer

Dean A. Swift              44  Vice President, Assistant General Counsel and Assistant Secretary


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

         Mr. Belden attended Florida State University and the University of Akron and is a member of the 25-Year Club of the Petroleum Industry and the Board of Trustees of the Ohio Oil and Gas Association. He is also a member of the Regional Advisory Board of the Independent Petroleum Association of America and a director and a member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He is a member of the Interstate Oil Compact Commission. Other professional memberships include the World Business Council and the Association of Ohio Commodores. He is a member of the board of directors of KeyBank-Canton District and Phoenix Packaging Corporation.

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

         RONALD L. CLEMENTS has been Senior Vice President of Exploration and Production of the Company since 1993 and manages the Company's Exploration and Production Division. He joined Belden & Blake in 1990 and served as Vice President of Producing Operations until appointment to his current position in 1993. He has more than 30 years of petroleum engineering and production experience. Prior to joining Belden & Blake he served as Vice President and District Manager of TXO Production Corporation in Corpus Christi, Texas. From 1967 to 1982, Mr.
Clements held various operational management positions with Shell Oil Company.

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

         Mr. Schrider received his BS degree from the University of Pittsburgh in 1961 and did graduate work at West Virginia University. He has published more than 35 technical papers on oil and gas production. He was an Adjunct Professor at West Virginia University and also served as a member of the International Board of Directors of the Society of Petroleum Engineers. In 1994, Mr. Schrider was elected to the Board of Directors of the Petroleum Technology Transfer Council and is chairman of the producer advisory group representing the Appalachian region.

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

         CHARLES P. FABER has been Vice President of Corporate Development for the Company since 1993. He previously served as Senior Vice President of Capital Markets from 1988 to 1993. Prior to joining Belden & Blake, Mr. Faber was employed as Senior Vice President of Marketing for Heritage Asset Management from 1986 to 1988. From 1983 to 1986 he served as President and Chief Executive Officer of Samson Properties, Incorporated. Mr. Faber holds a BA degree in Marketing and an MBA in Finance from the University of Wisconsin. He is a member of the Independent Petroleum Association of America, the National Investor Relations Institute and the Petroleum Investor Relations Association.

         TOMMY L. KNOWLES has been Vice President of Production of the Company since January of 1996. He has 24 years of petroleum engineering and production experience. Prior to joining Belden & Blake, Mr. Knowles served as President of FWA Drilling Company, a subsidiary of Texas Oil & Gas Corporation. From 1982 to 1988 he worked for TXO Production Corporation in Sacramento, California, serving in various management positions including Vice President; from 1979 to 1982 he held the position of Drilling and Production Manager for Texas Oil & Gas Corporation; and, from 1973 to 1979 he held various engineering, supervisory and management positions with Exxon Corporation.

         Mr. Knowles holds a BS degree in Mechanical Engineering from the University of Texas at Austin where he graduated with honors. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute, and the Independent Association of Drilling Contractors.

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

                                     PART II
                                     -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "BELD."

         The following table sets forth the high and low sales prices for the Common Stock of the Company for the periods indicated as reported by the Nasdaq National Market:



                                               Sale Price
                                        --------------------------
                                          High             Low                   Average Daily Volume
                                        ---------        ---------            ---------------------------
 1994
-----------------------------
 First Quarter                            $13.25          $  9.75                        22,567
 Second Quarter                            13.00            12.00                        14,376
 Third Quarter                             14.75            11.50                        18,909
 Fourth Quarter                            15.00            13.25                        26,388

 1995
-----------------------------
 First Quarter                            $14.25           $11.50                        16,892
 Second Quarter                            17.00            13.75                        16,316
 Third Quarter                             19.25            14.50                        46,982
 Fourth Quarter                            19.25            14.50                        74,242

 1996
-----------------------------
 First Quarter                            $18.75           $15.75                        40,953
 Second Quarter                            21.25            17.88                        46,486
 Third Quarter                             24.00            20.00                        54,598
 Fourth Quarter                            27.50            22.12                        72,866

 1997
-----------------------------
First Quarter (through                    $28.75           $20.25                        94,659
February 28, 1997)


         The approximate number of record holders of the Company's equity securities at February 28, 1997 was as follows:

                                                             Number of
Title of Class                                             Record Holders
---------------------------------------                 ---------------------
Common Stock                                                     1,818
Class II Serial Preferred Stock
       $7.50 Series A                                                1


Dividends

         No dividends have been paid on the Company's Common Stock and none are expected to be paid in the foreseeable future. The Class II Serial Preferred Stock $7.50 Series A is entitled to cumulative quarterly dividends at the annual rate of $7.50 per share.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------


                                                             BELDEN & BLAKE CORPORATION
                                                      As of or for the Year Ended December 31,
                                   -------------------------------------------------------------------------------
                                     1992 (1)          1993             1994             1995             1996
                                   -----------       ---------       -----------     ------------     ------------
                                                       (In thousands, except per share data)
Operations
  Revenues                            $52,550         $72,874           $79,365         $110,067         $153,235
  Depreciation, depletion               4,853           9,693            11,886           19,717           29,752
    and amortization
  Income from continuing                1,139           3,265             4,180            6,260           15,194
    operations
  Income from  continuing                0.48            0.55              0.57             0.69             1.34
    operations per common
    share
  Preferred dividends paid                 --             180               180              180              180
Balance sheet data
  Working capital                       1,465          28,850            13,612           17,359           22,110
  Oil and gas properties and           82,751          86,192           106,710          211,142          216,468
    gathering systems, net
  Total assets                        102,253         135,174           148,173          297,298          303,763
  Long-term liabilities,               59,311          43,516            47,858          110,523           97,642
    less current portion
  Preferred stock                       2,400           2,400             2,400            2,400            2,400
  Total shareholders' equity           29,023          76,857            81,142          142,291          158,918

-------------

(1) Operating data for the period prior to March 31, 1992 are for a group of companies and assets owned by Henry S. Belden IV (the "Belden Interests"), the acquisition of which was accounted for in a manner similar to a pooling of interests.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

         Also on March 31, 1992, the Company acquired the assets and assumed the liabilities of Belden & Blake Energy Company (the "Partnership") and Belden & Blake International Limited ("BBI") in exchange for shares of common stock pursuant to the consolidation of the Partnership and BBI (the "Consolidation"). The Consolidation was accounted for as a purchase, and the results of operations of the Partnership and BBI have been included from that date.

         Prior to March 31, 1992, the Company was engaged principally in managing the assets and business activities of the Partnership, BBI and non-affiliated entities and in gas gathering and marketing. Accordingly, a significant portion of the Company's income was derived from transactions with the Partnership and BBI, including well operating fees, sales of oilfield supplies and services at fixed mark-ups over cost and fees for accounting and related services. Since March 31, 1992, the Company's principal business has been the acquisition, development and production of, and exploration for, oil and gas reserves, principally in Ohio, West Virginia, Pennsylvania, Michigan, New York and Kentucky, and the gathering and marketing of natural gas. Consequently, the historical statements of operations prior to the Consolidation do not reflect the Company's current or planned business activities.

         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and productive exploration costs are capitalized while non-productive exploration costs, which include dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         The Company's gas gathering and marketing operations consist of purchasing gas at the wellhead and from interstate pipelines and selling gas to industrial customers and local gas distribution companies. The cost of gas purchased from the Company is the wellhead price stipulated by the well operating agreements and is included in "Cost of gas and gathering expense."

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

RESULTS OF OPERATIONS

         1996 COMPARED TO 1995

         OIL AND GAS SALES. Oil and gas sales increased $32.6 million (70%) in 1996 compared to 1995 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 163,000 Bbls (29%) from 556,000 Bbls in 1995 to 719,000 Bbls in 1996 resulting in an increase in oil sales of approximately $2.7 million. Gas volumes increased 8.4 Bcf (50%) from 17.0 Bcf in 1995 to 25.4 Bcf in 1996 resulting in an increase in gas sales of approximately $18.7 million. These volume increases were primarily due to production from properties acquired in 1995 and wells drilled in 1995 and 1996.

         The average price paid for the Company's oil increased from $16.78 per barrel in 1995 to $20.24 per barrel in 1996 which increased oil sales by approximately $2.5 million. The average price paid for the Company's natural gas increased $.35 per Mcf to $2.56 per Mcf in 1996 compared to 1995 resulting in increased gas sales of approximately $8.9 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $4.1 million (10%) from $40.4 million in 1995 to $44.5 million in 1996 primarily due to an increase in the volume of gas purchased from third parties and resold and an increase in the average selling price of gas.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $5.4 million (27%) from $20.1 million in 1995 to $25.5 million in 1996. This increase was primarily due to the sales generated by the three oilfield sales and service companies acquired by the Company in 1995 and increased third party oilfield sales and service revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $1.0 million (36%) from $2.7 million in 1995 to $3.7 million in 1996 primarily due to the recognition of income in 1996 from incentive production payments associated with certain properties operated by Ward Lake, partially offset by the recognition in 1995 of anticipated proceeds from contract rejection claims that were filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation. Amounts included in income related to the Columbia claims were $1.3 million in 1995 and $276,000 in 1996. Payment of these claims was received by the Company in January, 1997.

         PRODUCTION EXPENSE. Production expense increased $6.3 million (54%) from $11.8 million in 1995 to $18.1 million in 1996. This increase was primarily due to the increased production volumes discussed above and a reduction in operating fees charged to third parties. Such fees are recorded as a reduction of production expense. The average production cost per equivalent Mcf of natural gas excluding taxes increased from $.58 per Mcfe in 1995 to $.61 per Mcfe in 1996.

         PRODUCTION TAXES. Production taxes increased $1.1 million (54%) from $2.1 million in 1995 to $3.2 million in 1996. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $3.8 million (11%) from $33.8 million in 1995 to $37.6 million in 1996 due to an increase in volumes of gas purchased and an increase in the cost of gas.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $4.8 million (27%) from $18.3 million in 1995 to $23.1 million in 1996 primarily as a result of the increased cost of goods sold associated with the increased sales described above.

         EXPLORATION EXPENSE. Exploration expense increased $1.2 million (23%) from $4.9 million in 1995 to $6.1 million in 1996 primarily due to higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $771,000 (20%) from $3.8 million in 1995 to $4.6 million in 1996 due to increases in employee compensation and benefits, an increase in profit sharing and bonuses and investment banking and other professional fees.

         INTEREST EXPENSE. Interest expense increased $1.3 million (22%) from $6.1 million in 1995 to $7.4 million in 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions (Note 3 - "Acquisitions").

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $10.1 million (51%) from $19.7 million in 1995 to $29.8 million in 1996. Depletion expense increased $7.9 million (53%) from $15.1 million in 1995 to $23.0 million in 1996. This increase was primarily due to additional depletion expense associated with the increased production volumes described above. Depletion per Mcfe increased from $.74 per Mcfe in 1995 to $.77 per Mcfe in 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         FRANCHISE, PROPERTY AND OTHER TAXES. Franchise, property and other taxes increased by $511,000 (42%) from $1.2 million in 1995 to $1.7 million in 1996. Franchise taxes increased approximately $350,000 due to the increase in shareholders' equity as a result of the common stock issued in 1995 and the increase in net income retained in the business.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased $13.4 million (159%) from $8.4 million in 1995 to $21.8 million in 1996. The oil and gas operations segment increased operating income $12.4 million (99%) from $12.4 million in 1995 to $24.8 million in 1996. The increase was attributable to the items discussed above. The oilfield sales and service segment operating income increased $290,000 (43%) from $673,000 in 1995 to $963,000 in 1996.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $8.9 million (143%) from $6.3 million in 1995 to $15.2 million in 1996. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations increased $4.4 million (205%) from $2.2 million in 1995 to $6.6 million in 1996. This increase was attributable to the increase in income from continuing operations before income taxes and an increase in the effective tax rate. The increase in the effective tax rate was primarily due to the decrease of nonconventional fuel source tax credits as a percentage of income from continuing operations. Earnings from continuing operations on a per common share basis increased from $.69 per share in 1995 to $1.34 per share in 1996. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $675,000 ($439,000 net of tax benefit or $.04 per share) in 1996 compared to $1,761,000 ($1,139,000 net of tax benefit or $.13 per share) in 1995. The losses in 1996 and 1995 include losses on assets sold, the write-down of various assets and inventories to estimated realizable value and a provision for estimated costs of asset disposals and future losses.

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

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $2.1 million (383%) from $562,000 in 1994 to $2.7 million in 1995 primarily due to the recognition of $1.3 million in anticipated proceeds from contract rejection claims that have been filed in the bankruptcy proceedings of Columbia Gas Transmission Corporation and the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased $4.0 million (50%) from $7.8 million in 1994 to $11.8 million in 1995. This increase was primarily due to the increased production volumes discussed above. The average production cost per equivalent Mcf of natural gas excluding taxes decreased from $.62 per Mcfe in 1994 to $.58 per Mcfe in 1995.

         PRODUCTION TAXES. Production taxes increased $703,000 (52%) from $1.4 million in 1994 to $2.1 million in 1995. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $4.9 million (17%) from $28.9 million in 1994 to $33.8 million in 1995 primarily due to the Company's 1995 acquisitions. Increased volumes of gas purchased from third parties and resold were offset by a lower average purchase price.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $6.1 million (50%) from $12.2 million in 1994 to $18.3 million in 1995 primarily as a result of the increased cost of goods sold associated with increased sales resulting from the acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $2.1 million (76%) from $2.8 million in 1994 to $4.9 million in 1995 primarily due to higher levels of geological and geophysical activity and increases in the size of the technical staff.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $235,000 (7%) from $3.6 million in 1994 to $3.8 million in 1995 primarily due to increases in employee compensation and benefits.

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

         FRANCHISE, PROPERTY AND OTHER TAXES. Franchise, property and other taxes increased by $374,000 (44%) from $854,000 in 1994 to $1.2 million in 1995 primarily due to the acquisitions made in 1995 and the increase in shareholders' equity as a result of the common stock issued in 1995.

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

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $2.1 million (50%) from $4.2 million in 1994 to $6.3 million in 1995. This increase in income from continuing operations was primarily the result of the items discussed above. Provision for income taxes from continuing operations decreased $180,000 (8%) from $2.3 million in 1994 to $2.2 million in 1995. This decrease was attributable to a decrease in the effective tax rate partially offset by an increase in income from continuing operations before income taxes. The effective tax rate decreased primarily due to the utilization of nonconventional fuel source tax credits. Earnings from continuing operations on a per common share basis increased from $.57 per share in 1994 to $.69 per share in 1995. This increase was primarily the result of the factors discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1,761,000 ($1,139,000 net of tax benefit or $.13 per share) in 1995 compared to $509,000 ($337,000 net of tax benefit or $.05 per share) in 1994. The loss in 1995 includes the write-down of various assets and inventories to estimated realizable value and a provision for estimated costs of asset disposals and future losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at December 31, 1996 was 1.64 to 1.00. During 1996, working capital increased $4.7 million from $17.4 million to $22.1 million. The increase was primarily due to an increase in accounts receivable ($5.4 million) and decreases in accounts payable and accrued expenses ($4.4 million), which was partially offset by a decrease in cash ($3.7 million) and an increase in the current portion of long-term liabilities ($2.2 million) reflecting the first principal payment due in 1997 on the senior notes. The Company's operating activities provided cash flow of $46.5 million during 1996.

         On May 25, 1995, the Company's bank group amended its revolving bank facility. The facility was increased to $200 million and the maturity date was extended to March 31, 1999. The borrowing base is calculated by the bank group and is based on the cash flows generated by the Company's proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling. At December 31, 1996 the borrowing base was $70 million. The Company believes that its reserves at December 31, 1996 could provide a borrowing base in excess of $115 million.

         On February 16, 1996, the Company's bank group further amended its revolving bank facility. The maturity date was extended to March 31, 2001 and the LIBOR interest rate option was modified to decrease from LIBOR + 2% to a range of LIBOR + 1-1/4% to LIBOR + 3/4% as outstanding balances decrease in relation to the borrowing base.

         Outstanding balances under the agreement incurred interest at the Company's choice of either: (i) the one, two or three-month LIBOR + 1.25% (6.81% for the three-month LIBOR interest rate option at December 31, 1996) or (2) the bank's prime rate (8.25% at December 31, 1996). At December 31, 1996, the Company had $59 million outstanding under this facility.

         The amended facility will continue to restrict the sale of assets to no more than 15% of shareholders' equity in any one year and will require the Company to maintain certain levels of net worth, working capital and debt service coverage.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at December 31, 1995 or 1996.

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

         In the fourth quarter of 1996, $1.25 million of the Company's 9.25% convertible subordinated debentures (due June 30, 2000) were converted by the holders into 62,034 shares of the Company's common stock at the current conversion price of $20.15 per share.

         The Company currently expects to spend approximately $38 million during 1997 on its drilling activities and approximately $12 million for other capital expenditures. The Company's acquisition program is expected to be financed with any available cash flow over $50 million and with its available bank credit line. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

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

INFLATION AND CHANGES IN PRICES

         During 1994, the price paid for the Company's crude oil increased from $13.50 per barrel to a high of $18.00 per barrel, then decreased to $15.50 per barrel at year end, with an average price of $15.98 per barrel. During 1995, the price paid for the Company's crude oil increased from $15.50 per barrel to a high of $17.50 per barrel, then decreased to $16.50 per barrel at year-end, with an average price for the year of $16.78 per barrel. During 1996, the price paid for the Company's crude oil increased from a low of $16.50 per barrel at year-end 1995 to a high of $22.50 per barrel at year-end 1996, with an average price of $20.24 per barrel. The average price of the Company's natural gas decreased from $2.58 per Mcf in 1994 to $2.21 per Mcf in 1995, then increased to $2.56 per Mcf in 1996.

         The price of oil and gas has a significant impact on the Company's results of operations. Oil and gas prices fluctuate based on market conditions and, accordingly, cannot be predicted. As a result of increased competition among drilling contractors and suppliers and continuing low levels of drilling activity in the Company's operating area, costs to drill, complete, and service wells have remained relatively constant in recent years.

         Historically, a large portion of the Company's natural gas sales has been under long-term fixed price contracts. As a result of recent acquisitions, certain natural gas sales are currently based on indexed prices. Many of these contracts contain "trigger" clauses which allow the Company to fix the price at which deliveries in future months will be sold based on a regional index or a negotiated positive basis above the relevant NYMEX price for one or more future months. The Company may also, from time to time, enter into hedging transactions with financial institutions to reduce its exposure to variable commodity pricing.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Index to Consolidated Financial Statements and Schedules on page F-1 sets forth the financial statements included in this Annual Report on Form 10-K and their location herein. Schedules have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 22, 1997 is incorporated herein by reference. See pages 16 through 19 of this report for information regarding executive officers.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information with respect to executive compensation set forth under the captions "Executive Compensation" and "Information about the Board of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 22, 1997 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

         The information with respect to security ownership of certain beneficial owners and management set forth under the caption "Ownership of Voting Securities" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 22, 1997 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders on or about May 22, 1997 is incorporated by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          -------------------------------------------------------
          FORM 8-K
          --------

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

         2.       Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.       Exhibits

No.                                                  Description
---                                                  -----------

3.1 Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

3.2 Amended Articles of Incorporation to the Company--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

3.2(a) Amendment to Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 30, 1992

3.3 Amended Code of Regulations of the Company--incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

4.1 Amended and Restated Debenture Agreement between the Company and Petercam Securities--incorporated by reference to Exhibit
                  4.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

4.2(a) Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Peake Operating Company, Bank One, Texas, National Association and NBD Bank, N.A. dated November 1993--incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

4.2(b) First Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of August 1, 1994--incorporated by reference to Exhibit 4.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

4.2(c) Second Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of March 29, 1995--incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

4.2(d) Third Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Ward Lake Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of May 25, 1995--incorporated by reference to Exhibit 4.2(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

4.2(e) Fourth Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of February 15, 1996--incorporated by reference to Exhibit 4.2(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

4.3 Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy Company--incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

4.4 Note Purchase Agreement dated as of November 15, 1993 among the Company, The Canton Oil & Gas Company, Peake Operating Company and Peake Energy, Inc. and the purchasers listed on Annex I thereto--incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

4.5 None of the other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries involve long-term debt in an amount which exceeds ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such other instruments to the Commission upon request.

10.1 Amended and Restated Employment Agreement between the Company and Henry S. Belden IV--incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2 Severance Agreement between the Company and Max L. Mardick-- incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.3 Form of Severance Agreement between the Company and the following officers: Ronald E. Huff, Ronald L. Clements and Joseph M. Vitale-- incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.4 Form of Severance Agreement between the Company and the following officers and managerial personnel: Dennis D. Belden, James C. Ewing, Charles P. Faber, Tommy L. Knowles, Donald A. Rutishauser, L. H. Sawatsky, Leo A. Schrider and Dean A. Swift--incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.5 Severance Pay Plan for Key Employees of Belden & Blake Corporation-- incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.6(a)           Stock Option Plan of the Company--incorporated by reference to
                  Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.6(b) Stock Option Plan of the Company (as amended)--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-62785)

10.7 Restricted Stock Grant Plan of The Canton Oil & Gas Company (formerly known as Belden & Blake Corporation)--incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.8 Belden & Blake Corporation Non-employee Director Stock Option Plan--incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

10.9 Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden & Blake Energy Company, Henry
                  S. Belden IV, Belden & Blake International Limited and the Company--incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.10 Amended and Restated Gas Sales and Purchase Contract between Peake Energy, Inc. and Kaiser Aluminum & Chemical Corporation dated as of August 27, 1987--incorporated by reference to
                  Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-60228)

10.11(a) Stock Purchase Agreement dated January 3, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company-- incorporated by reference to Exhibit
                  2.1 to the Company's Current Report on Form 8-K dated February 10, 1995

10.11(b) Agreement of Amendment dated January 16, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company-- incorporated by reference to Exhibit
                  2.2 to the Company's Current Report on Form 8-K dated February 10, 1995

10.11(c) Second Agreement of Amendment dated February 10, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to
                  Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 10, 1995

10.12 Asset Purchase Agreement dated July 26, 1995 among Quaker State Corporation, QSE&P, Inc. and the Company--incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 9, 1995

21*               Subsidiaries of the Registrant

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

                                            BELDEN & BLAKE CORPORATION


March 5, 1997                               By: /s/ Henry S. Belden IV
--------------------------                     -------------------------------
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


  /s/ Henry S. Belden IV               Chairman of the Board,                      March 5, 1997
--------------------------             Chief Executive Officer                     -------------
Henry S. Belden IV                     and Director                                Date
                                       (Principal Executive Officer)


  /s/ Ronald E. Huff                   Senior Vice President,                      March 5, 1997
--------------------------             Chief Financial Officer                     -------------
Ronald E. Huff                         and Director                                Date
                                       (Principal Financial and
                                       Accounting Officer)


  /s/ Max L. Mardick                   President, Chief Operating                  March 5, 1997
--------------------------             Officer and Director                        -------------
Max L. Mardick                                                                     Date

  /s/ Joseph M. Vitale                 Senior Vice President Legal,                March 5, 1997
--------------------------             Secretary and Director                      -------------
Joseph M. Vitale

  /s/ Paul R. Bishop*                                                              March 5, 1997
--------------------------             Director                                    -------------
Paul R. Bishop                                                                     Date




  /s/ Theodore V. Boyd                 Director                March 5, 1997
--------------------------                                     -------------
Theodore V. Boyd                                               Date


  /s/ Gary R. Petersen*                Director                March 5, 1997
--------------------------                                     -------------
Gary R. Petersen                                               Date


  /s/ David P. Quint*                  Director                March 5, 1997
--------------------------                                     -------------
David P. Quint                                                 Date


  /s/ Raymond D. Saunders*             Director                March 5, 1997
--------------------------                                     -------------
Raymond D. Saunders                                            Date


  /s/ George M. Smart                  Director                March 5, 1997
--------------------------                                     -------------
George M. Smart                                                Date


*By: Joseph M. Vitale                                          March 5, 1997
--------------------------                                     -------------
   Attorney-in-Fact                                                 Date

                           BELDEN & BLAKE CORPORATION
                              INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                             ITEM 14(A)(1) AND (2)


                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

    Report of Independent Auditors.........................................  F-2
    Consolidated Balance Sheets as of December 31, 1996 and 1995...........  F-3
    Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994....................................  F-5
    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994............................  F-6
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994....................................  F-7
    Notes to Consolidated Financial Statements.............................  F-8




All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                      ERNST & YOUNG LLP


Cleveland, Ohio
February 21, 1997

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 DECEMBER 31
                                                                     ---------------------------------
                                                                          1996                1995
                                                                     ---------------     -------------

                                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $       8,606     $      12,322
   Accounts receivable, net                                                  33,523            28,123
   Inventories                                                                9,397             9,253
   Deferred income taxes                                                      2,918             2,254
   Other current assets                                                       2,280             2,198
                                                                      --------------    --------------
              TOTAL CURRENT ASSETS                                           56,724            54,150

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties (successful efforts method)                       266,521           235,344
   Gas gathering systems                                                     26,045            25,416
   Land, buildings, machinery and equipment                                  31,578            29,977
                                                                      --------------    --------------
                                                                            324,144           290,737
   Less accumulated depreciation, depletion
     and amortization                                                        86,808            59,209
                                                                      --------------    --------------
              PROPERTY AND EQUIPMENT, NET                                   237,336           231,528

OTHER ASSETS                                                                  9,703            11,620
                                                                      --------------    --------------
                                                                      $     303,763     $     297,298
                                                                      ==============    ==============

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   December 31
                                                                            ------------------------
                                                                               1996           1995
                                                                            ---------      ---------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $   9,421      $  11,004
  Accrued expenses                                                             20,990         23,811
  Current portion of long-term liabilities                                      4,203          1,976
                                                                            ---------      ---------
             Total current liabilities                                         34,614         36,791

LONG-TERM LIABILITIES
  Bank and other long-term debt                                                59,216         67,223
  Senior notes                                                                 31,111         35,000
  Convertible subordinated debentures                                           5,550          6,800
  Other                                                                         1,765          1,500
                                                                            ---------      ---------
                                                                               97,642        110,523

DEFERRED INCOME TAXES                                                          12,589          7,693

SHAREHOLDERS' EQUITY
  Common stock without par value; $.10 stated value per share; authorized
    50,000,000 shares; issued
    and outstanding 11,231,865 and 11,136,496 shares                            1,123          1,114
  Preferred stock without par value; $100 stated value
    per share; authorized 8,000,000 shares;
    issued and outstanding 24,000 shares                                        2,400          2,400
  Paid in capital                                                             128,035        126,063
  Retained earnings                                                            27,395         12,820
  Unearned portion of restricted stock                                            (35)          (106)
                                                                            ---------      ---------
             TOTAL SHAREHOLDERS' EQUITY                                       158,918        142,291
                                                                            ---------      ---------
                                                                            $ 303,763      $ 297,298
                                                                            =========      =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        YEAR ENDED DECEMBER 31
                                               --------------------------------------
                                                  1996           1995          1994
                                               ---------      ---------      --------

REVENUES
  Oil and gas sales                            $  79,491      $  46,853      $ 32,574
  Gas marketing and gathering                     44,527         40,436        33,072
  Oilfield sales and service                      25,517         20,066        13,157
  Interest and other                               3,700          2,712           562
                                               ---------      ---------      --------
                                                 153,235        110,067        79,365
EXPENSES
  Production expense                              18,098         11,756         7,827
  Production taxes                                 3,168          2,060         1,357
  Cost of gas and gathering expense               37,556         33,831        28,878
  Oilfield sales and service                      23,142         18,266        12,180
  Exploration expense                              6,064          4,924         2,803
  General and administrative expense               4,573          3,802         3,567
  Interest expense                                 7,383          6,073         3,503
  Depreciation, depletion and amortization        29,752         19,717        11,886
  Franchise, property and other taxes              1,739          1,228           854
                                               ---------      ---------      --------
                                                 131,475        101,657        72,855
                                               ---------      ---------      --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             21,760          8,410         6,510
  Provision for income taxes                       6,566          2,150         2,330
                                               ---------      ---------      --------
INCOME FROM CONTINUING OPERATIONS                 15,194          6,260         4,180

LOSS FROM DISCONTINUED OPERATIONS                   (439)        (1,139)         (337)
                                               ---------      ---------      --------

NET INCOME                                     $  14,755      $   5,121      $  3,843
                                               =========      =========      ========

EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                        $    1.34      $    0.69      $   0.57
  DISCONTINUED OPERATIONS                          (0.04)         (0.13)        (0.05)
                                               ---------      ---------      --------
  NET INCOME                                   $    1.30      $    0.56      $   0.52
                                               =========      =========      ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              11,176          8,785         7,080
                                               =========      =========      ========


See accompanying notes.


                                                      BELDEN & BLAKE CORPORATION
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (IN THOUSANDS)

                                                                                          UNEARNED
                              COMMON      COMMON    PREFERRED     PAID IN     RETAINED   RESTRICTED
                              SHARES      STOCK       STOCK       CAPITAL     EARNINGS     STOCK         TOTAL
                              -------     --------  ----------    --------    ---------  -----------  -----------

JANUARY 1, 1994                 7,053   $      706  $    2,400   $  69,865   $    4,216  $     (330)  $    76,857

Stock issued                       32            3                     385                                    388
Net income                                                                        3,843                     3,843
Preferred stock dividend                                                           (180)                     (180)
Restricted stock vested                                                129                      105           234
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994               7,085          709       2,400      70,379        7,879        (225)       81,142

Stock issued                    4,028          403                  55,264                                 55,667
Net income                                                                        5,121                     5,121
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised             2           --                      25                                     25
Employee stock bonus               22            2                     251                                    253
Restricted stock vested                                                144                      119           263
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995              11,137        1,114       2,400     126,063       12,820        (106)      142,291

Net income                                                                       14,755                    14,755
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised and
     related tax benefit            3           --                      47                                     47
Employee stock bonus               26            3                     418                                    421
Restricted stock activity           4           --                     263                       71           334
Conversion of debentures           62            6                   1,244                                  1,250
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996              11,232   $    1,123  $    2,400   $ 128,035   $   27,395  $      (35)  $   158,918
==================================================================================================================

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31
                                                               ----------------------------------------
                                                                  1996           1995            1994
                                                               ------------   ---------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 14,755      $   5,121      $  3,843
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                    29,752         20,154        12,021
       Loss on disposal of property and equipment                     534            177            91
       Deferred income taxes                                        4,232            488         1,570
       Deferred compensation and stock grants                       1,311          1,067           359
       Change in operating assets and liabilities, net of
         effects of acquisition of businesses:
          Accounts receivable and other operating assets           (4,385)       (14,485)       (1,622)
          Inventories                                                (144)           469        (2,328)
          Accounts payable and accrued expenses                       476          8,958         1,775
                                                                 --------      ---------      --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES              46,531         21,949        15,709

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                 (4,543)       (99,837)      (17,968)
   Proceeds from property and equipment disposals                   2,227            589           438
   Additions to property and equipment                            (37,074)       (23,855)      (19,844)
   (Increase) decrease in other assets                               (705)          (867)           88
                                                                 --------      ---------      --------
            NET CASH USED IN INVESTING ACTIVITIES                 (40,095)      (123,970)      (37,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt       16,105         73,000         6,100
   Repayment of long-term debt and other obligations              (26,117)       (17,818)       (2,938)
   Preferred stock dividends                                         (180)          (180)         (180)
   Proceeds from sale of common stock and stock options                40         59,438          --
   Common stock placement cost                                       --           (3,746)         --
                                                                 --------      ---------      --------
            NET CASH (USED IN) PROVIDED BY
              FINANCING ACTIVITIES                                (10,152)       110,694         2,982
                                                                 --------      ---------      --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                            (3,716)         8,673       (18,595)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     12,322          3,649        22,244
                                                                 --------      ---------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  8,606      $  12,322      $  3,649
                                                                 ========      =========      ========

See accompanying notes.
                                      F-7

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
--------
         The Company operates primarily in the oil and gas industry. The Company's principal business is the acquisition, exploration, development and production of oil and gas reserves, and the gathering and marketing of natural gas. Sales of oil are ultimately made to refineries. Sales of gas are ultimately made to gas utilities and industrial consumers in Ohio, Michigan, West Virginia, Pennsylvania, New York and Kentucky. The Company also provides oilfield services and is a distributor of a broad range of oilfield equipment and supplies. Its customers include other independent oil and gas companies, dealers and operators throughout Ohio, Michigan, West Virginia, Pennsylvania and New York. The price of oil and gas has a significant impact on the Company's working capital and results of operations.

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

PROPERTY AND EQUIPMENT
----------------------
         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors.
                                      F-8

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

         Property and equipment are stated at cost. Depreciation of non-oil and gas properties is computed using the straight-line method over the useful lives of the assets ranging from 3 to 15 years for machinery and equipment and 30 to 40 years for buildings. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

NET INCOME PER COMMON SHARE
---------------------------
         Net income per common share is computed by subtracting preferred dividends from net income and dividing the difference by the weighted average number of common and common equivalent shares outstanding. Outstanding options, convertible securities and warrants are included in the computation of net income per common share when their effect is dilutive.

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

RECLASSIFICATIONS
-----------------
         Certain reclassifications have been made in 1995 and 1994 to conform to the presentation in 1996.

(2)      ACCOUNTING CHANGES
         During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation." Under SFAS 123, companies may elect to adopt the fair value method of accounting for stock-based compensation or continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to measure expense associated with stock-based compensation. The Company has elected to continue to follow APB 25. See Note 8.
                                      F-9

         During 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses to be recognized for long-lived assets (other than unproved properties) used in continuing operations when indicators of impairment are present and the assets' carrying value is not anticipated to be recovered through future operations or sale. No impairment was required as a result of adopting SFAS 121.

(3)      ACQUISITIONS
         The following acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of the respective acquisitions.

         During 1996, the Company acquired for approximately $4.1 million working interests in 323 oil and gas wells in Ohio and Kentucky. Estimated proved developed reserves associated with the wells totaled 6.0 Bcf of natural gas and 205,000 Bbls of oil net to the Company's interest at July 1, 1996.

         Effective in July 1995, the Company purchased from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for approximately $50 million. The Quaker State Properties included approximately 1,460 gross (1,100 net) wells with estimated proved reserves of 2.2 MMBbl of oil and 46.8 Bcf of gas at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical database and other assets.

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million. Ward Lake operates and holds a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf (14 Bcf net to the Company's interest). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets. Through the end of 1996, the Company purchased additional working interests averaging 24% in the wells operated by Ward Lake for approximately $12 million. The interests acquired had estimated proved developed reserves of 16 Bcf at December 31, 1994. The production from certain interests qualify for nonconventional fuel source tax credits.

         In addition, during 1995 the Company, in four separate transactions, acquired for approximately $29.2 million working interests in oil and gas wells in Michigan, Ohio, Pennsylvania and New York and drilling rights on more than 250,000 acres in Ohio. Estimated proved developed reserves associated with the wells totaled 35 Bcfe of natural gas net to the Company's interest at December 31, 1994.

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

         The unaudited pro forma results of operations for the year ended December 31, 1995 as if the acquisitions above occurred at the beginning of the period were revenues of $124.9 million, net income of $8.5 million and net income per common share of $.75. The pro forma effects of the 1996 acquisitions were not material.


(4)      DETAILS OF BALANCE SHEETS

                                                          DECEMBER 31
                                                  -----------------------------
                                                      1996            1995
                                                  -------------   -------------
ACCOUNTS RECEIVABLE                                      (IN THOUSANDS)
     Accounts receivable                          $     16,675    $     16,096
     Allowance for doubtful accounts                     (556)           (269)
     Oil and gas production receivable                  16,729          11,610
     Current portion of notes receivable                   675             686
                                                  -------------   -------------
                                                  $     33,523    $     28,123
                                                  =============   =============
INVENTORIES
     Oil                                          $      1,578    $      1,574
     Natural gas                                           375             170
     Material, pipe and supplies                         7,444           7,509
                                                  -------------   -------------
                                                  $      9,397    $      9,253
                                                  =============   =============
PROPERTY AND EQUIPMENT, GROSS
  OIL AND GAS PROPERTIES
     Producing properties                         $    247,651    $    214,984
     Non-producing properties                           10,277          11,286
     Other                                               8,593           9,074
                                                  -------------   -------------
                                                  $    266,521    $    235,344
                                                  =============   =============
  LAND, BUILDINGS, MACHINERY AND EQUIPMENT
     Land, buildings and improvements             $      8,537    $      8,748
     Machinery and equipment                            23,041          21,229
                                                  -------------   -------------
                                                  $     31,578    $     29,977
                                                  =============   =============
ACCRUED EXPENSES
     Accrued expenses                             $      8,617    $      9,924
     Accrued drilling and completion costs                 658           4,902
     Accrued income taxes                                  612              15
     Ad valorem and other taxes                          3,114           2,162
     Compensation and related benefits                   2,994           2,147
     Undistributed production revenue                    4,995           4,661
                                                  -------------   -------------
                                                  $     20,990    $     23,811
                                                  =============   =============
(5)      LONG-TERM DEBT
         Long-term debt consists of the following:
                                                          DECEMBER 31
                                                  -----------------------------
                                                      1996            1995
                                                  -------------   -------------
                                                         (IN THOUSANDS)
Revolving line of credit                          $     59,000    $     67,000
Senior notes                                            35,000          35,000
Convertible subordinated debentures                      5,550           6,800
Other                                                      246           1,871
                                                  -------------   -------------
                                                        99,796         110,671
Less current portion                                     3,918           1,648
                                                  -------------   -------------
Long-term debt                                    $     95,878    $    109,023
                                                  =============   =============

         The Company has a $200 million unsecured revolving credit facility with a group of banks that matures on March 31, 2001. Outstanding balances under the facility incurred interest at the Company's choice of either: (1) the one, two, or three-month LIBOR plus 1.25% (6.81% for the three-month LIBOR interest rate option at December 31, 1996) or (2) the bank's prime rate (8.25% at December 31,
1996). At December 31, 1996, amounts payable under this facility were at the three-month LIBOR option with rates ranging from 6.78% to 6.84%. Borrowings under the credit agreement are limited to the borrowing base as established semi-annually by the bank group. The borrowing base at December 31, 1996 was $70 million. The Company believes that its oil and gas reserves at December 31, 1996 could provide a borrowing base in excess of $115 million.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at December 31, 1996 or 1995.

         The Company has $35 million of 7% fixed-rate senior notes outstanding with five insurance companies. These notes, which are interest-only through 1996, mature on September 30, 2005. Equal principal payments of $3,888,888 will be required on each September 30 commencing in 1997.

         The convertible subordinated debentures have a fixed interest rate of 9.25% and mature on June 30, 2000. The debentures are currently convertible by the debenture holders at the rate of one share of the Company's common stock for each $20.15 of principal. During 1996, $1,250,000 of the debentures were converted by the holders into 62,034 shares of common stock.

         The debt agreements contain various covenants restricting payment of dividends on common stock to $5 million plus 50% of cumulative net income, restricting sales of assets to 15% of shareholders' equity in any one year and requiring the maintenance of certain levels of net worth, working capital and other financial ratios.

         At December 31, 1996, the aggregate long-term debt maturing in the next five years is as follows: $3,918,000 (1997); $3,907,000 (1998); $3,907,000
(1999); $9,457,000 (2000); $62,907,000 (2001); and $15,700,000 (2002 and
thereafter).

(6)      LEASES
         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to approximately $1.6 million, $1.4 million and $742,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Future commitments under leasing arrangements were not significant at December 31, 1996.

(7)      SHAREHOLDERS' EQUITY
         In December 1996 and 1995, the Company awarded 36,077 and 26,085 shares of common stock, respectively, to employees as profit sharing and bonuses. These shares were issued in each subsequent year.

         In November 1996, $1,250,000 of convertible subordinated debentures were converted by the debenture holders at the rate of one share of the Company's common stock for each $20.15 of principal into 62,034 shares of common stock.

         In August 1995, the Company sold 4,025,000 shares of common stock. Net proceeds, after deducting underwriting discounts and expenses, totaled approximately $55.6 million. Approximately

$50 million of the net proceeds were used to purchase the Quaker State Properties, and the remaining proceeds were used to reduce the outstanding balance under the Company's revolving credit agreement.

         Outstanding warrants for the purchase of 13,801 shares of the Company's common stock at a price of $21.74 per share were exercisable by the holder in whole or part any time prior to February 15, 1997. These warrants expired unexercised on February 15, 1997.

         On December 31, 1992, the Company issued 24,000 shares of Class II Serial Preferred Stock with a stated value of $100 per share. In preference to shares of common stock, each share is entitled to cumulative cash dividends of $7.50 per year, payable quarterly. The Preferred Stock is subject to redemption at $100 per share at any time by the Company and is convertible into common stock, at the holder's election, at any time after five years from the date of issuance at a conversion price of $15.00 per common share. Holders of the Preferred Stock are entitled to one vote per preferred share. In February 1997, the Company notified the preferred stockholder that it intended to redeem 100% of the preferred stock for aggregate consideration of $2.4 million in March, 1997.

         At December 31, 1996, the Company had reserved a total of 449,075 shares of common stock for the conversion of the convertible subordinated debentures and the Class II Serial Preferred Stock and the exercise of the outstanding warrants referred to above.

         The Company's Articles of Incorporation include certain anti-takeover provisions. The provisions grant the Board of Directors the authority to issue and fix the terms of preferred stock as well as the ability to take certain other actions that could have the effect of discouraging unsolicited takeover attempts. In addition, the Company has entered into contracts with its officers and other employees that provide for severance payments, in certain circumstances, in the event that their employment is terminated following a change in control. The senior notes may, at the noteholder's discretion, be accelerated and become due and payable upon a change in control of the Company.

(8)      STOCK OPTION PLANS
         The Company has an employee stock option plan which is authorized to issue up to 1,070,000 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. The options become exercisable in 25% increments over a four-year period beginning one year from date of grant. As of December 31, 1996, there were 301,000 shares available for grant under the Plan.

         On May 27, 1994, the shareholders approved the Non-Employee Directors Stock Option Plan authorizing the issuance of up to 120,000 shares of common stock. Options for 2,000 shares will be granted each year to each non-employee director. The exercise price of options under the Plan is equal to the fair market value on the date of grant. Options expire on the tenth anniversary of the grant date. The options become exercisable on the anniversary of the grant date at a rate of one third of the shares each year. As of December 31, 1996, there were 80,000 shares available for grant under the Plan.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.
                                      F-13

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.4% and 6.5%; volatility factors of the expected market price of the Company's common stock of .36 and .36; dividend yield of zero; and a weighted-average expected life of the option of seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for grants made after January 1, 1995, follows:

                                                1996               1995
                                            -------------      -------------
    Pro forma net income (in thousands)     $     14,286       $      5,016
    Pro forma earnings per share            $       1.25       $        .55


         The effects of applying Statement 123 for providing pro forma disclosures are not indicative of future amounts until the new rules are applied to all outstanding, nonvested awards.

         Stock option activity under the two plans consisted of the following:


                                                                 WEIGHTED
                                                                  AVERAGE
                                                   NUMBER OF     EXERCISE
                                                    SHARES         PRICE
                                                  ------------  ------------
BALANCE DECEMBER 31, 1993                              95,000        $10.00
     Granted                                          193,000         12.38
                                                  ------------
BALANCE DECEMBER 31, 1994                             288,000         11.59
     Granted                                          260,000         16.37
     Exercised                                         (2,250)        11.32
     Forfeited                                         (1,000)        10.00
                                                  ------------
BALANCE DECEMBER 31, 1995                             544,750         13.88
     Granted                                          292,000         20.74
     Exercised                                         (3,250)        12.38
     Forfeited                                        (30,000)        15.75
                                                  ------------
BALANCE DECEMBER 31, 1996                             803,500        $16.31
                                                  ============  ============
OPTIONS EXERCISABLE AT DECEMBER 31, 1996              225,525        $12.73
                                                  ============  ============


         The weighted average fair value of options granted during the years 1996 and 1995 were $10.59 and $8.27 per share, respectively. The exercise price for the options outstanding as of December 31, 1996 ranged from $10.00 to $16.38 per share. At December 31, 1996 the weighted average remaining contractual life of the outstanding options is 8.4 years.

(9)      TAXES
         The provision for income taxes on income from continuing operations before income taxes in the Consolidated Statements of Operations includes the following:

                              YEAR ENDED DECEMBER 31
                      ----------------------------------------
                         1996          1995           1994
                      ------------  ------------   -----------
                                  (IN THOUSANDS)
CURRENT
       Federal        $     2,011   $     1,103    $      454
       State                  217           111           190
                      ------------  ------------   -----------
                            2,228         1,214           644
DEFERRED
       Federal              4,257           826         1,539
       State                   81           110           147
                      ------------  ------------   -----------
                            4,338           936         1,686
                      ------------  ------------   -----------
       TOTAL          $     6,566   $     2,150    $    2,330
                      ============  ============   ===========


         The effective tax rate for continuing operations differs from the U.S. federal statutory tax rate, as follows:


                                                          YEAR ENDED DECEMBER 31
                                                   -------------------------------------
                                                      1996         1995         1994
                                                   -----------   ----------   ----------
Statutory federal income tax rate                     35.0 %        34.0 %       34.0 %
Increases (reductions) in taxes resulting from:
    State income taxes, net of federal tax benefit     1.9           1.7          3.4
    Nonconventional fuel source tax credits           (5.9)        (10.0)          --
    Statutory depletion                                (.6)          (.3)        (2.3)
    Other, net                                         (.2)           .2           .7
                                                   -----------   ----------   ----------
Effective income tax rate for the year                30.2 %        25.6 %       35.8 %
                                                   ===========   ==========   ==========

         The effect of the federal rate change, which was not material, is included in "Other".

         Significant components of deferred income tax liabilities and assets are as follows:


                                                      DECEMBER 31
                                              -----------------------------
                                                  1996            1995
                                              -------------   -------------
                                                      (IN THOUSANDS)
Deferred income tax liabilities:
     Property and equipment,  net             $     16,195    $     10,891
     Other, net                                        762             155
                                              -------------   -------------
       Total deferred income tax liabilities        16,957          11,046
Deferred income tax assets:
     Accrued expenses                                2,293           1,984
     Inventories                                       360             212
     Net operating loss carryforwards                  667             966
     Tax credit carryforwards                        3,562           2,263
     Other, net                                        404             182
                                              -------------   -------------
       Total deferred income tax assets              7,286           5,607
                                              -------------   -------------
       Net deferred income tax liability      $      9,671    $      5,439
                                              =============   =============

     Long-term liability                      $     12,589    $      7,693
     Current asset                                  (2,918)         (2,254)
                                              -------------   -------------
       Net deferred income tax liability      $      9,671    $      5,439
                                              =============   =============

         At December 31, 1996, the Company had approximately $1,800,000 of net operating loss carryforwards available for federal income tax reporting purposes. Substantially all of the net operating loss carryforwards are limited as to their annual utilization as a result of prior ownership changes. The net operating loss carryforwards, if unused, will expire from 2002 to 2009. The Company has alternative minimum tax credit carryforwards of approximately $3,562,000 which have no expiration date.

         Included in "Franchise, property and other taxes" are property taxes associated with production activities of $203,000, $163,000 and $108,000 for the years 1996, 1995 and 1994, respectively.

(10)     PROFIT SHARING AND RETIREMENT PLANS
         The Company has a non-qualified profit sharing arrangement under which the Company contributes discretionary amounts determined by the compensation committee of its Board of Directors. Amounts are allocated to substantially all employees based on relative compensation. The Company contributed $1,256,600, $458,000 and $340,000 for the years 1996, 1995 and 1994, respectively, to the profit sharing plan of which one half was paid in cash and one half was paid in shares of the Company's common stock contributed into each eligible employee's 401(k) plan account. Additional discretionary bonuses are also made.

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary contributions which the Company matches $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense for 1996, 1995 and 1994 was $457,332, $372,213 and $286,446, respectively.

         The Company has non-qualified deferred compensation plans which permit certain key employees and directors to elect to defer a portion of their compensation.

(11)     COMMITMENTS AND CONTINGENCIES
         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

(12)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        YEAR ENDED DECEMBER 31
                                                                   ----------------------------------
                                                                     1996        1995        1994
                                                                   ----------  ----------  ----------
CASH PAID DURING THE YEAR FOR:                                              (IN THOUSANDS)
     Interest                                                      $   7,830   $   5,592   $   3,146
     Income taxes                                                      1,222       1,296          90
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of assets in exchange for long-term liabilities   $      --   $   8,460   $     527
     Debentures converted to common stock                              1,250          --          --
     Acquisition of assets in exchange for common stock                   --          --         388
     Sale of assets in exchange for note receivable                       --          --         689

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The preferred stock is redeemable at $100 per share plus unpaid dividends. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1996 and 1995 balance sheets:


                                                       1996                        1995
                                            ---------------------------  --------------------------
                                             CARRYING         FAIR        CARRYING        FAIR
                                              AMOUNT          VALUE        AMOUNT         VALUE
                                            ------------   ------------  ------------  ------------
                                                                (IN THOUSANDS)
Assets
      Amounts receivable                    $     5,659    $     6,976   $     6,764   $     8,440
Liabilities
      Senior notes                               35,000         34,500        35,000        35,200
      Convertible subordinated debentures         5,550          7,024         6,800         7,117


         The fair value of the amounts receivable is based on the discounted expected future cash flows. The fair value of the senior notes is based on rates available at year-end for similar instruments. The fair value of the convertible subordinated debentures at December 31, 1996 is based on the conversion rate of $20.15 and valuing the common shares at the December 31, 1996 closing stock price of $25.50. The fair value of the convertible subordinated debentures at December 31, 1995 is based on rates available for similar instruments.

(14)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES
         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS No. 69.

                                           YEAR ENDED DECEMBER 31
                                    ----------------------------------------
                                       1996          1995          1994
                                    -----------   -----------   ------------
                                              (IN THOUSANDS)
    Acquisition costs
     Proved properties              $    4,275    $   79,464    $    20,274
     Unproved properties                 2,320         4,705          1,744
    Developmental costs                 30,750        19,906          9,142
    Exploratory costs                    6,131         4,968          2,130


PROVED  OIL AND GAS RESERVES (UNAUDITED)
         The Company's proved developed and proved undeveloped reserves are all located within the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

         The estimates of proved developed reserves have been reviewed by independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the three years ended December 31, 1996:


                                         OIL              GAS
                                        (BBL)            (MCF)
                                    --------------   --------------

DECEMBER 31, 1993                    3,532,879        94,264,949
Extensions and discoveries             242,365         8,554,382
Purchase of reserves in place          222,981        26,876,534
Sales of reserves in place             (11,178)       (1,022,027)
Revisions of previous estimates        622,462         3,880,633
Production                            (496,039)       (9,562,862)
                                    ----------      ------------
DECEMBER 31, 1994                    4,113,470       122,991,609
Extensions and discoveries             229,957        22,287,564
Purchase of reserves in place        2,197,414       111,360,991
Sale of reserves in place              (28,693)         (278,013)
Revisions of previous estimates        326,771              (419)
Production                            (555,913)      (16,961,424)
                                    ----------      ------------
DECEMBER 31, 1995                    6,283,006       239,400,308
Extensions and discoveries             387,414        38,079,620
Purchase of reserves in place          336,279         8,182,402
Sale of reserves in place               (7,664)         (250,021)
Revisions of previous estimates      1,108,538        28,601,277
Production                            (718,667)      (25,410,233)
                                    ----------      ------------
DECEMBER 31, 1996                    7,388,906       288,603,353
                                    ==========      ============
PROVED DEVELOPED RESERVES
December 31, 1994                    3,714,671       101,355,451
                                    ==========      ============
December 31, 1995                    5,592,579       206,998,924
                                    ==========      ============
December 31, 1996                    6,410,344       225,693,651
                                    ==========      ============


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

         _ Future revenues were based on year-end oil and gas prices. Future price changes were included only to the extent provided by existing contractual agreements.

         _     Production and development costs were computed using year-end costs assuming no change in present economic conditions.
         _     Future net cash flows were discounted at an annual rate of 10%.
         _     Future income taxes were computed using the approximate
               statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:

                                                                  DECEMBER 31
                                                ------------------------------------------------
                                                    1996             1995             1994
                                                --------------   --------------   --------------
                                                                (IN THOUSANDS)
Estimated future cash inflows (outflows)
     Revenues from the sale of oil and gas      $   1,087,997    $     679,286    $     395,610
     Production and development costs                (419,504)        (293,601)        (165,766)
                                                --------------   --------------   --------------
Future net cash flows before income taxes             668,493          385,685          229,844
Future income taxes                                  (185,768)         (80,715)         (54,762)
                                                --------------   --------------   --------------
Future net cash flows                                 482,725          304,970          175,082
10% timing discount                                  (223,496)        (134,053)         (85,228)
                                                --------------   --------------   --------------
Standardized measure of discounted
     future net cash flows                      $     259,229    $     170,917    $      89,854
                                                ==============   ==============   ==============


         The principal sources of changes in the standardized measure of future net cash flows are as follows:


                                                          YEAR ENDED DECEMBER 31
                                              ------------------------------------------------
                                                  1996            1995             1994
                                              --------------  --------------  ----------------
                                                              (IN THOUSANDS)
Beginning of year                             $     170,917   $      89,854   $        71,086
Sale of oil and gas, net of
   production costs                                 (58,023)        (32,874)          (23,287)
Extensions and discoveries, less
   related estimated future
   development and production costs                  60,738          24,441            14,317
Purchase of reserves in place less
   estimated future production costs                 10,694         104,270            20,715
Sale of reserves in place less
   estimated future production costs                   (191)           (329)             (635)
Revisions of previous quantity estimates             38,204           1,129             4,972
Net changes in prices and production costs           83,530          (4,723)               94
Change in income taxes                              (55,494)        (17,756)           (8,852)
Accretion of 10% timing discount                     21,425          11,647             8,944
Changes in production rates (timing)
   and other                                        (12,571)         (4,742)            2,500
                                              --------------  --------------  ----------------
End of year                                   $     259,229   $     170,917   $        89,854
                                              ==============  ==============  ================


(15)     INDUSTRY SEGMENT FINANCIAL INFORMATION
         The table below presents certain financial information regarding the Company's industry segments of its continuing operations. Intersegment sales are billed on an intercompany basis at prices for comparable third party goods and services.


                                   1996           1995           1994
                                ---------      ---------      ---------

REVENUES                                    (IN THOUSANDS)
--------
Oil and gas operations          $ 124,294      $  88,632      $  65,646
Oilfield sales and service         32,827         25,178         17,360
Intersegment sales                 (7,310)        (5,112)        (4,203)
                                ---------      ---------      ---------
                                $ 149,811      $ 108,698      $  78,803
                                =========      =========      =========
OPERATING INCOME
----------------
Oil and gas operations          $  24,756      $  12,444      $   9,104
Oilfield sales and service            963            673            350
                                ---------      ---------      ---------
                                $  25,719      $  13,117      $   9,454
                                =========      =========      =========
IDENTIFIABLE ASSETS
-------------------
Oil and gas operations          $ 281,761      $ 274,021      $ 132,538
Oilfield sales and service         20,492         20,348         12,408
                                ---------      ---------      ---------
                                $ 302,253      $ 294,369      $ 144,946
                                =========      =========      =========
DEPRECIATION, DEPLETION AND
---------------------------
      AMORTIZATION EXPENSE
      --------------------
Oil and gas operations          $  28,598      $  18,729      $  11,343
Oilfield sales and service          1,154            988            543
                                ---------      ---------      ---------
                                $  29,752      $  19,717      $  11,886
                                =========      =========      =========
CAPITAL EXPENDITURES
--------------------
Oil and gas operations          $  35,486      $ 129,219      $  33,956
Oilfield sales and service          1,240          4,735          3,391
                                ---------      ---------      ---------
                                $  36,726      $ 133,954      $  37,347
                                =========      =========      =========


         No customer exceeded 10% of consolidated revenue during the year ended December 31, 1996. One customer exceeded 10% of consolidated revenue during each of the years ended December 31, 1995 and 1994 which amounted to $11.1 million and $9.6 million, respectively.

(16)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         The results of operations for the four quarters of 1996 and 1995 are shown below.


                                          FIRST          SECOND         THIRD         FOURTH
                                       ------------    -----------   ------------   -----------
1996                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----
Sales and other operating revenues     $    38,359     $   32,542    $    36,571    $   42,339
Gross profit                                 7,965          7,087          7,270         8,966
Net income                                   3,425          3,402          3,186         4,742
Net income per common share                    .30            .30            .28           .42

1995
Sales and other operating revenues     $    20,872     $   22,063    $    30,566    $   35,197
Gross profit                                 3,250          3,865          5,178         5,288
Net income                                     739            916          1,155         2,311
Net income per common share                    .10            .12            .11           .20

         Income tax expense in the fourth quarter of 1995 was reduced by approximately $600,000 to record the reduction of the effective tax rate for the first nine months of 1995 as a result of the recognition of nonconventional fuel source tax credits.

(17)     DISCONTINUED OPERATIONS
         In September 1995, the Company announced plans to sell Engine Power Systems, Inc. ("EPS"), its wholly-owned subsidiary engaged in engine, parts and service sales. The Company was unable to identify an acceptable buyer for EPS. Since September 1995, a substantial portion of the workforce was eliminated and substantial assets were sold. The Company recognized an additional charge in 1996 to reduce the remaining assets to net realizable value. Net revenues generated by EPS were approximately $3.9 million in 1996, $4.2 million in 1995 and $3.7 million in 1994. The results of operations of EPS are presented as discontinued operations in the accompanying financial statements for all periods presented.


                                                           YEAR ENDED DECEMBER 31
                                                 -------------------------------------------
                                                      1996           1995          1994
                                                 --------------  ------------- -------------
                                                               (IN THOUSANDS)
Loss from operations of discontinued business    $        (180)  $       (760) $       (509)
Income tax benefit                                          63            268           172
                                                 --------------  ------------- -------------
                                                          (117)          (492)         (337)

Estimated loss on disposal                                (495)        (1,001)           --
Income tax benefit                                         173            354            --
                                                 --------------  ------------- -------------
                                                          (322)          (647)           --
                                                 --------------  ------------- -------------
LOSS FROM DISCONTINUED OPERATIONS                $        (439)  $     (1,139) $       (337)
                                                 ==============  ============= =============


(18)     SALE OF TAX CREDIT PROPERTIES
         In February and March 1996, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold in two separate transactions for approximately $750,000 and $100,000, respectively, in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately
11.7 Bcf and 3.4 Bcf, respectively, of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(19)     HEDGING ACTIVITIES
         As a result of certain 1995 acquisitions, the Company has several contracts to sell gas at indexed prices. In early 1996, the Company's Board of Directors approved a formal policy covering hedging with financial instruments. Significant provisions of this policy are that targets are pre-defined and transactions are pre-authorized by senior management; all transactions must meet the accounting definition of a hedge; basis risk must be hedged; leveraged transactions are prohibited and quarterly reports must be made to the Board of Directors on all open positions.

         The Company may, from time to time, partially hedge indexed contract price exposure by selling futures contracts on the NYMEX. During 1996, the Company incurred a net $258,000 pretax loss on its hedging activities due to rapidly rising gas prices during the year. At December 31, 1996, the Company did not have any open futures contracts.

         When market conditions are favorable, the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company had no such derivative financial instruments at December 31, 1996 or 1995.

                                  EXHIBIT INDEX
                                  -------------



                                                                    Location in
                                                                    Sequentially
       No.                           Description                   Numbered Copy
       ---                           -----------                   ------------

     3.1        Articles of Incorporation of the
                Company--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                S-4 (Registration No. 33-43209)

     3.2        Amended Articles of Incorporation to the
                Company-- incorporated by reference to Exhibit
                3.2 to the Company's Registration Statement on
                Form S-4 (Registration No. 33-43209)

     3.2(a) Amendment to Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit
                4 to the Company's Current Report on Form 8-K dated December 30, 1992

     3.3 Amended Code of Regulations of the Company-- incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4
                (Registration No. 33-43209)

     4.1 Amended and Restated Debenture Agreement between the Company and Petercam Securities--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

     4.2(a) Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Peake Operating Company, Bank One, Texas, National Association and NBD Bank, N.A. dated November 1993--incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

     4.2(b) First Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of August 1, 1994--incorporated by reference to
                Exhibit 4.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     4.2(c)     Second Amendment to Credit Agreement among the
                Company, The Canton Oil & Gas Company, Peake
                Energy, Inc., Ward Lake

                Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of March 29,
                1995--incorporated by reference to Exhibit 4.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     4.2(d) Third Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Ward Lake Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of May 25, 1995-- incorporated by reference to
                Exhibit 4.2(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     4.2(e) Fourth Amendment to Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Ward Lake Drilling, Inc., Bank One, Texas, National Association and NBD Bank, N.A., effective as of February 15, 1996--incorporated by reference to Exhibit 4.2(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     4.3 Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy Company-- incorporated by reference to Exhibit
                4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

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

     10.1 Amended and Restated Employment Agreement between the Company and Henry S. Belden IV--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

     10.2       Severance Agreement between the Company and Max
                L. Mardick--incorporated by reference to Exhibit
                10.2 to the

                Company's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1996

     10.3 Form of Severance Agreement between the Company and the following officers: Ronald E. Huff, Ronald L. Clements and Joseph M. Vitale--incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

     10.4 Form of Severance Agreement between the Company and the following officers and managerial personnel: Dennis D. Belden, James C. Ewing, Charles P. Faber, Tommy L. Knowles, Donald A. Rutishauser, L. H. Sawatsky, Leo A. Schrider and Dean A. Swift--incorporated by reference to
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

     10.5 Severance Pay Plan for Key Employees of Belden & Blake Corporation--incorporated by reference to
                Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

     10.6(a) Stock Option Plan of the Company--incorporated by reference to Exhibit 10.7 to the Company's
                Registration Statement on Form S-4 (Registration
                No. 33-43209)

     10.6(b) Stock Option Plan of the Company (as amended)-- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                (Registration No. 33-62785)


     10.7       Restricted Stock Grant Plan of The Canton Oil &
                Gas Company (formerly known as Belden & Blake
                Corporation)--incorporated by reference to
                Exhibit 10.8 to the Company's Registration
                Statement on Form S-4 (Registration No. 33-43209)

     10.8 Belden & Blake Corporation Non-employee Director Stock Option Plan--incorporated by reference to
                Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

     10.9 Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden &
                Blake Energy Company, Henry S. Belden IV, Belden
                & Blake International Limited and
                the Company--incorporated by reference to Exhibit
                2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

     10.10 Amended and Restated Gas Sales and Purchase Contract between Peake Energy, Inc. and Kaiser Aluminum & Chemical Corporation dated as of August 27, 1987-- incorporated by reference to
                Exhibit 10.11 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-60228)

     10.11(a) Stock Purchase Agreement dated January 3, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 10, 1995

     10.11(b) Agreement of Amendment dated January 16, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 10, 1995

     10.11(c) Second Agreement of Amendment dated February 10, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 10, 1995

     10.12 Asset Purchase Agreement dated July 26, 1995 among Quaker State Corporation, QSE&P, Inc. and the Company-- incorporated by reference to
                Exhibit 2 to the Company's Current Report on Form
                8-K dated August 9, 1995

     21*        Subsidiaries of the Registrant

     23*        Consent of Ernst & Young LLP

     27*        Financial Data Schedule


*Filed herewith