Form 10-K/A
period 1996-12-31
BELDEN & BLAKE CORP /OH/
filed 1997-04-29
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20100

                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE


           None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company consists of eight members divided into three classes serving staggered three-year terms expiring in successive years. The directors of the Company are listed below.



      Name                     Age                 Term as Director Expires
      ----                     ---                 ------------------------



Henry S. Belden IV            57                            1998
Paul R. Bishop                53                            1997
Theodore V. Boyd              54                            1999
Gary R. Petersen              50                            1997
David P. Quint                46                            1999
Raymond D. Saunders           70                            1999
George M. Smart               51                            1998
Joseph M. Vitale              55                            1998


         None of the directors or executive officers of the Company is related to any other director or executive officer, except for Henry S. Belden IV and Dennis D. Belden who are brothers. Information regarding the business experience of each director is summarized below.

         Henry S. Belden IV is Chairman of the Board and Chief Executive Officer of the Company. He has been Chairman and Chief Executive Officer of The Canton Oil & Gas Company, a wholly-owned subsidiary and predecessor of the Company, since 1982. Mr. Belden has been in the continuous employ of The Canton Oil & Gas Company since 1969 and, after serving in various operational and managerial capacities, including Supervisor of Exploration and Development, Production Superintendent and Assistant Treasurer, was named President in 1982. Prior to 1969, he was employed by Ashland Oil & Refining Co., Halliburton Services, Inc. and several well completion contractors. Mr. Belden began in the oil and gas business in 1955 as a roustabout for The Canton Oil & Gas Company and as a lease agent for independent oil and gas lease brokers and petroleum companies. Mr. Belden is a director of Phoenix Packaging Corporation and a member of the Society of Petroleum Engineers, the Interstate Oil Compact Commission and the Board of Trustees of the Ohio Oil & Gas Association. He is also a director and member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He has served as a director of the Company since 1991.

         Paul R. Bishop has been Chairman, President and Chief Executive Officer of H-P Products, Inc., a manufacturer of central vacuum systems and fabricated tubing and fittings, since 1977. He is a member of the Board of Directors of KeyBank National Association and The

Hawk Group of Companies, and currently serves on the Budget Committee of the United States Olympic Committee. Mr. Bishop has served as a director of the Company since 1994.

         Theodore V. Boyd has been Chairman of the Beaverkettle Company, a Canton, Ohio based broadcasting company, since November 1978. He is also a general partner of the Willmoll Development Company and a member of the District Marketing Board for KeyBank National Association. Mr. Boyd has served as a director of the Company since 1992.

         Gary R. Petersen is a co-founder and partner of EnCap Investments L.C., which serves as an institutional funds manager and a financial intermediary to the energy industry. Prior to establishing that firm in 1987, Mr. Petersen was Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group of Republic Bank Corporation in Houston, Texas. He is a director of Nuevo Energy Company and Equus II. He is also a member of the American Petroleum Institute, Independent Petroleum Association of America, The Petroleum Club of Houston and the Texas Mid-Continent Oil and Gas Association. Mr. Petersen has served as a director of the Company since 1992.

         David P. Quint is Managing Director of Rauscher Pierce & Clark, Inc., an investment banking firm headquartered in London, England. Until 1993, he was Senior Vice President International of the Company and had served as Vice President International of The Canton Oil & Gas Company, a wholly-owned subsidiary and predecessor of the Company, from 1982 to 1993, in which capacities he was principally responsible for marketing and structuring foreign investment in the Company and its predecessors. Mr. Quint has served as a director of the Company since 1992.

         Raymond D. Saunders served as Executive Vice President and director of Witco Corporation from 1986 until his retirement in 1991. First employed in 1947 by Continental Carbon Company, a Witco subsidiary, Mr. Saunders was named Corporate Vice President of Witco and General Manager of its International Division in 1964 and became Vice President and General Manager of its Kendall/Amalie Division in 1973. Mr. Saunders has served as a director of the Company since 1992.

         George M. Smart is President and Chairman of the Board of Phoenix Packaging Corporation, a manufacturer of easy-opening lids. From 1978 to 1993, he was President and Chief Executive Officer of Central States Can Company, and from 1989 to 1992, he was an Executive Vice President of Van Dorn Company, the parent company of Central States. He is also a director of the Ohio Edison Company and Commercial Intertech Corp. Mr. Smart has served as a director of the Company since 1992.

         Joseph M. Vitale is Senior Vice President Legal, General Counsel and Secretary of the Company. He has been Senior Vice President Legal of The Canton Oil & Gas Company since 1989 and has served as its General Counsel since 1974. Mr. Vitale has supervised all legal matters affecting The Canton Oil & Gas Company since joining the organization in 1972. He has been a director of the Company since 1991.

Item 11.  EXECUTIVE COMPENSATION

         The following table shows the annual and long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 1996, 1995 and 1994 of the Company's Chief Executive Officer and its other four most highly compensated executive officers.


                                  SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                                                         Compensation    All Other
                                       Annual Compensation                  Awards     Compensation(1)
                          -----------------------------------------      ------------  ---------------


                                                                           No. of
                                                            Other         Shares
Name and                                                    Annual       Underlying
Principal Position        Year      Salary        Bonus   Compensation  Options/SARs
------------------        ----      ------        -----    -----------   ---------
Henry S. Belden IV        1996     $322,038     $161,962         $0        40,000     $25,869(2)
Chairman of the Board     1995     $310,994     $145,765         $0        40,000     $18,720(2)
and Chief Executive       1994     $299,038      $39,720         $0        33,000     $15,165(2)
Officer

Max L. Mardick            1996     $236,731      $83,793         $0        25,000     $13,439
President and Chief       1995     $229,808      $72,445         $0        25,000      $7,042
Operating Officer         1994     $206,438      $28,421         $0        20,000      $9,419



Ronald E. Huff            1996     $166,462      $66,175         $0        20,000     $11,550
Senior Vice President     1995     $168,466      $32,706         $0        20,000      $8,016
and Chief Financial       1994     $157,354      $17,608         $0        15,000      $8,125
Officer


Joseph M. Vitale          1996     $162,069      $66,020         $0        20,000     $10,078
Senior Vice President     1995     $156,066      $52,810         $0        20,000      $8,768
Legal, General            1994     $150,577      $17,495         $0        15,000      $7,615
Counsel and Secretary

Ronald L. Clements        1996     $171,173      $66,303     $4,000        20,000     $11,342
Senior Vice President     1995     $161,373      $62,568     $5,000        20,000      $7,629
of Exploration and        1994     $151,731      $22,514     $5,000        15,000      $7,892
Production


(1) Represents contributions of cash and Common Stock to the Company's 401(k) Profit Sharing Plan for the account of the named executive officers.

(2) Includes $8,316, $7,641 and $5,422 as the portion of the total premium paid by the Company in 1996, 1995 and 1994, respectively, under a split-dollar insurance plan that is attributable to term life insurance coverage for Mr. Belden.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR




                                Individual Grants
-------------------------------------------------------------------------------------

                                          % of Total
                                         Options/SARs
                           Options/       Granted to
                             SARs        Employees in       Exercise or    Expiration      Grant Date
          Name            Granted(1)     Fiscal Year         Base Price       Date      Present Value(2)
          ----            ----------     -----------         ----------       ----      ----------------

Henry S. Belden IV          40,000            14.3%           $21.00        8/26/06         $428,800
Max L. Mardick              25,000             8.9             21.00        8/26/06          268,000
Ronald E. Huff              20,000             7.1             21.00        8/26/06          214,400
Joseph M. Vitale            20,000             7.1             21.00        8/26/06          214,400
Ronald L. Clements          20,000             7.1             21.00        8/26/06          214,400

(1) Options granted are exercisable starting 12 months after the date of grant, with 25% of the shares covered thereby becoming exercisable at that time and an additional 25% becoming exercisable on each successive anniversary date. The options were granted for a term of ten years, subject to earlier termination on cessation of employment.

(2) This is a hypothetical valuation using the Black-Scholes valuation method. The Company's use of this model should not be considered as an endorsement of its accuracy at valuing options. All stock option valuation methods, including the Black-Scholes model, require a prediction about the future movement of the stock price. Since all options are granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant, no value will be realized if there is no appreciation in the market price of the stock.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE



                                                                              Value of Unexercised
                                              Number of Unexercised                In-the Money
                                              Options/SARs at FY-End        Options/SARs at FY-End (1)
                                              ----------------------        --------------------------
                       Shares
                      Acquired       Value
     Name            on Exercise   Realized  Exercisable  Unexercisable   Exercisable    Unexercisable
     ----            -----------   --------  -----------  -------------   -----------    -------------

Henry S. Belden IV        -0-         -0-        52,750        95,250       $714,688       $805,938
Max L. Mardick            -0-         -0-        31,250        58,750        420,781        492,344
Ronald E. Huff            -0-         -0-        23,750        46,250        318,438        383,438
Joseph M. Vitale          -0-         -0-        23,750        46,250        318,438        383,438
Ronald L. Clements        -0-         -0-        12,500        42,500        144,065        325,312


(1) Values are calculated as the difference between the exercise price of the options and the market value of the Company's Common Stock as of December 31, 1996.

Compensation of Directors
-------------------------

         Directors who are not officers or employees of the Company receive an annual retainer of $20,000 plus $1,000 per Board and Committee meeting attended.

         Under the Company's Non-Employee Director Stock Option Plan, stock options for 2,000 shares are granted to non-employee directors following each annual meeting of shareholders until the Plan expires in 2002. All non-employee directors participate in the Plan on a non-discretionary basis. A maximum of 120,000 shares have been reserved for issuance under the Plan. The per share exercise price of each option granted under the Plan will be 100% of the fair market value of a share of Common Stock on the date such option is granted.

Employment and Severance Agreements
-----------------------------------

         The Company has an employment contract with Henry S. Belden IV which provides for the continuation of his employment as Chairman and Chief Executive Officer at an annual salary of $322,500 (subject to increase from time to time by the Board of Directors) for a term of five years. The term is automatically extended for an additional one-year period at the end of each full year of his employment until he attains age 65, unless terminated by either party, in which event the contract will terminate upon the earlier of the expiration of the five-year term then in effect or his attaining age 65. The obligations of the Company thereunder will terminate upon the death or total and permanent disability of Mr. Belden or upon the termination of his employment for "cause" (as defined therein). If the Board of Directors fails to re-elect him to the offices of Chairman and Chief Executive Officer at any time during the term of his employment, or if there is a substantial and adverse change in the conditions or place of his employment or a significant reduction in compensation or benefits in excess of such reductions applicable to senior executives of the Company generally or if there is a "change in control" (as defined therein), Mr. Belden may elect to terminate his employment and receive a lump sum payment equal to five times his total compensation during the immediately preceding calendar year, plus an amount sufficient to cover any excise tax imposed by
Section 4999 of the Internal Revenue Code (the "Code") in the event of a change in control.

         The Company has severance agreements with Messrs. Mardick, Huff, Vitale and Clements which entitle each of them to receive a lump sum severance payment equal to 300% of the sum of (i) his respective annual base salary at the highest rate in effect for any period prior to his employment termination plus (ii) his highest annual bonus and incentive compensation during the three-year period preceding a change in control, in the event of the termination of his employment by the Company other than for "cause" (as defined therein) or his resignation in response to a substantial reduction in responsibilities, authority, position, compensation or location of his place of work (and, in the case of Mr. Mardick, his resignation in response to a change in control) within three years following a change in control. In addition, each of them would be entitled to receive an additional payment sufficient to cover any excise tax imposed by Section 4999 of the Code on the severance payments or other payment considered "contingent on a change in ownership or control" of the Company within the meaning of Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         During 1996, the Compensation Committee of the Board of Directors consisted of George M. Smart, Raymond D. Saunders and Gary R. Petersen, all of whom are outside directors.

         Henry S. Belden IV, the Chairman of and Chief Executive Officer of the Company, is a director of Phoenix Packaging Corporation of which Mr. Smart is President and Chief Executive Officer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The following table sets forth information as of February 28, 1997 with respect to each person known to the Company to be beneficial owners of more than five percent of any class of the Company's outstanding voting securities.



Title of Class               Name and Address               Number of Shares          Percent of Class
--------------               ----------------               ----------------          ----------------


Common Stock                 Henry S. Belden IV             857,774(1)                    7.46%
                             5200 Stoneham Road
                             North Canton, Ohio


Common Stock                 Fidelity Management            728,900(2)                    6.30%
                             & Research Company
                             82 Devonshire Street
                             Boston, Massachusetts


Class II Serial              Witco Corporation               24,000(3)                    100%
Preferred Stock              520 Madison Avenue
                             New York, New York


(1) Includes 61,500 shares subject to options exercisable within 60 days. Mr. Belden has sole voting and investment power with respect to the shares listed.

(2) Has sole investment power but no voting power with respect to the shares listed.

(3)   All these shares were redeemed by the Company as of March 31, 1997.

         The following table sets forth information as of February 28, 1997 with respect to the shares of Common Stock of the Company beneficially owned by each director, the chief executive officer and the four other most highly compensated executive officers and all directors and executive officers as a group.


                     Name              Number of Shares(1)(2)  Percent of Class
                     ----              ----------------------  ----------------


Henry S. Belden IV                              857,774             7.46%
Paul R. Bishop                                    2,080                *
Theodore V. Boyd                                  5,035                *
Ronald E. Huff                                   42,437                *
Max L. Mardick                                   57,213(3)             *
Gary R. Petersen                                  4,980                *
David P. Quint                                    5,000                *
Raymond D. Saunders                               4,808(3)             *
George M. Smart                                   6,720                *
Ronald L. Clements                               25,955                *
Joseph M. Vitale                                 37,585(3)             *
All of the above and other executive          1,128,946             9.82%
officers as a group (19 persons)

----------------------
*Less than 1%

(1) Each person has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(2) Includes shares subject to options exercisable within 60 days by Mr. Belden as to 61,500 shares, Mr. Mardick as to 36,250 shares, Mr. Huff as to 27,500 shares, Mr. Vitale as to 27,500 shares, Mr. Clements as to 12,500 shares, Messrs. Boyd, Petersen, Saunders and Smart as to 3,980 shares and Mr. Bishop as to 1,980 shares.

(3) Includes shares owned by the wives and/or children of Mr. Mardick as to 9,163 shares, Mr. Saunders as to 828 shares and Mr. Vitale as to 18 shares and as to which each disclaims beneficial ownership.

Changes in Control
------------------

         On March 27, 1997, the Company and TPG Partners II, L.P. ("TPG"), an affiliate of Texas Pacific Group, a private investment partnership, entered into a merger agreement under which TPG would acquire control of the Company. Under the terms of the agreement, the Company will become a subsidiary of TPG which will pay $27 a share in cash for all outstanding shares of Common Stock plus an additional amount to redeem certain options held by directors and employees.

         The transaction is subject to the satisfaction of certain conditions, including shareholder and regulatory approval.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996, the Company's revenue from sales of crude oil to Witco Corporation ("Witco") and associated transportation and loading fees totaled $8,845,543. The price at which such crude oil is sold is determined under oil supply agreements between the Company and Witco and is equal to the higher of Witco's per barrel posted price or the average of the per barrel prices posted by certain other crude oil purchasers. Witco was the owner of 24,000 shares of Class II Serial Preferred Stock of the Company, constituting all the outstanding shares of that class, until March 31, 1997 when those shares were redeemed by the Company at a price of $100 per share. The price paid by the Company was the redemption price specified by the terms of the Class II Serial Preferred Stock.

Signatures
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BELDEN & BLAKE CORPORATION
                                          (Registrant)



Date: April 28, 1997                      By: /s/ Ronald E. Huff
                                             ------------------------------
                                                Ronald E. Huff,
                                                Senior Vice President and
                                                Chief Financial Officer