Form 10-Q
period 1997-03-31
BELDEN & BLAKE CORP /OH/
filed 1997-05-08
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to _________________

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

                                 (330) 499-1660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                            [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of April 25, 1997                                   11,268,879

                           BELDEN & BLAKE CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                   Page
                                                                                                   ----

PART I      Financial Information:
------

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of March 31, 1997 and                            1
                      December 31, 1996

                     Consolidated Statements of Operations for the three                             3
                      months ended March 31, 1997 and 1996

                     Consolidated Statements of Shareholders' Equity for the                         4
                      three months ended March 31, 1997 and the years ended
                      December 31, 1996 and 1995

                     Consolidated Statements of Cash Flows for the three                             5
                      months ended March 31, 1997 and 1996

                     Notes to Consolidated Financial Statements                                      6

            Item 2.  Management's Discussion and Analysis of Financial Condition                     7
                      and Results of Operations


PART II  Other Information
-------

                  Item 6.  Exhibits and Reports on Form 8-K                                         11

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    MARCH 31,         DECEMBER 31,
                                                                      1997                1996
                                                                 ================   ================
                                                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $         5,714    $         8,606
     Accounts receivable, net                                             30,726             33,523
     Inventories                                                           9,500              9,397
     Deferred income taxes                                                 3,147              2,918
     Other current assets                                                  3,113              2,280
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      52,200             56,724

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  274,524            266,521
     Gas gathering systems                                                26,048             26,045
     Land, buildings, machinery and equipment                             31,860             31,578
                                                                 ----------------   ----------------
                                                                         332,432            324,144
     Less accumulated depreciation, depletion
       and amortization                                                   93,827             86,808
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              238,605            237,336

OTHER ASSETS                                                              10,115              9,703
                                                                 ----------------   ----------------
                                                                 $       300,920    $       303,763
                                                                 ================   ================

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,         DECEMBER 31,
                                                                      1997                1996
                                                                 ================   ================
                                                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $         8,691    $         9,421
     Accrued expenses                                                     21,759             20,990
     Current portion of long-term liabilities                              4,147              4,203
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 34,597             34,614

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        51,203             59,216
     Senior notes                                                         31,111             31,111
     Convertible subordinated debentures                                   5,550              5,550
     Other                                                                 1,714              1,765
                                                                 ----------------   ----------------
                                                                          89,578             97,642

DEFERRED INCOME TAXES                                                     14,458             12,589

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 50,000,000 shares; issued
       and outstanding 11,268,879 and 11,231,865 shares                    1,127              1,123
     Preferred stock without par value; $100 stated value
       per share; authorized 8,000,000 shares;
       issued and outstanding -0- and 24,000 shares                           --              2,400
     Paid in capital                                                     128,981            128,035
     Retained earnings                                                    32,197             27,395
     Unearned portion of restricted stock                                    (18)               (35)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' EQUITY                               162,287            158,918
                                                                 ----------------   ----------------
                                                                 $       300,920    $       303,763
                                                                 ================   ================

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                    -------------------------------------
                                                         1997                 1996
                                                    ----------------     ----------------

REVENUES
     Oil and gas sales                              $        22,863      $        19,678
     Gas marketing and gathering                             12,304               13,201
     Oilfield sales and service                               6,379                5,480
     Interest and other                                         768                  634
                                                    ----------------     ----------------
                                                             42,314               38,993
EXPENSES
     Production expense                                       4,760                4,081
     Production taxes                                           878                  794
     Cost of gas and gathering expense                       10,836               11,186
     Oilfield sales and service                               5,964                5,040
     Exploration expense                                      1,879                1,525
     General and administrative expense                       1,056                  969
     Interest expense                                         1,702                2,011
     Depreciation, depletion and amortization                 7,505                7,568
     Franchise, property and other taxes                        445                  450
                                                    ----------------     ----------------
                                                             35,025               33,624
                                                    ----------------     ----------------
INCOME BEFORE INCOME TAXES                                    7,289                5,369
     Provision for income taxes                               2,442                1,944
                                                    ----------------     ----------------
NET INCOME                                          $         4,847      $         3,425
                                                    ================     ================

NET INCOME PER COMMON SHARE                         $          0.43      $          0.30
                                                    ================     ================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                      11,264               11,161
                                                    ================     ================


See accompanying notes.

                           BELDEN & BLAKE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                          UNEARNED
                              COMMON      COMMON    PREFERRED     PAID IN     RETAINED   RESTRICTED
                              SHARES      STOCK       STOCK       CAPITAL     EARNINGS      STOCK        TOTAL
                              ========  =========== ===========  ==========  =========== ===========  ============

JANUARY 1, 1995                 7,085   $      709  $    2,400   $  70,379   $    7,879  $     (225)  $    81,142

Stock issued                    4,028          403                  55,264                                 55,667
Net income                                                                        5,121                     5,121
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised             2           --                      25                                     25
Employee stock bonus               22            2                     251                                    253
Restricted stock                                                       144                      119           263
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995              11,137        1,114       2,400     126,063       12,820        (106)      142,291

Net income                                                                       14,755                    14,755
Preferred stock dividend                                                           (180)                     (180)
Stock options exercised and
     related tax benefit            3           --                      47                                     47
Employee stock bonus               26            3                     418                                    421
Restricted stock activity           4           --                     263                       71           334
Conversion of debentures           62            6                   1,244                                  1,250
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996              11,232        1,123       2,400     128,035       27,395         (35)      158,918

Net income                                                                        4,847                     4,847
Preferred stock redeemed                                (2,400)                                            (2,400)
Preferred stock dividend                                                            (45)                      (45)
Stock options exercised and
     related tax benefit            1           --                      19                                     19
Employee stock bonus               36            4                     926                                    930
Restricted stock activity                                                1                       17            18
------------------------------------------------------------------------------------------------------------------
MARCH 31, 1997 (UNAUDITED)     11,269   $    1,127  $       --   $ 128,981   $   32,197  $      (18)  $   162,287
==================================================================================================================






See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31
                                                                        --------------------------------------
                                                                             1997                  1996
                                                                        ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $         4,847      $          3,425
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                   7,505                 7,568
       Loss (gain) on disposal of property and equipment                            294                   (63)
       Deferred income taxes                                                      1,640                 1,232
       Deferred compensation and stock grants                                       962                   471
       Change in operating assets and liabilities:
          Accounts receivable and other operating assets                          1,464                (6,117)
          Inventories                                                              (103)                 (553)
          Accounts payable and accrued expenses                                      39                  (510)
                                                                        ----------------     -----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            16,648                 5,453

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from property and equipment disposals                                    51                 1,080
   Additions to property and equipment                                           (8,715)               (3,931)
   Increase in other assets                                                        (315)                 (452)
                                                                        ----------------     -----------------
            NET CASH USED IN INVESTING ACTIVITIES                                (8,979)               (3,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt                      3,000                 3,105
   Repayment of long-term debt and other obligations                            (11,131)               (7,123)
   Preferred stock redeemed                                                      (2,400)                   --
   Preferred stock dividends                                                        (45)                  (45)
   Proceeds from sale of common stock and stock options                              15                    --
                                                                        ----------------     -----------------
            NET CASH USED IN FINANCING ACTIVITIES                               (10,561)               (4,063)
                                                                        ----------------     -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,892)               (1,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  8,606                12,322
                                                                        ----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         5,714      $         10,409
                                                                        ================     =================

CASH PAID DURING THE PERIOD FOR:
   Interest                                                             $         2,244      $          1,989
   Income taxes                                                                     271                   193

See accompanying notes.

                           BELDEN & BLAKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

MARCH 31, 1997
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)      MERGER

         On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), an affiliate of Texas Pacific Group, a private investment partnership, in which TPG will acquire the Company in an all-cash transaction.

         Under the terms of the agreement, the Company will become a subsidiary of TPG which will pay $27 a share for all common shares outstanding plus an additional amount to redeem certain options held by directors and employees.

         The Board of Directors of Belden & Blake Corporation unanimously approved the merger agreement following approval of the transaction's terms by a special committee of outside directors. The transaction requires shareholder and regulatory approval.

(3)      SHAREHOLDERS' EQUITY

         On December 31, 1992, the Company issued 24,000 shares of Class II Serial Preferred Stock with a stated value of $100 per share. In preference to shares of common stock, each share was entitled to cumulative cash dividends of $7.50 per year, payable quarterly. The Preferred Stock was subject to redemption at $100 per share at any time by the Company and was convertible into common stock, at the holder's election, at any time after five years from the date of issuance at a conversion price of $15.00 per common share. Holders of the Preferred Stock were entitled to one vote per preferred share. On March 31, 1997, the Company redeemed all of the outstanding preferred stock for aggregate consideration of $2.4 million.

(4)      EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This Statement will not materially change earnings per share as reported for the quarter ended March 31, 1997.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS

         OIL AND GAS SALES. Oil and gas sales increased $3.2 million (16%) in the first quarter of 1997 compared to the same period of 1996 due to a higher average price paid for the Company's oil and gas and an increase in oil volume sold.

         Oil volumes increased 16,000 Bbls (barrels) (9%) from 171,000 Bbls in the first quarter of 1996 to 187,000 Bbls in the first quarter of 1997 resulting in an increase in oil sales of approximately $280,000. Natural gas volumes in the first quarter of 1997 were consistent with the first quarter of 1996. The oil volume increase was primarily due to production from wells drilled in 1996 and production from properties acquired in 1996.

         The average price paid for the Company's oil increased from $17.74 per barrel in the first quarter of 1996 to $20.54 per barrel in the first quarter of 1997 which increased oil sales by approximately $520,000. The average price paid for the Company's natural gas increased $.37 per Mcf (thousand cubic feet) to $2.96 per Mcf in the first quarter of 1997 compared to the first quarter of 1996 which increased gas sales in the first quarter of 1997 by approximately $2.4 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue decreased $897,000 (7%) from $13.2 million in the first quarter of 1996 to $12.3 million in the first quarter of 1997 due to a decrease in the volume of natural gas purchased from third parties and resold partially offset by an increase in the average selling price of natural gas.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $899,000 (16%) from $5.5 million in the first quarter of 1996 to $6.4 million in the first quarter of 1997. This increase was primarily due to increased third party oilfield sales revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $134,000 (21%) from $634,000 in the first quarter of 1996 to $768,000 in the first quarter of 1997 primarily due to income from incentive production payments associated with certain properties operated by Ward Lake received for the full period in 1997.

         PRODUCTION EXPENSE. Production expense increased $679,000 (17%) from $4.1 million in the first quarter of 1996 to $4.8 million in the first quarter of 1997. The average production cost increased from $.55 per Mcfe (equivalent Mcf of natural gas) in the first quarter of 1996 to $.63 per Mcfe in the first quarter of 1997. These increases were primarily due to lower expenses in the first quarter of 1996 due to severe weather in Michigan and a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense.

         PRODUCTION TAXES. Production taxes increased $84,000 (11%) from $794,000 in the first quarter of 1996 to $878,000 in the first quarter of 1997.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense decreased $350,000 (3%) from $11.2 million in the first quarter of 1996 to $10.8 million the first quarter of 1997 due to a decrease in the volume of gas purchased partially offset by an increase in the cost of gas.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $924,000 (18%) from $5.0 million in the first quarter of 1996 to $6.0 million in the first quarter of 1997 primarily as a result of the increased cost of goods sold associated with increased sales described above.

         EXPLORATION EXPENSE. Exploration expense increased $354,000 (23%) from $1.5 million in the first quarter of 1996 to $1.9 million in the first quarter of 1997 primarily due to higher levels of geological, geophysical and leasing activity and $75,000 in dry hole expense in the first quarter of 1997.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $87,000 (9%) from $969,000 in the first quarter of 1996 to $1.1 million in the first quarter of 1997 primarily due to an increase in estimated profit sharing and bonuses for 1997.

         INTEREST EXPENSE. Interest expense decreased $309,000 (15%) from $2.0 million in the first quarter of 1996 to $1.7 million in the first quarter of 1997. This decrease was primarily due to lower average debt balances as the Company used its excess cash flow to reduce its bank debt from $67 million at December 31, 1995 to $51 million at March 31, 1997.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization decreased by $63,000 (1%) from $7.6 million in the first quarter of 1996 to $7.5 million in the first quarter of 1997. Depletion expense decreased $189,000 (3%) from $6.0 million in the first quarter of 1996 to $5.8 million in the first quarter of 1997. Production volumes on a Mcfe basis in the first quarter of 1997 were consistent with volumes in the first quarter of 1996. Depletion per Mcfe decreased from $.80 per Mcfe in the first quarter of 1996 to $.77 per Mcfe in the first quarter of 1997.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $1.9 million (36%) from $5.4 million in the first quarter of 1996 to $7.3 million in the first quarter of 1997. The operating income from the oil and gas operations segment increased $1.5 million (23%) from $6.7 million in the first quarter of 1996 to $8.2 million in the first quarter of 1997. The increase was attributable to the items discussed above. The operating income from the oilfield sales and service segment decreased $31,000 from $93,000 in the first quarter of 1996 to $62,000 in the first quarter of 1997.

         NET INCOME. Net income increased $1.4 million (42%) from $3.4 million in the first quarter of 1996 to $4.8 million in the first quarter of 1997. This increase in net income was primarily the result of the items discussed above. Provision for income taxes increased $498,000 (26%) from $1.9 million in the first quarter of 1996 to $2.4 million in the first quarter of 1997. This increase was attributable to an increase in income before income taxes partially offset by a decrease in the effective tax rate. Net income on a per share basis increased from $.30 per share in the first quarter of 1996 to $.43 per share in the first quarter of 1997. This increase was primarily the result of the factors discussed above.

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

         The Company's current ratio at March 31, 1997 was 1.51 to 1.00. During the first quarter of 1997, working capital decreased $4.5 million from $22.1 million to $17.6 million. The decrease was primarily due to a decrease in accounts receivable ($2.8 million) and a decrease in cash ($2.9 million). The Company's operating activities provided cash flow of $16.6 million during the first quarter of 1997.

         On May 25, 1995, the Company's bank group amended its revolving bank facility. The facility was increased to $200 million and the maturity date was extended to March 31, 1999. The borrowing base is calculated by the bank group and is based on the cash flows generated by the Company's proved developed reserves, gas gathering systems and other corporate assets. Generally, the Company can expect to have the borrowing base increased by at least 50% of the present value before income taxes (discounted at 10% per annum) of any proved developed reserves added through acquisition or drilling. At March 31, 1997 the borrowing base was $70 million. The Company believes that its reserves at March 31, 1997 could provide a borrowing base in excess of $115 million.

         On February 16, 1996, the Company's bank group further amended its revolving bank facility. The maturity date was extended to March 31, 2001 and the LIBOR interest rate option was modified to decrease from LIBOR + 2% to a range of LIBOR + 1-1/4% to LIBOR + 3/4% as outstanding balances decrease in relation to the borrowing base.

         Outstanding balances under the agreement incurred interest at the Company's choice of either: (i) the one, two or three-month LIBOR + 1.25% (7.06% for the three-month LIBOR interest rate option at March 31, 1997) or (2) the bank's prime rate (8.50% at March 31, 1997). At March 31, 1997, the Company had $51 million outstanding under this facility.

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
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------

         On March 31, 1997, the Company redeemed all of the outstanding Class II Series A preferred stock for $2.4 million in cash.

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures will occur as of June 10, 1997, unless the holders of the debentures elect to convert them to common stock of the Company.

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

--------------------------------------------------------------------------------

PART II  Other information

                  Item 6, Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           (11) Computation of Earnings Per Common and Common Equivalent Shares

                           (27)     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On April 21, 1997, the Company filed a Current Report on Form 8-K dated April 15, 1997 relating to the proposed merger with a subsidiary of TPG Partners II, L.P.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BELDEN & BLAKE CORPORATION

Date:    May 1, 1997                 By:  /S/ Henry S. Belden, IV
      ---------------------------         --------------------------------------
                                          Henry S. Belden, IV,
                                          Director, Chairman, and Chief
                                          Executive Officer

Date:    May 1, 1997                 By:  /S/ Ronald E. Huff
      ---------------------------         --------------------------------------
                                          Ronald E. Huff, Senior Vice
                                          President and Chief Financial Officer