Form 10-Q
period 1997-06-30
BELDEN & BLAKE CORP /OH/
filed 1997-08-15
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to ________________________

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

                                                           [X]  Yes    [   ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of August 12, 1997                                     10,000,000

                           BELDEN & BLAKE CORPORATION

                                      INDEX

--------------------------------------------------------------------------------



                                                                                           Page
                                                                                           ----
PART I       Financial Information:

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of June 30, 1997 and                     1
                      December 31, 1996

                      Consolidated Statements of Operations for the three and                 3
                      six months ended June 30, 1997 and 1996

                      Consolidated Statements of Shareholders' Equity for the                 4
                      six months ended June 30, 1997 and the years ended
                      December 31, 1996 and 1995

                      Consolidated Statements of Cash Flows for the six                       5
                      months ended June 30, 1997 and 1996

                      Notes to Consolidated Financial Statements                              6

             Item 2.  Management's Discussion and Analysis of Financial Condition             9
                      and Results of Operations


PART II  Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders                    15

             Item 6.  Exhibits and Reports on Form 8-K                                       15

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      SUCCESSOR      PREDECESSOR
                                                       COMPANY         COMPANY
                                                      ----------     ----------
                                                       JUNE 30,      DECEMBER 31,
                                                         1997           1996
                                                      ----------     ----------
                                                     (UNAUDITED)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                         $   17,322     $    8,606
    Accounts receivable, net                              28,846         33,523
    Inventories                                            9,286          9,397
    Deferred income taxes                                  2,739          2,918
    Other current assets                                   5,643          2,280
                                                      ----------     ----------
          TOTAL CURRENT ASSETS                            63,836         56,724

  PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)   462,115        266,521
    Gas gathering systems                                 18,813         26,045
    Land, buildings, machinery and equipment              25,255         31,578
                                                      ----------     ----------
                                                         506,183        324,144
    Less accumulated depreciation, depletion
     and amortization                                       --           86,808
                                                      ----------     ----------
          PROPERTY AND EQUIPMENT, NET                    506,183        237,336

  OTHER ASSETS                                            29,743          9,703
                                                      ----------     ----------
                                                      $  599,762     $  303,763
                                                      ==========     ==========

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.



                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                 SUCCESSOR    PREDECESSOR
                                                                  COMPANY       COMPANY
                                                                ----------     ----------
                                                                  JUNE 30,     DECEMBER 31,
                                                                   1997           1996
                                                                ----------     ----------
                                                                (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $    9,690     $    9,421
  Accrued expenses                                                  31,894         20,990
  Current portion of long-term liabilities                           1,413          4,203
                                                                ----------     ----------
        TOTAL CURRENT LIABILITIES                                   42,997         34,614

LONG-TERM LIABILITIES
  Bank and other long-term debt                                    104,335         59,216
  Senior notes                                                        --           31,111
  Senior subordinated notes                                        225,000           --
  Convertible subordinated debentures                                 --            5,550
  Other                                                              4,788          1,765
                                                                ----------     ----------
                                                                   334,123         97,642

DEFERRED INCOME TAXES                                              114,412         12,589

SHAREHOLDERS' EQUITY
  Common stock without par value; $.10 stated value
   per share; authorized 58,000,000  and 50,000,000 shares;
   issued and outstanding 10,000,000 and 11,231,865 shares           1,000          1,123
  Preferred stock without par value; $100 stated value
   per share; authorized -0- and 8,000,000 shares;
   issued and outstanding -0- and 24,000 shares                       --            2,400
  Paid in capital                                                  107,230        128,035
  Retained earnings                                                   --           27,395
  Unearned portion of restricted stock                                --              (35)
                                                                ----------     ----------
        TOTAL SHAREHOLDERS' EQUITY                                 108,230        158,918
                                                                ----------     ----------
                                                                $  599,762     $  303,763
                                                                ==========     ==========

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)





                                                                     PREDECESSOR COMPANY
                                                 ----------------------------------------------------
                                                         THREE MONTHS                SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                     1997         1996           1997          1996
                                                 ----------    ----------    ----------    ----------

REVENUES
  Oil and gas sales                              $   18,728    $   18,512    $   41,591    $   38,190
  Gas marketing and gathering                         9,353         8,588        21,657        21,789
  Oilfield sales and service                          8,286         5,442        14,665        10,922
  Interest and other                                    716         1,108         1,484         1,741
                                                 ----------    ----------    ----------    ----------
                                                     37,083        33,650        79,397        72,642
EXPENSES
  Production expense                                  5,398         4,297        10,158         8,378
  Production taxes                                      769           717         1,647         1,511
  Cost of gas and gathering expense                   7,504         6,804        18,340        17,990
  Oilfield sales and service                          7,972         4,986        13,936        10,026
  Exploration expense                                 2,501         1,334         4,380         2,859
  General and administrative expense                  1,389         1,147         2,445         2,115
  Depreciation, depletion and amortization            7,861         7,133        15,366        14,701
  Franchise, property and other taxes                   463           432           908           882
                                                 ----------    ----------    ----------    ----------
                                                     33,857        26,850        67,180        58,462
                                                 ----------    ----------    ----------    ----------

OPERATING INCOME                                      3,226         6,800        12,217        14,180

  Interest expense                                    2,013         1,813         3,715         3,824
  Transaction related expenses                       16,758                      16,758
                                                 ----------    ----------    ----------    ----------
                                                     18,771         1,813        20,473         3,824
                                                 ----------    ----------    ----------    ----------

(LOSS) INCOME BEFORE INCOME TAXES                   (15,545)        4,987        (8,256)       10,356
  (Benefit) provision for income taxes                 (825)        1,585         1,617         3,529
                                                 ----------    ----------    ----------    ----------
NET (LOSS) INCOME                                $  (14,720)   $    3,402    $   (9,873)   $    6,827
                                                 ==========    ==========    ==========    ==========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           UNEARNED
                                         COMMON    COMMON  PREFERRED   PAID IN  RETAINED  RESTRICTED
                                         SHARES    STOCK     STOCK     CAPITAL   EARNINGS   STOCK    TOTAL
                                         ------   -------   -------   --------   --------  -------  -------
PREDECESSOR COMPANY:
JANUARY 1, 1995                            7,085  $   709  $ 2,400  $  70,379  $   7,879  $(225)  $  81,142

Stock issued                               4,028      403              55,264                        55,667
Net income                                                                         5,121              5,121
Preferred stock dividend                                                            (180)              (180)
Stock options exercised                        2       --                  25                            25
Employee stock bonus                          22        2                 251                           253
Restricted stock                                                          144               119         263
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995                         11,137    1,114    2,400    126,063     12,820   (106)    142,291

Net income                                                                        14,755             14,755
Preferred stock dividend                                                            (180)              (180)
Stock options exercised and
  related tax benefit                          3      --                   47                            47
Employee stock bonus                          26        3                 418                           421
Restricted stock activity                      4      --                  263                71         334
Conversion of debentures                      62        6               1,244                         1,250
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                         11,232    1,123    2,400    128,035     27,395    (35)    158,918

Net loss                                                                          (9,873)            (9,873)
Preferred stock redeemed                                    (2,400)                                  (2,400)
Preferred stock dividend                                                             (45)               (45)
Subordinated debentures
  converted to common stock                  275       27               5,523                         5,550
Stock options exercised and surrendered
  and related tax benefit                      1      --                1,596                         1,596
Employee stock bonus                          36        4                 926                           930
Restricted stock activity                                                  17                35          52
-----------------------------------------------------------------------------------------------------------
JUNE 30, 1997 (UNAUDITED)                 11,544  $ 1,154  $   --   $ 136,097  $  17,477  $ --    $ 154,728
-----------------------------------------------------------------------------------------------------------
SUCCESSOR COMPANY:
Redemption of common stock               (11,544)  (1,154)           (136,097)   (17,477)          (154,728)
Sale of common stock to TPG               10,000    1,000             107,230                       108,230
-----------------------------------------------------------------------------------------------------------
JUNE 30, 1997 (UNAUDITED)                 10,000  $ 1,000  $   --   $ 107,230  $     --   $ --    $ 108,230
===========================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                  PREDECESSOR COMPANY
                                                               ---------------------------
                                                                SIX MONTHS ENDED JUNE 30
                                                               ---------------------------
                                                                   1997           1996
                                                               -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                             $    (9,873)   $      6,827
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                         15,366          14,701
   Transaction related expenses                                     15,903              --
   Loss (gain) on disposal of property and equipment                   356              (8)
   Deferred income taxes                                             3,125           2,145
   Deferred compensation and stock grants                            1,756             682
   Change in operating assets and liabilities, net of
    effects of purchases of businesses:
     Accounts receivable and other operating assets                  1,237          (1,092)
     Inventories                                                       112            (225)
     Accounts payable and accrued expenses                           4,800            (966)
                                                               -----------    ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     32,782          22,064

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired                    (9,263)           (254)
 Proceeds from property and equipment disposals                        704           2,059
 Additions to property and equipment                               (18,419)        (11,368)
 Increase in other assets                                           (9,496)           (501)
                                                               -----------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                        (36,474)        (10,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and long-term debt          46,000           7,105
 Proceeds from new credit agreement                                104,000              --
 Proceeds from senior subordinated notes                           225,000              --
 Repayment of long-term debt and other obligations                (140,325)        (18,768)
 Payment to shareholders & optionholders                          (203,934)             --
 Transaction related expenses                                      (15,903)             --
 Preferred stock redeemed                                           (2,400)             --
 Preferred stock dividends                                             (45)            (90)
 Proceeds from sale of common stock and stock options                   15              --
                                                               -----------    ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           12,408         (11,753)
                                                               -----------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            8,716             247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,606          12,322
                                                               -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    17,322    $     12,569
                                                               ===========    ============

CASH PAID DURING THE PERIOD FOR:
 Interest                                                      $     4,153    $      4,241
 Income taxes                                                          288             951
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Debentures converted to stock                                       5,550              --
 Acquisition of assets in exchange for long-term obligations           792              --

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

JUNE 30, 1997
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)      MERGER
         On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), an affiliate of Texas Pacific Group, a private investment partnership, in which TPG acquired the Company in an all-cash transaction valued at $485 million. Under the terms of the agreement, the Company became a subsidiary of TPG which paid $27 per share for all common shares outstanding plus an additional amount to redeem certain options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997. The results of operations for the periods ended June 30, 1997 reflect the historical results of the predecessor company including the recognition of transaction related expenses which were paid by the predecessor company. The June 30, 1997 balance sheet reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed by the successor company and is not comparable to the balance sheet as of December 31, 1996. A vertical black line is shown to separate the financial statements of the predecessor and successor companies.

         Following are unaudited pro forma results of operations as if the transaction occurred at the beginning of 1996:

                                                      Six months ended June 30, 1997
                                                  ----------------------------------------
                                                          1997                1996
                                                  -------------------  -------------------
Total revenues                                     $    79,397          $     72,642
Net loss from continuing operations                     (8,598)              (22,696)


         The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the merger had been consummated at the beginning of 1996 and is not intended to be a projection of future results or trends.

         In connection with the merger, the Company entered into a Transaction Advisory Agreement with TPG pursuant to which TPG received a cash financial advisory fee of $5.0 million for services as financial advisor in connection with the merger. TPG also will be entitled to receive fees of up to 1.5% of the transaction value for each subsequent transaction entered into by the successor company. These fees are included in the $16.8 million of transaction related expenses.

         Certain former officers have entered into non-competition agreements with the Company dated March 27, 1997, which became effective contemporaneously with consummation of the merger. These agreements have a term of 36 months and a total value of $3 million. The obligation for these agreements is in the June 30, 1997 balance sheet.

         Certain executives of the predecessor company have agreed that they would not exercise or surrender certain stock options having an aggregate value of $1.8 million, based on the intrinsic value of the options (the difference between the exercise price of the options and a purchase price of $27 per share). New stock options of the successor company were issued to these individuals based on the intrinsic value of the predecessor company's options. The $1.8 million aggregate value has been reflected as additional purchase price.

(3)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                     June 30,   December 31,
                                                       1997        1996
                                                     --------    --------
              New credit agreement                   $104,000    $   --
              Revolving line of credit                   --        59,000
              Senior Notes                               --        35,000
              Senior subordinated notes               225,000        --
              Convertible subordinated debentures        --         5,550
              Other                                       335         246
                                                     --------    --------
                                                      329,335      99,796
              Less current portion                        134       3,918
                                                     --------    --------
              Long-term debt                         $329,201    $ 95,878
                                                     ========    ========


         On June 27, 1997, the Company completed a private placement (pursuant to Rule 144A) of $225 million of 9 7/8% Senior Subordinated Notes, Series A, which mature on June 15, 2007. The notes were issued under an indenture which provides interest will be payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The notes are subordinate to the new credit facility.

         The notes are redeemable in whole or in part at the option of the Company, at any time on or after June 15, 2002, at the redemption prices set forth below plus, in each case, accrued and unpaid interest, if any, thereon.


                  YEAR                                                PERCENTAGE
                  ----                                                ----------
                  2002............................................      104.938%
                  2003............................................      103.292%
                  2004............................................      101.646%
                  2005 and thereafter.............................      100.000%

         Prior to June 15, 2000, the Company may, at its option, on any one or more occasions, redeem up to 40% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of the principal amount, plus accrued and unpaid interest, if any, on the redemption date, with all or a portion of net proceeds of public sales of common stock of the Company; provided that at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within 60 days of the date of the closing of the related sale of common stock of the Company.

         Upon a "change in control" in the Company, as defined in the 9 7/8% Notes Indenture, the note holders may require, at their election, that the Company repurchase all or a portion of the notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon.

         The indenture under which the subordinated notes were issued contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens, and engage in mergers and consolidations.

         On June 27, 1997, the Company entered into a revolving credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The new credit agreement is a senior revolving credit facility. The initial borrowing base has been set at $180 million. The borrowing base, which will be the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the Engineering Committee of the Bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG; to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The new credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.1875% at June 30, 1997.

         The new credit agreement contains a number of covenants that , among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the new credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         As disclosed in the accompanying notes to consolidated financial statements, on March 27, 1997 the Company entered into a merger agreement with TPG Partners II, L.P. ("TPG") which resulted in all of the Company's common stock being acquired by TPG on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the merger is considered effective June 30, 1997 and the operations of the company prior to July 1, 1997 are classified as predecessor company operations. The consolidated balance sheet at June 30, 1997 reflects the application of purchase accounting to measure the Company's assets and liabilities at fair value and is not comparable to the historical balance sheet as of December 31, 1996. Also, debt incurred to finance the acquisition and related transaction costs are reflected in the June 30, 1997 financial statements. A vertical black line is shown in the financial statements to separate the financial position and results of operations of the predecessor and successor companies.

         The merger with TPG resulted in the Company becoming highly leveraged and incurring costs associated with the merger of $16.8 million which have been expensed in 1997 second quarter results. The allocation of the purchase price to the June 30, 1997 consolidated balance sheet resulted in a significant increase to assets and liabilities which will result in materially higher future charges for depreciation, depletion and amortization and interest.

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1997 AND 1996 COMPARED

         OIL AND GAS SALES. Oil and gas sales in the second quarter of 1997 were consistent with the same period of 1996 due to an increase in oil and gas volumes sold offset by lower average prices paid for the Company's oil and gas.

         Oil volumes increased 8,000 Bbls (barrels) (4%) from 186,000 Bbls in the second quarter of 1996 to 194,000 Bbls in the second quarter of 1997 resulting in an increase in oil sales of approximately $160,000. Gas volumes increased 0.4 Bcf (billion cubic feet) (6%) from 5.9 Bcf in the second quarter of 1996 to 6.3 Bcf in the second quarter of 1997 resulting in an increase in gas sales of approximately $940,000. These volume increases were primarily due to production from properties acquired and wells drilled in 1996 and 1997.

         The average price paid for the Company's oil decreased from $20.33 per barrel in the second quarter of 1996 to $17.72 per barrel in the second quarter of 1997 which decreased oil sales by approximately $505,000. The average price paid for the Company's natural gas decreased $.06 per Mcf (thousand cubic feet) to $2.42 per Mcf in the second quarter of 1997 compared to the second quarter of 1996 which decreased gas sales in the second quarter of 1997 by approximately $380,000.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $765,000 (9%) from $8.6 million in the second quarter of 1996 to $9.4 million in the second quarter of 1997 due to an increase in the volume of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $2.9 million (52%) from $5.4 million in the second quarter of 1996 to $8.3 million in the second quarter of 1997. This increase was primarily due to increased third party oilfield sales revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $392,000 (35%) from $1.1 million in the second quarter of 1996 to $716,000 in the second quarter of 1997. The net change resulted from a decrease in various miscellaneous income items.

         PRODUCTION EXPENSE. Production expense increased $1.1 million (26%) from $4.3 million in the second quarter of 1996 to $5.4 million in the second quarter of 1997. The average production cost increased from $.61 per Mcfe (equivalent Mcf of natural gas) in the second quarter of 1996 to $.72 per Mcfe in the second quarter of 1997. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs coupled with a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense.

         PRODUCTION TAXES. Production taxes increased $52,000 (7%) from $717,000 in the second quarter of 1996 to $769,000 in the second quarter of 1997. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased $700,000 (10%) from $6.8 million in the second quarter of 1996 to $7.5 million in the second quarter of 1997 due to an increase in volumes of gas purchased from third parties.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $3.0 million (60%) from $5.0 million in the second quarter of 1996 to $8.0 million in the second quarter of 1997 primarily as a result of the increased cost of goods sold associated with the increased sales described above.

         EXPLORATION EXPENSE. Exploration expense increased $1.2 million (88%) from $1.3 million in the second quarter of 1996 to $2.5 million in the second quarter of 1997 primarily due to $845,000 in dry hole expense in the second quarter of 1997 and higher levels of geological, geophysical and leasing activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $242,000 (21%) from $1.1 million in the second quarter of 1996 to $1.4 million in the second quarter of 1997 primarily due to an increase in employee health insurance costs.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $728,000 (10%) from $7.1 million in the second quarter of 1996 to $7.9 million in the second quarter of 1997. Depletion expense increased $681,000 (13%) from $5.4 million in the second quarter of 1996 to $6.1 million in the second quarter of 1997. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.77 per Mcfe in the second quarter of 1996 to $.81 per Mcfe in the second quarter of 1997. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         OPERATING INCOME. Operating income decreased $3.6 million (53%) from $6.8 million in the second quarter of 1996 to $3.2 million in the second quarter of 1997. The operating income from the oil and gas operations segment decreased $3.0 million (53%) from $5.6 million in the second quarter of 1996 to $2.6 million in the second quarter of 1997. The decrease was attributable to the items discussed above. The operating loss from the oilfield sales and service segment increased $193,000 from operating income of $101,000 in the second quarter of 1996 to an operating loss of $92,000 in the second quarter of 1997.

         INTEREST EXPENSE. Interest expense increased $200,000 (11%) from $1.8 million in the second quarter of 1996 to $2.0 million in the second quarter of 1997. This increase was due to higher average debt balances incurred to finance the 1996 acquisitions and new debt associated with the merger.

         TRANSACTION RELATED EXPENSES. Transaction related expenses were $16.8 million in the second quarter of 1997 reflecting costs paid by the predecessor company.

         NET (LOSS) INCOME. Net income decreased $18.1 million from net income of $3.4 million in the second quarter of 1996 to a net loss of $14.7 million in the second quarter of 1997. This decrease was primarily the result of transaction related expenses and the other items discussed above. The provision for income taxes decreased from $1.6 million expense in the second quarter of 1996 to a $825,000 benefit in the second quarter of 1997. This decrease in the provision for income taxes was primarily due to the decrease in income before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction related expenses in the second quarter of 1997.

RESULTS OF OPERATIONS - SIX MONTHS OF 1997 AND 1996 COMPARED

         OIL AND GAS SALES. Oil and gas sales increased $3.4 million (9%) in the first six months of 1997 compared to the same period of 1996 due to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil and gas.

         Oil volumes increased 24,000 Bbls (7%) from 357,000 Bbls in the first six months of 1996 to 381,000 Bbls in the first six months of 1997 resulting in an increase in oil sales of approximately $450,000. Gas volumes increased 0.4 Bcf (3%) from 12.3 Bcf in the first six months of 1996 to 12.7 Bcf in the first six months of 1997 resulting in an increase in gas sales of approximately $1.0 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1996 and 1997.

         The average price paid for the Company's oil increased from $19.09 per barrel in the first six months of 1996 to $19.11 per barrel in the first six months of 1997. The average price paid for the Company's natural gas increased $.15 per Mcf to $2.69 per Mcf in the first six months of 1997 compared to the first six months of 1996 which increased gas sales in the first six months of 1997 by approximately $1.9 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue in the first six months of 1997 was consistent compared to the same period in 1996 .

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $3.8 million (34%) from $10.9 million in the first six months of 1996 to $14.7 million in the first six months of 1997. This increase was primarily due to increased third party oilfield sales revenue.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $257,000 (15%) from $1.7 million in the first six months of 1996 to $1.5 million in the first six months of 1997. The net change resulted from a decrease in various miscellaneous income items.

         PRODUCTION EXPENSE. Production expense increased $1.8 million (21%) from $8.4 million in the first six months of 1996 to $10.2 million in the first six months of 1997. The average production cost increased from $.58 per Mcfe (equivalent Mcf of natural gas) in the first six months of 1996 to $.68 per

Mcfe in the first six months of 1997. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs coupled with a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense.

         PRODUCTION TAXES. Production taxes increased $136,000 (9%) from $1.5 million in the first six months of 1996 to $1.6 million in the first six months of 1997. This increase was primarily due to the increased production volumes discussed above.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the first six months of 1997 was consistent compared to the same period in 1996.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $3.9 million (39%) from $10.0 million in the first six months of 1996 to $13.9 million in the first six months of 1997 primarily as a result of the increased cost of goods sold associated with the increased sales described above.

         EXPLORATION EXPENSE. Exploration expense increased $1.5 million (53%) from $2.9 million in the first six months of 1996 to $4.4 million in the first six months of 1997 primarily due to $920,000 in dry hole expense in the first six months of 1997, higher levels of geological, geophysical and leasing activity and increases in the size of the technical staff in conjunction with increased drilling activity.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $330,000 (16%) from $2.1 million in the first six months of 1996 to $2.4 million in the first six months of 1997 primarily due to an increase in employee health insurance costs.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $665,000 (5%) from $14.7 million in the first six months of 1996 to $15.4 million in the first six months of 1997. Depletion expense increased $492,000 (4%) from $11.4 million in the first six months of 1996 to $11.9 million in the first six months of 1997. This increase was primarily due to the increased production volumes described above. Depletion per Mcfe increased from $.78 per Mcfe in the first six months of 1996 to $.79 per Mcfe in the first six months of 1997.

         OPERATING INCOME. Operating income decreased $2.0 million (14%) from $14.2 million in the first six months of 1996 to $12.2 million in the first six months of 1997. The operating income from the oil and gas operations segment decreased $1.4 million (12%) from $12.2 million in the first six months of 1996 to $10.8 million in the first six months of 1997. The decrease was attributable to the items discussed above. The operating loss from the oilfield sales and service segment increased $230,000 from operating income of $194,000 in the first six months of 1996 to an operating loss of $36,000 in the first six months of 1997.

         INTEREST EXPENSE. Interest expense in the first six months of 1997 was consistent compared to the same period in 1996.

         TRANSACTION RELATED EXPENSES. Transaction related expenses were $16.8 million in the first six months of 1997 reflecting costs paid by the predecessor company.

         NET (LOSS) INCOME. Net income decreased $16.7 million from net income of $6.8 million in the first six months of 1996 to a net loss of $9.9 million in the first six months of 1997. This decrease was primarily the result of transaction related expenses and the other items discussed above. The provision for income taxes decreased from $3.5 million in the first six months of 1996 to $1.6 million in the first six months of 1997. This decrease is due to the decrease in income or loss before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction related expenses in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at June 30 , 1997 was 1.48 to 1.00. During the first six months of 1997, working capital decreased $1.3 million from $22.1 million to $20.8 million. The decrease was primarily due to an increase in accounts payable and accrued expense ($11.2 million) reflecting the accrual of $9.1 million of costs related to the merger with TPG. The Company's operating activities provided cash flows of $32.8 million during the first six months of 1997.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed, subject to compliance with the Borrowing Base, to provide the Company with Revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The initial Borrowing Base has been set at $180 million. The Borrowing Base, is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semi-annual adjustment. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG; to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The New Credit Agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.1875% at June 30, 1997.

         The new credit agreement contains a number of covenants that , among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the new credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios.

         The Company issued $225 million 9.875% Senior Subordinated Notes on June 27, 1997. These notes mature June 15, 2007. Interest will be payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997.

         The notes are general unsecured obligations of the Company and are subordinated in right of payment to senior debt. Except as otherwise described below, the notes are not redeemable prior to June 15, 2002. Thereafter, the notes are subject to redemption at the option of the Company at specific redemption prices. Prior to June 15, 2000, the Company may, at its option, on any one or more occasions, redeem up to 40% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of the principal amount, plus accrued and unpaid interest, if any on the redemption date, with all or a portion of net proceeds of public sales of common stock of the Company; provided that at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within 60 days of the date of the closing of the related sale of common stock of the Company. Prior to June 15, 2002, the notes may be redeemed as a whole at the option of the Company upon the occurrence of a change of control.

         Upon a "change in control" in the Company, as defined in the 9 7/8% Notes Indenture, the note holders may require, at their election, that the Company repurchase all or a portion of the notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon.

         The Indenture under which the senior subordinated notes were issued contains certain covenants that limits the ability of the Company and its subsidiaries to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens, and engage in mergers and consolidations.

         On March 31, 1997, the Company redeemed all of the outstanding Class II Series A preferred stock for $2.4 million in cash.

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures occurred June 10, 1997 when holders of the debentures elected to convert them into 275,425 shares of common stock in the Company.

         On June 25, 1997, the Company redeemed $35 million of 7% fixed-rate senior notes.

         On June 27, 1997, the Company repaid all outstanding amounts due under the then existing revolving bank facility in the amount of $94.0 million.

         The Company currently expects to spend approximately $33 million during 1997 on its drilling activities and approximately $7 million for other capital expenditures. The Company's acquisition program is expected to be financed with available cash flow and with its available revolving credit line.

         The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities. The Company intends to finance such activities principally through its available cash flow and through additional borrowings under its New Credit Agreement.

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

--------------------------------------------------------------------------------
PART II  Other information

         Item 4. Submission of Matters to a Vote of Security Holders

                 At a special shareholders meeting held June 19, 1997 the shareholders approved the adoption of the Agreement and Plan of Merger between the Company, TPG Partners II L.P. and BB Merger Corp. There were 9,434,606 votes for adoption, 17,270 votes against the adoption or withheld, 38,828 abstentions, and 1,522,953 broker non-votes.

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

--------------------------------------------------------------------------------

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BELDEN & BLAKE CORPORATION

Date:    August 14, 1997                 By: /S/ Ronald L. Clements
     ------------------------------          -------------------------------
                                             Ronald L. Clements, Director
                                             and Chief Executive Officer

Date:    August 14, 1997                 By: /S/ Ronald E. Huff
     ------------------------------          -------------------------------
                                             Ronald E. Huff, Director, President
                                             and Chief Financial Officer