Form 10-Q
period 1997-09-30
BELDEN & BLAKE CORP /OH/
filed 1997-11-05
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________to
_____________________________

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

                                                                 [X] Yes  [ ] No

Number of common shares of Belden & Blake Corporation
Outstanding as of October 31, 1997
                                                                      10,000,000

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                                                  Page
                                                                                                  ----

PART I   Financial Information:
------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997 and                          1
                  December 31, 1996

                  Consolidated Statements of Operations for the Successor                           3
                  Company three months ended September 30, 1997 and the Predecessor
                  Company six months ended June 30, 1997 and three and nine months ended
                  September 30, 1996

                  Consolidated Statements of Shareholders' Equity for the                           4
                  Successor Company three months ended September 30,
                  1997 and Predecessor Company six months ended June
                  30, 1997 and the years ended December 31, 1996 and
                  1995

                  Consolidated Statements of Cash Flows for the Successor Company                   5
                  three months ended September 30, 1997 and the Predecessor
                  Company six months ended June 30, 1997 and nine months ended
                  September 30, 1996

                  Notes to Consolidated Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition                      10
                  and Results of Operations


PART II  Other Information
------
         Item 6.  Exhibits and Reports on Form 8-K                                                 17

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                SUCCESSOR     |    PREDECESSOR
                                                                                 COMPANY      |      COMPANY
                                                                             ================ | =================
                                                                              SEPTEMBER 30,   |    DECEMBER 31,
                                                                                  1997        |        1996
                                                                             ================ | ================
                                                                               (UNAUDITED)    |
                                                                                              |
ASSETS                                                                                        |
                                                                                              |
CURRENT ASSETS                                                                                |
     Cash and cash equivalents                                                 $       6,879  |   $       8,606
     Accounts receivable, net                                                         32,496  |          33,523
     Inventories                                                                       8,550  |           9,397
     Deferred income taxes                                                             2,739  |           2,918
     Other current assets                                                              5,128  |           2,280
                                                                             ---------------- | ----------------
                TOTAL CURRENT ASSETS                                                  55,792  |          56,724
                                                                                              |
PROPERTY AND EQUIPMENT, AT COST                                                               |
     Oil and gas properties (successful efforts method)                              470,804  |         266,521
     Gas gathering systems                                                            19,119  |          26,045
     Land, buildings, machinery and equipment                                         25,809  |          31,578
                                                                             ---------------- | ----------------
                                                                                     515,732  |         324,144
     Less accumulated depreciation, depletion                                                 |
       and amortization                                                               14,518  |          86,808
                                                                             ---------------- | ----------------
                PROPERTY AND EQUIPMENT, NET                                          501,214  |         237,336
                                                                                              |
OTHER ASSETS                                                                          31,487  |           9,703
                                                                             ---------------- | ----------------
                                                                               $     588,493  |   $     303,763
                                                                             ================ | ================

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

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                SUCCESSOR     |    PREDECESSOR
                                                                                 COMPANY      |      COMPANY
                                                                             ================ |  =================
                                                                              SEPTEMBER 30,   |    DECEMBER 31,
                                                                                  1997        |        1996
                                                                             ================ |  ================
                                                                               (UNAUDITED)    |
                                                                                              |
LIABILITIES AND SHAREHOLDERS' EQUITY                                                          |
                                                                                              |
CURRENT LIABILITIES                                                                           |
     Accounts payable                                                          $       9,105  |   $       9,421
     Accrued expenses                                                                 30,679  |          20,990
     Current portion of long-term liabilities                                          1,348  |           4,203
                                                                             ---------------- | ----------------
                TOTAL CURRENT LIABILITIES                                             41,132  |          34,614
                                                                                              |
LONG-TERM LIABILITIES                                                                         |
     Bank and other long-term debt                                                   104,314  |          59,216
     Senior notes                                                                         --  |          31,111
     Senior subordinated notes                                                       225,000  |              --
     Convertible subordinated debentures                                                  --  |           5,550
     Other                                                                             4,308  |           1,765
                                                                             ---------------- | ----------------
                                                                                     333,622  |          97,642
                                                                                              |
DEFERRED INCOME TAXES                                                                111,319  |          12,589
                                                                                              |
SHAREHOLDERS' EQUITY                                                                          |
     Predecessor common stock without par value; $.10 stated                                  |
       value per share; authorized 50,000,000 shares;                                         |
       issued and outstanding 11,231,865 shares                                               |           1,123
     Successor common stock without par value; $.10 stated                                    |
       value per share; authorized 58,000,000  shares;                                        |
       issued and outstanding 10,000,000 shares                                        1,000  |
     Predecessor preferred stock without par value; $100 stated                               |
       value per share; authorized 8,000,000 shares;                                          |
       issued and outstanding 24,000 shares                                                   |           2,400
     Paid in capital                                                                 107,230  |         128,035
     Retained (deficit) earnings                                                      (5,810) |          27,395
     Unearned portion of restricted stock                                                 --  |             (35)
                                                                             ---------------- | ----------------
                TOTAL SHAREHOLDERS' EQUITY                                           102,420  |         158,918
                                                                             ---------------- | ----------------
                                                                               $     588,493  |   $     303,763
                                                                             ================ | ================

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

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                SUCCESSOR     |  PREDECESSOR       SUCCESSOR    |            PREDECESSOR
                                                 COMPANY      |    COMPANY          COMPANY     |              COMPANY
                                            ----------------- | --------------  ----------------| --------------------------------
                                              THREE MONTHS    | THREE MONTHS     THREE MONTHS   |    SIX MONTHS       NINE MONTHS
                                                  ENDED       |     ENDED             ENDED     |        ENDED            ENDED
                                              SEPTEMBER 30,   | SEPTEMBER 30,     SEPTEMBER 30, |      JUNE 30,       SEPTEMBER 30,
                                                  1997        |     1996              1997      |        1997             1996
                                            ================= | ===============  ===============| =============== ================
                                                              |                                 |
REVENUES                                                      |                                 |
   Oil and gas sales                          $      19,770   |  $    19,075      $       19,770|   $      41,591   $       57,265
   Gas marketing and gathering                       10,613   |        9,835              10,613|          21,657           31,624
   Oilfield sales and service                         7,999   |        7,661               7,999|          14,665           18,583
   Interest and other                                   736   |          814                 736|           1,484            2,555
                                            ----------------  |--------------    ---------------| --------------- ----------------
                                                     39,118   |       37,385              39,118|          79,397          110,027
EXPENSES                                                      |                                 |
   Production expense                                 5,255   |        4,655               5,255|          10,158           13,033
   Production taxes                                     801   |          748                 801|           1,647            2,259
   Cost of gas and gathering expense                  8,929   |        8,155               8,929|          18,340           26,145
   Oilfield sales and service                         6,989   |        6,759               6,989|          13,936           16,785
   Exploration expense                                1,925   |        1,548               1,925|           4,380            4,407
   General and administrative expense                   820   |          944                 820|           2,445            3,059
   Depreciation, depletion and amortization          15,619   |        7,240              15,619|          15,366           21,941
   Franchise, property and other taxes                  443   |          446                 443|             908            1,328
                                            ----------------  |--------------    ---------------| --------------- ----------------
                                                     40,781   |       30,495              40,781|          67,180           88,957
                                            ----------------  |--------------    ---------------| --------------- ----------------
OPERATING (LOSS) INCOME                              (1,663)  |        6,890             (1,663)|          12,217           21,070
                                                              |                                 |
   Interest expense                                   7,552   |        1,763               7,552|           3,715            5,587
   Transaction related expenses                               |                                 |          16,758
                                            ----------------  |--------------    ---------------| --------------- ----------------
                                                      7,552   |        1,763               7,552|          20,473            5,587
                                            ----------------  |--------------    ---------------| --------------- ----------------
(LOSS) INCOME FROM CONTINUING                                 |                                 |
   OPERATIONS BEFORE INCOME TAXES                    (9,215)  |        5,127             (9,215)|          (8,256)         15,483
   (Benefit) provision for income taxes              (3,405)  |        1,502             (3,405)|           1,617           5,031
                                            ----------------  |--------------   ----------------|----------------- ----------------
(LOSS) INCOME FROM                                            |                                 |
   CONTINUING OPERATIONS                             (5,810)  |        3,625             (5,810)|          (9,873)         10,452
LOSS FROM DISCONTINUED OPERATIONS                        --   |         (439)                 --|              --            (439)
                                            ----------------  |--------------    ---------------| --------------- ----------------
NET (LOSS) INCOME                             $      (5,810)  |  $     3,186     $       (5,810)|  $       (9,873)  $       10,013
                                            ================  | ==============   ===============| =============== ================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               SUCCESSOR            PREDECESSOR
                                          =====================  ===================
                                           COMMON    COMMON       COMMON    COMMON     PREFERRED     PAID IN
                                           SHARES     STOCK       SHARES     STOCK       STOCK       CAPITAL
                                          ========= ===========  ========  =========   ==========  ============
PREDECESSOR COMPANY:
JANUARY 1, 1995                                 --  $       --     7,085   $      709   $   2,400   $    70,379

Stock issued                                                       4,028          403                    55,264
Net income
Preferred stock dividend
Stock options exercised                                                2           --                        25
Employee stock bonus                                                  22            2                       251
Restricted stock                                                                                            144
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995                               --          --    11,137        1,114       2,400       126,063

Net income
Preferred stock dividend
Stock options exercised and
   related tax benefit                                                 3           --                        47
Employee stock bonus                                                  26            3                       418
Restricted stock activity                                              4           --                       263
Conversion of debentures                                              62            6                     1,244
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                               --          --    11,232        1,123       2,400       128,035

Net loss
Preferred stock redeemed                                                                   (2,400)
Preferred stock dividend
Subordinated debentures
   converted to common stock                                         275           27                     5,523
Stock options exercised and surrendered
   and related tax benefit                                             1           --                     1,596
Employee stock bonus                                                  36            4                       926
Restricted stock activity                                                                                    17
----------------------------------------------------------------------------------------------------------------
JUNE 30, 1997 (UNAUDITED)                       --  $       --    11,544   $    1,154          --   $   136,097
----------------------------------------------------------------------------------------------------------------

SUCCESSOR COMPANY:
Redemption of common stock                                       (11,544)      (1,154)                 (136,097)
Sale of common stock to TPG                 10,000       1,000                                          107,230
Net loss
----------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997 (UNAUDITED)              10,000  $    1,000        --   $       --   $      --   $   107,230
================================================================================================================


                                                       UNEARNED
                                          RETAINED    RESTRICTED
                                          EARNINGS       STOCK         TOTAL
                                          ==========  =========== =============
PREDECESSOR COMPANY:
JANUARY 1, 1995                            $   7,879   $     (225) $     81,142

Stock issued                                                             55,667
Net income                                     5,121                      5,121
Preferred stock dividend                        (180)                      (180)
Stock options exercised                                                      25
Employee stock bonus                                                        253
Restricted stock                                              119           263
--------------------------------------------------------------------------------
DECEMBER 31, 1995                             12,820         (106)      142,291

Net income                                    14,755                     14,755
Preferred stock dividend                        (180)                      (180)
Stock options exercised and
   related tax benefit                                                       47
Employee stock bonus                                                        421
Restricted stock activity                                      71           334
Conversion of debentures                                                  1,250
--------------------------------------------------------------------------------
DECEMBER 31, 1996                             27,395          (35)      158,918

Net loss                                      (9,873)                    (9,873)
Preferred stock redeemed                                                 (2,400)
Preferred stock dividend                         (45)                       (45)
Subordinated debentures
   converted to common stock                                              5,550
Stock options exercised and surrendered
   and related tax benefit                                                1,596
Employee stock bonus                                                        930
Restricted stock activity                                      35            52
--------------------------------------------------------------------------------
JUNE 30, 1997 (UNAUDITED)                  $  17,477   $       --  $    154,728
--------------------------------------------------------------------------------

SUCCESSOR COMPANY:
Redemption of common stock                   (17,477)                  (154,728)
Sale of common stock to TPG                                             108,230
Net loss                                      (5,810)                    (5,810)
--------------------------------------------------------------------------------
SEPTEMBER 30, 1997 (UNAUDITED)             $  (5,810)  $       --  $    102,420
================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SUCCESSOR       |            PREDECESSOR
                                                                          COMPANY        |               COMPANY
                                                                     ------------------- | -------------------------------------
                                                                        THREE MONTHS     |     SIX MONTHS         NINE MONTHS
                                                                           ENDED         |        ENDED             ENDED
                                                                       SEPTEMBER 30,     |       JUNE 30,        SEPTEMBER 30,
                                                                            1997         |         1997              1996
                                                                     =================== |   ===============  ==================
                                                                                         |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    |
   Net (loss) income                                                  $          (5,810) |    $      (9,873)     $       10,013
   Adjustments to reconcile net (loss) income to net cash                                |
     provided by operating activities:                                                   |
       Depreciation, depletion and amortization                                  15,619  |           15,366              21,941
       Transaction related expenses                                                  --  |           15,903                  --
       Loss (gain) on disposal of property and equipment                             17  |              356                 393
       Deferred income taxes                                                     (3,093) |            3,125               2,832
       Deferred compensation and stock grants                                        26  |            1,756                 840
       Change in operating assets and liabilities, net of                                |
         effects of purchases of businesses:                                             |
          Accounts receivable and other operating assets                         (3,103) |            1,237                 791
          Inventories                                                               736  |              112                (322)
          Accounts payable and accrued expenses                                  (1,800) |            4,800              (1,449)
                                                                     ------------------- |   ---------------  ------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,592  |           32,782              35,039
                                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                    |
   Acquisition of businesses, net of cash acquired                                 (196) |           (9,263)             (4,490)
   Proceeds from property and equipment disposals                                   520  |              704               2,128
   Additions to property and equipment                                          (12,892) |          (18,419)            (24,269)
   Decrease (increase) in other assets                                              124  |           (9,496)               (500)
                                                                     ------------------- |   ---------------  ------------------
            NET CASH USED IN INVESTING ACTIVITIES                               (12,444) |          (36,474)            (27,131)
                                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                    |
   Proceeds from revolving line of credit and long-term debt                         --  |           46,000              12,105
   Proceeds from new credit agreement                                             2,000  |          104,000                  --
   Proceeds from senior subordinated notes                                           --  |          225,000                  --
   Repayment of long-term debt and other obligations                             (2,591) |         (140,325)            (20,907)
   Payment to shareholders and optionholders                                         --  |         (203,934)                 --
   Transaction related expenses                                                      --  |          (15,903)                 --
   Preferred stock redeemed                                                          --  |           (2,400)                 --
   Preferred stock dividends                                                         --  |              (45)               (135)
   Proceeds from sale of common stock and stock options                              --  |               15                  --
                                                                     ------------------- |   ---------------  ------------------
             NET CASH PROVIDED BY (USED IN)                                              |
               FINANCING ACTIVITIES                                                (591) |           12,408              (8,937)
                                                                     ------------------- |   ---------------  ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (10,443) |            8,716              (1,029)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 17,322  |            8,606              12,322
                                                                     ------------------- |   ---------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $           6,879  |    $      17,322      $       11,293
                                                                     ==================  |   ==============   ==================
CASH PAID DURING THE PERIOD FOR:                                                         |
  Interest                                                            $           1,518  |    $       4,153      $        6,472
  Income taxes                                                                       --  |              288               1,069
NON-CASH INVESTING AND FINANCING ACTIVITIES:                                             |
  Debentures converted to stock                                                      --  |            5,550                  --
  Acquisition of assets in exchange for long-term obligations                        --  |              792                  --


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)      MERGER
         On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), a private investment partnership, pursuant to which TPG and certain other investors acquired the Company in an all-cash transaction valued at $485 million. Under the terms of the agreement, TPG and such investors paid $27 per share for all common shares outstanding plus an additional amount to redeem certain options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997. The results of operations for the periods ended June 30, 1997 reflect the historical results of the predecessor company including the recognition of transaction related expenses which were paid by the predecessor company. The September 30, 1997 balance sheet includes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed by the successor company and is not comparable to the balance sheet as of December 31, 1996. A vertical black line is shown to separate the financial statements of the predecessor and successor companies.

         Following are unaudited pro forma results of operations as if the transaction occurred at the beginning of 1996 (in thousands):

                                        Nine months ended September 30,
                                       ------------------------------------
                                              1997               1996
                                       ------------------  ----------------
 Total revenues                        $         118,515   $       110,027
 Net loss from continuing operations            (14,408)          (26,746)

         The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the merger had been consummated at the beginning of 1996 and is not intended to be a projection of future results or trends.

         In connection with the merger, the Company entered into a Transaction Advisory Agreement with TPG pursuant to which TPG received a cash financial advisory fee of $5.0 million for services as financial advisor in connection with the merger. The fee is included in the $16.8 million of transaction related expenses. TPG also will be entitled to receive (but, at its discretion, may waive) fees of up to

1.5% of the transaction value for each subsequent transaction (a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction) entered into by the successor company.

         Certain former officers have entered into non-competition agreements with the Company dated March 27, 1997, which became effective contemporaneously with consummation of the merger. These agreements have a term of 36 months and a total present value of $3.0 million as of June 30, 1997. The obligation for these agreements is included in the balance sheet.

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

(3)      LONG-TERM DEBT
         Long-term debt consists of the following (in thousands):

                                              September 30,        December 31,
                                                   1997                1996
                                             -----------------   -----------------
 New credit agreement                        $        104,000    $             --
 Revolving line of credit                                  --              59,000
 Senior Notes                                              --              35,000
 Senior subordinated notes                            225,000                  --
 Convertible subordinated debentures                       --               5,550
 Other                                                    449                 246
                                             -----------------   -----------------
                                                      329,449              99,796
 Less current portion                                     135               3,918
                                             -----------------   -----------------
 Long-term debt                              $        329,314    $         95,878
                                             =================   =================

          On June 27, 1997, the Company completed a private placement (pursuant to Rule 144A) of $225 million of 9 7/8% Senior Subordinated Notes, Series A, which mature on June 15, 2007. The notes were issued under an indenture which requires interest to be paid semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The notes are subordinate to the new credit agreement. In September 1997, the Company completed a registration statement on Form S-4 providing for an exchange offer under which each Series A Senior Subordinated Note would be exchanged for a Series B Senior Subordinated Note. The terms of the Series B Notes are the same in all respects as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933 and therefore will not be subject to certain restrictions on transfer.

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

         Upon a "change in control" of the Company, as defined in the indenture, the note holders may require, at their election, that the Company repurchase all or a portion of the notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon.

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

         On June 27, 1997, the Company entered into a new credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The new credit agreement is a senior revolving credit facility. The initial borrowing base has been set at $180 million. The borrowing base is the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG; to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The new credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.156% at September 30, 1997.

         The new credit agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the new credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements with a major financial institution covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS
          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" and Statement of Financial Accounting Standards (SFAS) 129, "Disclosure of Information About Capital Structure." The Company will adopt these statements effective December 31, 1997. While SFAS 128 simplifies the standards for computing earnings per share (EPS) by replacing primary and fully diluted EPS with the new basic and diluted EPS, it will not impact the Company's disclosure. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information." The Company expects to adopt these statements effective the year ended December 31, 1998.

         SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The Company does not believe this pronouncement will have a material impact on its financial statements.

         SFAS 131 establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will begin presenting any additional information required by the statement in its financial statements for the year ended December 31, 1998.

(5)      HEDGING ACTIVITIES
         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. During October 1997, the Company hedged 3.1 Bcf of 1998 gas production at a weighted average NYMEX price of $2.37 per Mcf. Gains and losses on these instruments are included as an adjustment to gas revenue for the production being hedged in the contract month. The effect of gas hedging in the third quarter of 1997 was immaterial and open futures contracts as of September 30, 1997 were immaterial.

         When market conditions are favorable the Company may enter into interest rate swap arrangements, whereby a portion of the Company's floating rate exposure may be exchanged for a fixed rate. See Note 3, "Long-Term Debt."

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

         As disclosed in the accompanying notes to consolidated financial statements, on March 27, 1997 the Company entered into a merger agreement with TPG which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the merger is considered effective June 30, 1997 and the operations of the company prior to July 1, 1997 are classified as predecessor company operations. The consolidated balance sheet at September 30, 1997 includes the application of purchase accounting to measure the Company's assets and liabilities at fair value and is not comparable to the historical balance sheet as of December 31, 1996. Debt incurred to finance the acquisition and related transaction costs are reflected in the September 30, 1997 financial statements. A vertical black line is shown in the financial statements to separate the financial position and results of operations of the predecessor and successor companies.

         The allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the third quarter of 1997. These higher charges are expected to continue in subsequent accounting periods.

         The Company incurred transaction costs associated with the acquisition by TPG of $16.8 million. These costs were expensed in the second quarter of 1997. As a result of the acquisition by TPG, the Company is highly leveraged, resulting in materially higher interest charges in the third quarter of 1997. These higher interest charges are expected to continue in subsequent accounting periods.

RESULTS OF OPERATIONS
         As a result of the merger with TPG, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997. The following table combines the six month predecessor company period ended June 30, 1997 with the three month successor company period ended September 30, 1997 for purposes of the discussion of nine months results (dollars in thousands, percentage of revenue).

                                       Three months ended September 30,        Nine months ended September 30,
                                      ------------------------------------  --------------------------------------
 REVENUES                                    1997              1996                1997                1996
                                      -----------------  -----------------  ------------------  ------------------
   Oil and gas sales                  $ 19,770    50.5%  $  19,075   51.0%  $   61,361   51.8%  $   57,265   52.1%
   Gas marketing and gathering          10,613    27.1       9,835   26.3       32,270   27.2       31,624   28.7
   Oilfield sales and service            7,999    20.5       7,661   20.5       22,664   19.1       18,583   16.9
   Interest and other                      736     1.9         814    2.2        2,220    1.9        2,555    2.3
                                      -----------------  -----------------  ------------------  ------------------
                                        39,118   100.0      37,385  100.0      118,515  100.0      110,027  100.0
 EXPENSES
   Production expense                    5,255    13.4       4,655   12.5       15,413   13.0       13,033   11.9
   Production taxes                        801     2.1         748    2.0        2,448    2.1        2,259    2.1
   Cost of gas and gathering expense     8,929    22.8       8,155   21.8       27,269   23.0       26,145   23.8
   Oilfield sales and service            6,989    17.9       6,759   18.1       20,925   17.7       16,785   15.3
   Exploration expense                   1,925     4.9       1,548    4.1        6,305    5.3        4,407    4.0
   General and administrative expense      820     2.1         944    2.5        3,265    2.8        3,059    2.8
   Depreciation, depletion and
     amortization                       15,619    39.9       7,240   19.4       30,985   26.1       21,941   19.9
   Franchise, property and other
     taxes                                 443     1.1         446    1.2        1,351    1.1        1,328    1.2
                                      -----------------  -----------------  ------------------  ------------------
                                        40,781   104.3      30,495   81.6      107,961   91.1       88,957   80.9
                                      -----------------  -----------------  ------------------  ------------------
 OPERATING (LOSS) INCOME                (1,663)  (4.3)       6,890   18.4       10,554    8.9       21,070   19.2
   Interest expense                      7,552    19.3       1,763    4.7       11,267    9.5        5,587    5.1
   Transaction expense                                                          16,758   14.1
                                      -----------------  -----------------  ------------------  ------------------
                                         7,552    19.3       1,763    4.7       28,025   23.7        5,587    5.1
                                      -----------------  -----------------  ------------------  ------------------
 (LOSS) INCOME FROM  CONTINUING
   OPERATIONS BEFORE INCOME TAXES       (9,215) (23.6)       5,127   13.7     (17,471) (14.7)       15,483   14.1
   (Benefit) provision for income
     taxes                              (3,405)  (8.7)       1,502    4.0      (1,788)  (1.5)        5,031    4.6
                                      -----------------  -----------------  ------------------  ------------------
 (LOSS) INCOME FROM CONTINUING          (5,810) (14.9)       3,625    9.7     (15,683) (13.2)       10,452    9.5
 OPERATIONS
 LOSS FROM DISCONTINUED OPERATIONS                           (439)  (1.2)                            (439)    (.4)
                                      -----------------  -----------------  ------------------  ------------------
 NET (LOSS) INCOME                    $ (5,810)(14.9)%   $   3,186   8.5%   $ (15,683) (13.2)%  $   10,013   9.1%
                                      =================  =================  ==================  ==================

 EBITDAX                              $ 15,881   40.6%   $  15,678  41.9%   $   47,844  40.4%   $   47,418   43.1%

THIRD QUARTERS OF 1997 AND 1996
         Operating income decreased $8.6 million (124%) from $6.9 million in the third quarter of 1996 to an operating loss of $1.7 million in the third quarter of 1997. The operating income from the oil and gas operations segment decreased $8.4 million (152%) from $5.5 million in the third quarter of 1996 to an operating loss of $2.9 million in the third quarter of 1997. The operating income from the oilfield sales and service segment decreased $30,000 from $538,000 in the third quarter of 1996 to $508,000 in the third quarter of 1997. The decrease in operating income was due primarily to an $8.4 million increase in depreciation, depletion and amortization expense from significant increases in property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above.

         Income from continuing operations decreased $9.4 million from income of $3.6 million in the third quarter of 1996 to a loss of $5.8 million in the third quarter of 1997. This decrease was the result of the $8.4 million increase in depreciation, depletion and amortization expense and an increase of $5.8 million in interest expense offset by a decrease in the provision for income taxes of $4.9 million. This decrease in the provision for income taxes was primarily due to the decrease in income from continuing operations before income taxes combined with an increase in the effective tax rate. The increase in the third quarter effective tax rate was primarily due to the decrease in the utilization of nonconventional fuel source tax credits in the 1997 period.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $15.9 million in the third quarter of 1997 compared to $15.7 million in the third quarter of 1996.

         Total revenues increased $1.7 million (5%) in the third quarter of 1997 compared to the same period of 1996. Gross operating margins in the third quarter of 1997 were consistent when compared to the same period in 1996.

         Oil volumes increased 3,000 Bbls (barrels) (1%) from 181,000 Bbls in the third quarter of 1996 to 184,000 Bbls in the third quarter of 1997 resulting in an increase in oil sales of approximately $50,000. Gas volumes increased 0.6 Bcf (billion cubic feet) (9%) from 6.3 Bcf in the third quarter of 1996 to 6.9 Bcf in the third quarter of 1997 resulting in an increase in gas sales of approximately $1.4 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1996 and 1997.

         The average price paid for the Company's oil decreased from $20.14 per barrel in the third quarter of 1996 to $17.00 per barrel in the third quarter of 1997 which decreased oil sales by approximately $580,000. The average price paid for the Company's natural gas decreased $.03 per Mcf (thousand cubic feet) to $2.43 per Mcf in the third quarter of 1997 compared to the third quarter of 1996 which decreased gas sales in the third quarter of 1997 by approximately $210,000.

         Production expense increased $600,000 (13%) from $4.7 million in the third quarter of 1996 to $5.3 million in the third quarter of 1997. The average production cost increased from $.63 per Mcfe (equivalent Mcf of natural gas) in the third quarter of 1996 to $.66 per Mcfe in the third quarter of 1997. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs coupled with a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense. Production taxes increased $53,000 (7%) from $748,000 in the third quarter of 1996 to $801,000 in the third quarter of 1997. This increase was primarily due to the increased production volumes discussed above.

         Depreciation, depletion and amortization increased by $8.4 million (116%) from $7.2 million in the third quarter of 1996 to $15.6 million in the third quarter of 1997. Depletion expense increased $7.5 million (136%) from $5.5 million in the third quarter of 1996 to $13.0 million in the third quarter of 1997. Depletion per Mcfe increased from $.75 per Mcfe in the third quarter of 1996 to $1.64 per Mcfe in the third quarter of 1997. These increases were primarily the result of significant increases in property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above.

         Interest expense increased $5.8 million (328%) from $1.8 million in the third quarter of 1996 to $7.6 million in the third quarter of 1997. This increase was due to substantial additional debt incurred to finance the merger.

NINE MONTHS OF 1997 AND 1996
         Operating income decreased $10.5 million (50%) from $21.1 million in the first nine months of 1996 to $10.6 million in the first nine months of 1997. The operating income from the oil and gas operations segment decreased $9.9 million (56%) from $17.8 million in the first nine months of 1996 to $7.9 million in the first nine months of 1997. The operating income from the oilfield sales and service segment decreased $260,000 from $732,000 in the first nine months of 1996 to $472,000 in the first nine months of 1997. The decrease in operating income was due primarily to a $9.1 million increase in depreciation, depletion and amortization expense resulting from significant increases in property and equipment primarily as a result of the purchase accounting associated with the merger discussed above.

         Income from continuing operations decreased $26.2 million from income of $10.5 million in the first nine months of 1996 to a loss of $15.7 million in the first nine months of 1997. This decrease was the result of $16.8 million of transaction expenses related to the merger, the $9.1 million increase in depreciation, depletion and amortization expense and an increase of $5.7 million in interest expense offset by a decrease in the provision for income taxes of $6.8 million. This decrease in the provision for income taxes was primarily due to the decrease in income from continuing operations before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction related expenses and a decrease in the utilization of nonconventional fuel source tax credits in the first nine months of 1997.

         EBITDAX was $47.8 million in the first nine months of 1997 compared to $47.4 million in the first nine months of 1996.

         Total revenues increased $8.5 million (8%) in the first nine months of 1997 compared to the same period of 1996. Gross operating margins in the first nine months of 1997 were consistent when compared to the same period in 1996.

         Oil volumes increased 26,000 Bbls (5%) from 539,000 Bbls in the first nine months of 1996 to 565,000 Bbls in the first nine months of 1997 resulting in an increase in oil sales of approximately $510,000. Gas volumes increased 1.0 Bcf (5%) from 18.6 Bcf in the first nine months of 1996 to 19.6 Bcf in the first nine months of 1997 resulting in an increase in gas sales of approximately $2.5 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1996 and 1997.

         The average price paid for the Company's oil decreased from $19.44 per barrel in the first nine months of 1996 to $18.42 per barrel in the first nine months of 1997 which decreased oil sales by approximately $580,000. The average price paid for the Company's natural gas increased $.09 per Mcf to $2.60 per Mcf in the first nine months of 1997 compared to the first nine months of 1996 which increased gas sales in the first nine months of 1997 by approximately $1.8 million.

         Production expense increased $2.4 million (18%) from $13.0 million in the first nine months of 1996 to $15.4 million in the first nine months of 1997. The average production cost increased from $.60 per Mcfe in the first nine months of 1996 to $.67 per Mcfe in the first nine months of 1997. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs coupled with a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense. Production taxes increased $189,000 (8%) from $2.3 million in the first nine months of 1996 to $2.4 million in the first nine months of 1997. This increase was primarily due to the increased production volumes discussed above.

         Depreciation, depletion and amortization increased by $9.1 million (41%) from $21.9 million in the first nine months of 1996 to $31.0 million in the first nine months of 1997. Depletion expense increased $8.0 million (47%) from $16.9 million in the first nine months of 1996 to $24.9 million in the first nine months of 1997. Depletion per Mcfe increased from $.77 per Mcfe in the first nine months of 1996 to $1.08 per Mcfe in the first nine months of 1997. These increases were primarily due to significant increases in property, equipment and other assets which resulted from the purchase accounting associated with the merger discussed above.

         Interest expense increased $5.7 million (102%) from $5.6 million in the first nine months of 1996 to $11.3 million in the first nine months of 1997. This increase was due to substantial additional debt incurred to finance the merger. Transaction related expenses were $16.8 million in the first nine months of 1997 reflecting non-recurring costs of the merger paid by the predecessor company.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at September 30, 1997 was 1.36 to 1.00. During the first nine months of 1997, working capital decreased $7.4 million from $22.1 million to $14.7 million. The decrease was primarily due to an increase in accrued interest expense of $5.6 million and an increase in accrued drilling costs of $3.0 million. The Company's operating activities provided cash flows of $35.4 million during the first nine months of 1997.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The initial borrowing base has been set at $180 million. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semi-annual adjustment. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG, to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The new credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.156% at September 30, 1997.

         The new credit agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the new credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios.

         The Company issued $225 million of 9.875% Senior Subordinated Notes on June 27, 1997. These notes mature June 15, 2007. Interest will be payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997.

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

         Upon a "change in control" of the Company, as defined in the indenture under which the notes were issued, the note holders may require, at their election, that the Company repurchase all or a portion of the notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon.

         The indenture contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens, and engage in mergers and consolidations.

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

         On June 25, 1997, the Company redeemed all $35 million of its 7% fixed-rate senior notes.

         On June 27, 1997, the Company repaid all outstanding amounts due under the then existing revolving bank facility in the amount of $94.0 million.

         The Company currently expects to spend approximately $35 million during 1997 on its drilling activities and approximately $7 million for other capital expenditures. The Company's acquisition program is expected to be financed with available cash flow and with its available revolving credit line.

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

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years.

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



                                        BELDEN & BLAKE CORPORATION



Date:    November 3, 1997               By:  /s/ Ronald L. Clements
     ------------------------              ------------------------
                                           Ronald L. Clements, Director
                                           and Chief Executive Officer




Date:    November 3, 1997               By:  /s/ Ronald E. Huff
     ------------------------              ------------------------
                                           Ronald E. Huff, Director, President
                                           and Chief Financial Officer