Form 10-K405
period 1997-12-31
BELDEN & BLAKE CORP /OH/
filed 1998-03-27
CIK 880114

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            OR
           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

              OHIO                                     34-1686642
 (State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)              Number)

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998 was $8,200,229.

           The number of shares outstanding of registrant's common stock, without par value, as of February 28, 1998 was 10,110,915.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I
------

Item 1. BUSINESS
        --------

         Throughout this report, the "Company" refers to Belden & Blake Corporation ("Successor Company") and its predecessor which were acquired by TPG Partners II L.P. on March 27, 1997 (see Significant Events under this Item). The operations of the successor company represent 100% of the businesses of the predecessor. Therefore certain operational data for the twelve months ended December 31, 1997 has been presented on a combined basis because such information is comparable to the historical data of the predecessor.

         The historical financial statements of the successor company and its predecessor are presented separately as described in Note 1 to the consolidated financial statements included under Item 8.

GENERAL

         Belden & Blake Corporation, an Ohio corporation (the "Company"), is primarily engaged in producing oil and natural gas, acquiring and enhancing the economic performance of producing oil and gas properties, exploring for and developing natural gas and oil reserves and gathering and marketing natural gas. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is now one of the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, acreage held and wells operated. In early 1995, the Company commenced operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc. ("Ward Lake"), an exploration and production company, which owns and operates oil and gas properties in Michigan's lower peninsula. In September 1996, the Company entered the Illinois Basin by acquiring the Shrewsbury Field in northwestern Kentucky.

         At December 31, 1997, the Company owned interests in 8,070 gross (7,232 net) productive gas and oil wells in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky with proved reserves totaling 291.6 Bcf (billion cubic feet) of gas and 5.6 Mmbbl (million barrels) of oil. The estimated future net revenues from these reserves had a present value before income taxes of approximately $292.6 million at December 31, 1997. At that date, the Company held leases on 1,250,226 gross (1,081,558 net) acres, including 625,450 gross (520,691 net) undeveloped acres.

         At December 31, 1997, the Company operated more than 7,900 wells, including wells operated for third parties. The Company owned and operated approximately 3,000 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1997. At December 31, 1997, the Company's net production was approximately 83 Mmcf (million cubic feet) of gas and 1,980 Bbls (barrels) of oil per day. At that date, the Company was marketing approximately 141 Mmcf of gas per day, consisting of its own production and gas purchased from third parties.

         The Company has grown principally through the acquisition of producing properties and related gas gathering facilities and exploration and development of its own acreage. From its formation in 1992 through December 31, 1997, the Company has acquired for $150.7 million producing properties with 226.4 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $.67 per Mcfe (thousand cubic feet of natural gas equivalent) and spent $20.5 million to acquire and develop additional gas gathering facilities. During the period from 1992 through 1997, the Company drilled 808 gross (609.5 net) wells at an aggregate cost of approximately $115.2 million for the net wells. This drilling added 124.0 Bcfe to the Company's proved reserves. During 1997, the Company drilled 261 gross (199.6 net) wells at a direct cost of approximately $40.5 million for the net wells. The 1997 drilling activity added 41.9 Bcfe of proved reserves at an average cost of $.97 per Mcfe. Reserves added through drilling in 1997 represent approximately 132% of 1997 production.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), a private investment partnership, pursuant to which TPG and certain other investors acquired the Company in an all-cash transaction valued at $440 million. Under the terms of the agreement, TPG and such investors paid $27 per share for all common shares outstanding plus an additional amount to redeem certain options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997.

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

RECENT DEVELOPMENTS

SUBSEQUENT EVENTS

         On March 19, 1998, the Company entered into an agreement with FirstEnergy Corp. ("FirstEnergy") to form an equally owned joint venture to be named FE Holdings, L.L.C. ("FE Holdings") to engage in the exploration for, development, production, transportation and marketing of natural gas. Under the agreement, the Company proposes to contribute its gas marketing division to FE Holdings and provide FE Holdings with its gas marketing, operational and management expertise.

         FirstEnergy, a diversified energy services holding company headquartered in Akron, Ohio, comprises the nation's twelfth largest investor-owned electric utility system. Its electric utility operating companies -- Ohio Edison Company and its subsidiary, Pennsylvania Power Company; The Illuminating Company; and Toledo Edison Company -- serve 2.2 million customers within 13,200 square miles of northern and central Ohio and western Pennsylvania. FirstEnergy produces approximately $5 billion in annual revenues and owns more than $18 billion in assets, including ownership in 18 power plants. In an expansion of its energy-related products and services, FirstEnergy in December 1997 acquired Roth Bros.,

Inc., and RPC Mechanical, Inc., which form one of the nation's largest providers of engineered heating, ventilating and air-conditioning equipment and energy management and control systems.

         The joint venture is expected to substantially expand the Company's market outlet for its production of natural gas and more fully utilize the capabilities and capacity of the Company's Gas Marketing Division. The venture will allow FirstEnergy to offer its customers total energy services, including natural gas, electricity and related energy products and services.

         The Company and FirstEnergy have also agreed to have FE Holdings acquire Marbel Energy Corporation ("Marbel"), a privately-held, fully integrated natural gas company headquartered in Canton, Ohio. Marbel owns interests in more than 1,800 gas and oil wells and holds interests in more than 200,000 undeveloped acres in eastern and central Ohio. Marbel's subsidiaries include MB Operating Company, Inc., a natural gas exploration and production company, and Northeast Ohio Operating Companies, Inc. ("NOOC"), a public utility holding company based in Lancaster, Ohio. NOOC owns and operates over 1,300 miles of gas gathering lines and a local gas distribution company with more than 3,000 customers in eastern and central Ohio.

         The acquisition of Marbel will provide FE Holdings with a base of exploration, development and production capability, along with utility transportation and distribution capability. Marbel's net production in 1997 was approximately 6.3 Bcfe. At September 30, 1997, Marbel had estimated proved developed oil and gas reserves of 55.7 Bcfe.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in two industry segments: (1) oil and gas production and distribution and (2) oilfield sales and service. Oilfield sales are generated by its wholly-owned subsidiary, Target Oilfield Pipe and Supply Company ("TOPS") and oilfield services are provided by its Arrow Oilfield Service division ("Arrow"). The financial information with respect to the industry segments is shown in Note 16 to the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company, founded in 1942, is actively engaged in the acquisition, exploration, development, production, gathering and marketing of oil and gas in the Appalachian, Michigan and Illinois Basins. The Company operates principally in the Appalachian and Michigan Basins where it is now one of the largest oil and gas companies in terms of reserves, acreage held and wells operated. It commenced operations in the Illinois Basin in September 1996.

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

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the

Appalachian Basin. As of December 31, 1997, there were over 10,000 independent operators of record and approximately 180,000 producing oil and gas wells in Ohio, West Virginia, Pennsylvania and New York. There has been only limited testing or development of the formations below the existing shallow production in the Appalachian Basin. Fewer than 2,000 wells have been drilled to a depth greater than 7,500 feet, and fewer than 100 wells have been drilled to a depth greater than 12,500 feet in the entire Appalachian Basin. As a result, the Company believes that there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         In January 1995, the Company purchased Ward Lake Drilling, Inc., a privately-held exploration and production company headquartered in Gaylord, Michigan, and commenced operations in the Michigan Basin. At the time of purchase, Ward Lake operated approximately 500 Antrim Shale gas wells in Michigan's lower peninsula. The Company's primary objective in acquiring Ward Lake was to allow the Company to pursue opportunities in the Michigan Basin with an established operating company that provided the critical mass to operate efficiently. Ward Lake currently operates approximately 600 wells in Michigan.

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

         Most of the Company's production in the Michigan Basin is derived from the shallow (700 to 1,700 feet) blanket Antrim Shale formation which has not been extensively developed. Success rates for companies drilling to this formation have exceeded 90%, with production often lasting as long as 20 years. The Michigan Basin also contains deeper formations with greater reserve potential. The Company has also established production from certain of these deeper formations through its drilling operations. The Michigan Basin has approximately 300 operators of record, most of which are private companies, and more than 8,000 producing wells. Because the production rate from Antrim Shale wells is relatively low, cost containment is a crucial aspect of operations. In contrast to the shallow, highly developed blanket formations in the Appalachian Basin, the operating environment in the Antrim Shale is more capital intensive because of the low natural reservoir pressures and the high initial water content of the formation.

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

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices that since 1986 have ranged from $0.31 to $1.30 per Mcf (thousand cubic feet) above national wellhead prices. The Company's average wellhead gas price in 1997 was $0.42 per Mcf above the estimated average national wellhead price.

BUSINESS STRATEGY

         The Company seeks to increase reserves, production and cash flow through a balanced program of exploration and development drilling and strategic acquisitions. The key elements of the Company's strategy are as follows:

- MAINTAIN A BALANCED DRILLING PROGRAM. It is the Company's intention to expand production and reserves through a balanced program of developmental and exploratory drilling. The Company believes that there are significant exploration and development opportunities in the less developed or deeper formations in the Appalachian and Michigan Basins and has identified numerous development and exploratory drilling locations in the deeper formations of the Appalachian and Michigan Basins. The Company's drilling budget in 1998 is approximately $38 million, which will fund the drilling of approximately 274 wells.

- UTILIZE ADVANCED TECHNOLOGY. The combination of long-lived production and high drilling success rates at the shallow depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. The Company has been applying more advanced technology, including 3-D seismic, horizontal drilling, advanced fracturing techniques and enhanced oil recovery methods. The Company is implementing these techniques to improve drilling success rates, the size of average discovery, production rates, reserve recovery rates and total economics in its operating areas.

- PURSUE CONSOLIDATION OPPORTUNITIES. There is a continuing trend toward consolidation in the energy industry in general. The basins in which the Company operates are highly fragmented. The Company believes this provides the basis for significant acquisition opportunities as capital constrained operators, the majority of which are privately held, seek liquidity or operating capital. The Company intends to capitalize on its geographic knowledge, technical expertise, low cost structure and decentralized organization to pursue additional strategic acquisitions in its area of operations. The Company's acquisition strategy focuses on acquiring producing properties that: (i) are properties in which the Company already owns an interest and operates or that are strategically located in relation to its existing operations, (ii) can be enhanced through operating cost reductions, advanced production technologies, mechanical improvements, recompleting or reworking wells and / or the use of enhanced and secondary recovery techniques, (iii) provide development and exploratory drilling opportunities or opportunities to improve the Company's acreage position,
     (iv) have the potential for increased revenues resulting from the Company's gas marketing capabilities, or (v) are of sufficient size to allow the Company to operate efficiently in new areas.

- EXPAND GAS GATHERING AND MARKETING. The Company's extensive gas gathering systems and regional natural gas marketing operation are integral to the Company's low cost structure and high revenues per unit of gas production. It is the Company's intention to expand its gas gathering systems to further improve the rate of return on the Company's drilling and development activities. The Company has excellent relationships with a large number of utilities and industrial end users located within the Company's operating areas. The Company's gas marketing operation provides a ready market for increased production, allowing the Company to shift sales from third-party gas to its own production. See: RECENT DEVELOPMENTS and SUBSEQUENT EVENTS.

ACQUISITION OF PRODUCING PROPERTIES

         The Company employs a disciplined approach to acquisition analysis that requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, gas marketing, land management and environmental compliance. Although the Company often reviews in excess of 50 acquisition opportunities per year, this disciplined approach can result in uneven annual spending on acquisitions. The following table sets forth information pertaining to acquisitions completed during the period 1992 through 1997.

                                                                           Proved Developed Reserves (2)
                                                                  -------------------------------------------------
                    Number of                Purchase                Oil              Gas              Combined
  Period           Transactions             Price (1)               (Mbbl)           (Mmcf)             (Mmcfe)
 -----------      ---------------      ---------------------      -----------      -----------       --------------
                                          (in thousands)
  1992                    5                $      23,733                 466           41,477               44,273
  1993                    8                        3,883                 119            4,121                4,835
  1994                   11                       20,274                 223           26,877               28,215
  1995                    6                       77,388               1,850           97,314              108,414
  1996                    3                        4,103                 205            6,000                7,230
  1997                   10                       21,295                 101           32,800               33,406
                  ---------------      ---------------------      -----------      -----------       --------------
 Total                   43                $     150,676               2,964          208,589              226,373
                  ===============      =====================      ===========      ===========       ==============
------------

(1) Represents the portion of the purchase price allocated to proved developed reserves.

(2)  Mbbl - thousand barrels      Mmcf - million           Mmcfe - million cubic
                                  cubic feet               feet equivalent

         During 1997, the Company acquired for approximately $21.3 million working interests in 2,365 oil and gas wells in Ohio, Pennsylvania, Michigan and West Virginia. Estimated proved developed reserves associated with the wells total 32.8 Bcf of natural gas and 101,000 Bbls of oil net to the Company's interest at the time of the acquisitions.

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

Production. The following table sets forth certain information regarding oil and gas production from the Company's properties:

                                                           YEAR ENDED DECEMBER 31
                                         -----------------------------------------------------------
                                            1993        1994        1995        1996        1997
                                         ----------   ---------  ----------  ----------   ----------
 Production:
      Oil (thousands of Bbls)                  453         496         556         719          753
      Gas (Bcf)                                7.4         9.6        17.0        25.4         27.2
 Average sales price:
      Oil (per Bbl)                        $ 17.15     $ 15.98     $ 16.78     $ 20.24       $18.10
      Gas (per Mcf)                           2.55        2.58        2.21        2.56         2.65
 Average production costs per Mcfe
 (including production taxes)                 0.71        0.73        0.68        0.72         0.78
 Total oil and gas revenues
 (in thousands)                             26,631      32,574      46,853      79,491       85,756
 Total production expenses
 (in thousands)                              7,119       9,184      13,816      21,266       24,668


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

         In 1997, the Company drilled 194 gross (162.8 net) wells to highly developed or shallow blanket formations in its six state operating area at a direct cost of approximately $31.2 million for the net wells. The Company also drilled 67 gross (36.8 net) wells to less developed and deeper formations in 1997 at a direct cost of approximately $9.3 million for the net wells. The result of this drilling activity is shown in the tables on page 11.

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

         Certain typical characteristics of the highly developed or blanket formations drilled by the Company in 1997 are described below:

                                                                       Range of                     Range of
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

         The Company plans to drill approximately 208 wells to highly developed or blanket formations in 1998.

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

         The less developed formations in the Appalachian Basin include the Knox sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempeleau productive zones, at depths ranging from 2,500 feet to 8,000 feet. The geographical boundaries of the Knox sequence, which lies approximately 2,000 feet below the highly developed Clinton Sandstone, are generally well defined in Ohio with less definition in New York and Pennsylvania. Nevertheless, the Knox group has been only lightly explored, with fewer than 2,000 wells drilled to this sequence of formations during the past 10 years.

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

                                                    Drilling Results in the Knox Formations
                             --------------------------------------------------------------------------------------
                                                                                                 Average Gross
                                                                                                  Reserves per
                                 Wells Drilled                Wells Completed (1)                Completed Well
                             ----------------------          -----------------------
  Period                      Gross          Net              Gross           Net                   (Mmcfe)
 -----------------           --------      --------          --------        -------          ---------------------
  1989-1990                       18          14.5                 5            4.0                   456
  1991                            11          10.3                 5            4.7                   170
  1992                            15          12.5                 8            6.4                   285
  1993                            30          20.2                16            8.8                   360
  1994                            25          14.2                17            9.8                   389
  1995                            34          16.3                18            8.8                   343
  1996                            38          22.0                25           15.5                   422
  1997                            54          26.6                30           16.4                   450

------------

(1) Completed as producing wells in the Knox formations.

         The Company's historical experience is that the average Knox well produces 20% to 25% of its recoverable reserves in the first year of production and approximately 50% of its recoverable reserves in the first three years with a steady decline thereafter. Wells in the Knox formations have an expected productive life ranging from 10 to 25 years.

         As shown in the following table, the Company's production from Knox formation wells has increased steadily as additional wells have been drilled.

                                             PRODUCING WELLS AND PRODUCTION FROM KNOX FORMATIONS
                                   --------------------------------------------------------------------
                                     1993          1994           1995          1996           1997
                                   ----------   -----------   -------------  ------------  ------------
 Number of wells in production:
     Gross                            23            41              66            82            112
     Net                            20.6          29.7            41.5          58.9           75.6
     Percent of total net wells      0.7 %         0.8 %           0.7 %         0.9 %          1.0 %
 Annual production (net):
     Oil (Mbbl)                     13.9          67.1            74.9          78.2          111.2
     Gas (Mmcf)                      731         1,041           1,624         2,788          3,600
     Combined (Mmcfe)                814         1,444           2,074         3,257          4,267
     Percent of total combined
     production                        8 %          11 %            10 %          11 %           13 %

         Productive Knox wells represented approximately 1% of the Company's total productive wells at December 31, 1997. Production from Knox wells in 1997, however, equaled 13% of the Company's total production on an Mcfe basis.

         The Company is well positioned to exploit the undeveloped potential of the Knox formations in the future. At December 31, 1997, it held leases on approximately 598,000 net acres overlying potential Knox drilling locations. The Company plans to drill or participate in joint ventures to drill 48 gross (28.2 net) wells to the Knox formations in 1998.

         In addition, the Company has also tested the Niagaran Carbonate, Dundee Carbonate, Onondaga Limestone, Oriskany Sandstone and Newburg Sandstone formations. The Company plans to drill approximately 18 gross (16 net) wells to these formations in 1998. Certain typical characteristics of the less developed or deeper formations drilled by the Company in 1997 are described below:

                                                                              Average
                                                                           Drilling Costs              Average
                                                                    --------------------------          Gross
                                                   Range of           Dry        Completed            Reserves
 Formation                     Location           Well Depths        Hole           Well              per Well
 --------------------------    ------------     ----------------    --------   ---------------   ---------------
                                                   (in feet)             (in thousands)              (in Mmcfe)
 Knox formations               OH, NY             2,500-8,000         $130           $240                 450
 Niagaran Carbonate            MI                 4,500-5,500          275            525               1,200
 Dundee Carbonate              MI                 3,000-3,500          330            500                 750
 Onondaga Limestone            PA                 4,000-5,500          100            190                 400
 Oriskany Sandstone            PA, NY             4,500-7,000          150            225                 500
 Newburg Sandstone             WV                 5,500-6,000          175            275               1,000

        Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past five years:

                         HIGHLY DEVELOPED OR BLANKET FORMATIONS (1)       LESS DEVELOPED OR DEEPER FORMATIONS (2)
                         --------------------------------------------    ------------------------------------------
                            1993    1994     1995       1996    1997       1993    1994    1995    1996     1997
                            ----    ----     ----       ----    ----       ----    ----    ----    ----     ----
 Productive:
    Gross                     42      58      106        153      187         16(3)   22(4)   23(5)    34       39(6)
    Net                     31.4    45.6     92.5      126.3    156.5        8.8    12.7    11.5     22.2     24.5
 Dry:
    Gross                      2       2        4          2        7         14      10      22       18       28
    Net                      0.7     0.4      3.2        2.0      6.3       11.4     4.8    10.7     10.2     12.3
 Reserves discovered-
 net (Mmcfe)               3,019   4,813   18,474     32,664   32,840      3,173   5,196   5,194    7,740    9,017
 Approximate cost (in
 thousands)               $4,847  $5,762  $15,079    $22,198  $31,242     $3,413  $5,509  $5,284   $9,029   $9,277

(1) Consists of wells drilled to the Berea and Clinton Sandstone formations in Ohio, the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone formations in West Virginia, the Clarendon, Upper Devonian, Coalbed Methane and Medina formations in Pennsylvania, the Medina Sandstone formation in New York and the New Albany Shale formation in Kentucky and the Antrim Shale formation in Michigan.

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

(6) Three additional wells which were dry in the Knox formations were subsequently completed in shallower formations.

GAS GATHERING AND MARKETING

         Gas Gathering. The Company operates approximately 3,000 miles of natural gas gathering lines in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky which are tied directly to various interstate natural gas transmission systems. The interconnections with these interstate pipelines afford the Company potential marketing access to numerous major gas markets. The Company earned gathering revenues of $6.7 million in 1997. Direct costs associated with gas gathering in 1997 totaled approximately $1.7 million.

         Gas Marketing. The major industrial centers of Akron, Buffalo, Canton, Chicago, Cleveland, Detroit and Pittsburgh are all located in close proximity to the Company's operations and provide a large potential market for direct natural gas sales. At present, the Company markets directly to approximately 225 customers in a six-state area. The Company focuses its gas marketing efforts on small to mid-sized industrial customers that require more service and have the potential to generate higher margins per Mcf than large industrial users.

         The Company sells the gas it produces to its commercial and industrial customers, local distribution companies and on the spot market. In addition to its own production, the Company buys gas from other producers and third parties and resells it. At December 31, 1997, the Company marketed approximately 141 Mmcf of gas per day of which approximately 53% consisted of its own production. Gas sold by the Company to end users and local distribution companies is usually sold pursuant to contracts which extend for periods of one or more years at either fixed prices or market sensitive prices. Gas sold on the spot market is generally priced on the basis of a regional index. Since late 1995, the Company has attempted to maintain a balance between gas volumes sold under fixed price contracts and volumes sold under market sensitive contracts. At December 31, 1997, approximately 50% of the gas marketed by the Company was at fixed prices and 50% was at market sensitive prices. This contract strategy is intended to reduce price volatility and place a partial floor under the price received while still maintaining the potential for gains from upward movement in market sensitive prices.

         The Company has a policy which governs its ability to trade in the financial futures markets. The Company may, from time to time, partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At December 31, 1997, the Company had 310 open futures contracts covering 1998, at an average price of $2.37 per Mcf. To offset these hedges, the Company has contracted for the physical delivery of gas into various pipelines in its producing areas at a NYMEX price plus a fixed basis. On February 6, 1998 the Company entered into an identical arrangement as above for 144 futures contracts covering June 1998 through May 1999, at an average NYMEX price of $2.44.

         The following table shows the type of buyer for gas marketed by the Company at December 31, 1997:

                                            Marketed Gas
                                      -------------------------
                                      Mmcf per       Percent
 Purchaser                               Day         of Total
 ---------------------------------    -----------   -----------
 End users                                  59.2           42%
 Local distribution companies               53.6           38%
 Spot markets                               28.2           20%
                                      -----------   -----------
 Total                                     141.0          100%
                                      ===========   ===========

OILFIELD SALES AND SERVICE

         The Company has provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to its exploration and production operations. In 1992, Arrow Oilfield Service Company, a separate service division, was organized. Arrow provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, brine hauling and disposal and oil trucking. Arrow is currently the largest oilfield service company in Ohio. In 1997, approximately 54% of Arrow's revenues were generated by sales to third parties.
         Target Oilfield Pipe & Supply Company, a wholly-owned subsidiary of the Company, operates retail sales outlets in the Appalachian and Michigan Basins from which it sells a broad range of equipment, including pipe, tanks, fittings, valves and pumping units. The Company originally entered the oilfield supply business to ensure the quality and availability of supplies for its own operations. In 1997, approximately 70% of TOPS' revenues were generated by sales to third parties.

         The Company plans to expand its oilfield sales and service business through continued growth in its six-state market area.

EMPLOYEES

         As of February 27, 1998, the Company had 625 full-time employees, including 220 oilfield sales and service employees, 321 oil and gas production employees, 19 petroleum engineers, 9 geologists and 3 geophysicists.

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

         During the years ended December 31, 1996 and 1997 there was no customer which accounted for 10% or more of the Company's consolidated revenues. The only customer which accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1995 was The East Ohio Gas Company with purchases of $11.1 million.

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

ITEM 2.  PROPERTIES
         ----------

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 1995, 1996 and 1997 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                            December 31
                                               ---------------------------------------
                                                  1995          1996          1997
                                               -----------   -----------   -----------
 Estimated proved reserves
       Gas (Bcf)                                    239.4         288.6         291.6
       Oil (thousands of barrels)                   6,283         7,389         5,552

         See Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company and the present value of such future net cash flows as of December 31, 1997 determined in accordance with the rules and regulations of the Securities and Exchange Commission.

 Estimated future net cash flows (before income taxes)      (in thousands)
 attributable to estimated production during
[S]                                                        [C]
 1998                                                      $         51,955
 1999                                                                56,954
 2000                                                                52,408
 2001 and thereafter                                                359,982
                                                           -----------------
 Total                                                     $        521,299
                                                           =================
 Present value before income taxes
 (discounted at 10% per annum)                             $        292,591
                                                           =================
 Present value after income taxes
 (discounted at 10% per annum)                             $        219,720
                                                           =================

         Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs and development costs). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 1997 without escalation, except where changes in prices were fixed and readily determinable under existing contracts. The weighted average prices for oil and gas at December 31, 1997 were $14.59 per barrel and $2.73 per Mcf, respectively.

PRODUCING WELL DATA

         The following table summarizes by state the Company's productive wells at December 31, 1997:

                                                               December 31, 1997
                              -------------------------------------------------------------------------------------
                                    Oil Wells                      Gas Wells                        Total
                              ----------------------         -----------------------        -----------------------
 State                         Gross          Net             Gross          Net             Gross          Net
 ------------------------     ---------     --------         ---------     ---------        ---------     ---------
 Ohio                            2,067        1,913             1,642         1,473            3,709         3,386
 West Virginia                     381          378             1,276         1,289            1,657         1,667
 Pennsylvania                      318          314               656           519              974           833
 New York                            7            7             1,018           998            1,025         1,005
 Michigan                            7            3               595           235              602           238
 Kentucky                           --           --               103           103              103           103
                              ---------     --------         ---------     ---------        ---------     ---------
                                 2,780        2,615             5,290         4,617            8,070         7,232
                              =========     ========         =========     =========        =========     =========

ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1997:

                                                       December 31, 1997
                      ------------------------------------------------------------------------------------
                         Developed Acreage         Undeveloped Acreage               Total Acreage
                      ------------------------   -------------------------    ----------------------------
 State                  Gross          Net          Gross          Net           Gross           Net
 -----------------    ----------    ----------   ------------   ----------    ------------   -------------
 Ohio                   318,695       286,544        228,148      190,101         546,843         476,645
 West Virginia           80,236        74,013        135,151       81,245         215,387         155,258
 Pennsylvania            58,880        46,418        180,353      174,015         239,233         220,433
 New York               130,844       118,054         39,163       36,827         170,007         154,881
 Michigan                24,538        24,255         37,725       33,593          62,263          57,848
 Kentucky                11,583        11,583          4,910        4,910          16,493          16,493
                      ----------    ----------   ------------   ----------    ------------   -------------
                        624,776       560,867        625,450      520,691       1,250,226       1,081,558
                      ==========    ==========   ============   ==========    ============   =============

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or the results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Company's equity securities.

         The number of record holders of the Company's equity securities at February 28, 1998 was as follows:

                                                 Number of
 Title of Class                               Record Holders
 ---------------------------------------    --------------------
 Common Stock                                        7


DIVIDENDS

         No dividends have been paid on the Company's Common Stock.

Item 6. SELECTED FINANCIAL DATA

                                      BELDEN & BLAKE CORPORATION
                                                                                              |  SUCCESSOR
                                                 PREDECESSOR COMPANY                          |  COMPANY
                          ------------------------------------------------------------------- |  -------------
                                                                                  SIX MONTHS  |   SIX MONTHS
                                                                                    ENDED     |     ENDED
                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,            JUNE 30,   |  DECEMBER 31,
                          ---------------------------------------------------                 |
 (IN THOUSANDS)              1993          1994          1995          1996          1997     |      1997
                          ----------    ----------    ----------    ----------    ----------- |  -------------
                                                                                              |
 OPERATIONS:                                                                                  |
   Revenues                $ 72,874      $ 79,365      $110,067      $153,235        $79,397  |       $84,126
   Depreciation,                                                                              |
   depletion                                                                                  |
     and amortization         9,693        11,886        19,717        29,752         15,366  |        31,694
   Income (loss) from                                                                         |
     continuing                                                                               |
     operations               3,265         4,180         6,260        15,194         (9,873) |       (11,372)
   Preferred dividends                                                                        |
   paid                         180           180           180           180             45  |           --
                                                                                              |
 BALANCE SHEET DATA:                                                                          |      AS OF
                                                                                              |    12/31/97
                                                                                              |  -------------
   Working capital           28,850        13,612        17,359        22,110                 |        19,846
   Oil and gas                                                                                |
     properties and                                                                           |
     gathering systems,                                                                       |
     net                     86,192       106,710       216,848       222,127                 |       491,183
   Total assets             135,174       148,173       297,298       303,763                 |       599,320
                                                                                              |
   Long-term liabilities,                                                                     |
     less current portion    43,516        47,858       110,523        97,642                 |       355,649
                                                                                              |
   Preferred stock            2,400         2,400         2,400         2,400                 |            --
                                                                                              |
   Total shareholders'                                                                        |
   equity                    76,857        81,142       142,291       158,918                 |        96,858

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         As disclosed in the accompanying notes to consolidated financial statements, on March 27, 1997 the Company entered into a merger agreement with TPG which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the merger is considered effective June 30, 1997 and the operations of the Company prior to July 1, 1997 are classified as predecessor company operations. The consolidated balance sheet at December 31, 1997 includes the application of purchase accounting to measure the Company's assets and liabilities at fair value and is not comparable to the historical balance sheet as of December 31, 1996. Debt incurred to finance the acquisition and related transaction costs are reflected in the December 31, 1997 financial statements. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the second half of 1997. These higher charges are expected to continue in subsequent accounting periods.

         The Company incurred transaction costs associated with the acquisition by TPG of $16.8 million. These costs were expensed in the second quarter of 1997. As a result of the acquisition by TPG, the

Company is highly leveraged, resulting in materially higher interest charges in the second half of 1997. These higher interest charges are expected to continue in subsequent accounting periods.

         The Company's principal business is the acquisition, development and production of, and exploration for, oil and gas reserves, principally in Ohio, West Virginia, Pennsylvania, Michigan, New York and Kentucky, and the gathering and marketing of natural gas.

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

RESULTS OF OPERATIONS
         As a result of the merger with TPG, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997. The following table combines the six-month predecessor company period ended June 30, 1997 with the six-month successor company period ended December 31, 1997 for purposes of the discussion of year-end results (dollars are stated in thousands and as a percentage of revenue).

                                                          YEAR ENDED DECEMBER 31
                                        -----------------------------------------------------------
                                               1997                1996                1995
                                        ------------------  ------------------- -------------------
 REVENUES
   Oil and gas sales                    $  85,756    52.4%  $   79,491    51.9% $   46,853    42.6%
   Gas marketing and gathering             44,371    27.1       44,527    29.0      40,436    36.7
   Oilfield sales and service              30,206    18.5       25,517    16.7      20,066    18.2
   Interest and other                       3,190     2.0        3,700     2.4       2,712     2.5
                                        ------------------  ------------------- -------------------
                                          163,523   100.0      153,235   100.0     110,067   100.0
 EXPENSES
   Production expense                      21,496    13.2       18,098    11.8      11,756    10.7
   Production taxes                         3,172     1.9        3,168     2.1       2,060     1.9
   Cost of gas and gathering expense       37,784    23.1       37,556    24.5      33,831    30.7
   Oilfield sales and service              28,021    17.1       23,142    15.1      18,266    16.6
   Exploration expense                     10,360     6.3        6,064     4.0       4,924     4.5
   General and administrative expense       4,258     2.6        4,573     3.0       3,802     3.4
   Depreciation, depletion and
   amortization                            47,060    28.8       29,752    19.4      19,717    17.9
   Franchise, property and other taxes      1,875     1.2        1,739     1.1       1,228     1.1
                                        ------------------  ------------------- -------------------
                                          154,026    94.2      124,092    81.0      95,584    86.8
                                        ------------------  ------------------- -------------------
 OPERATING INCOME                           9,497     5.8       29,143    19.0      14,483    13.2
   Interest expense                        19,132    11.7        7,383     4.8       6,073     5.5
   Transaction-related  expenses           16,758    10.3
                                        ------------------  ------------------- -------------------
                                           35,890    22.0        7,383     4.8       6,073     5.5
                                        ------------------  ------------------- -------------------
 (LOSS) INCOME FROM  CONTINUING
   OPERATIONS BEFORE INCOME TAXES         (26,393)  (16.2)      21,760    14.2       8,410     7.7
   (Benefit) provision for income taxes    (5,148)   (3.2)       6,566     4.3       2,150     2.0
                                         ------------------  ------------------- -------------------
 (LOSS) INCOME FROM CONTINUING
 OPERATIONS                               (21,245)  (13.0)      15,194     9.9       6,260     5.7
 LOSS FROM DISCONTINUED OPERATIONS                                (439)   (0.3)     (1,139)   (1.0)
                                        ------------------  ------------------- -------------------
 NET (LOSS) INCOME                      $ (21,245)  (13.0)% $   14,755     9.6% $    5,121     4.7%
                                        ==================  =================== ===================

 EBITDAX                                $  66,917    40.9%  $   64,959    42.4% $   39,124    35.5%

1997 COMPARED TO 1996
         Operating income decreased $19.6 million (67%) from $29.1 million in 1996 to $9.5 million in 1997. The operating income from the oil and gas operations segment decreased $18.9 million (76%) from $24.8 million in 1996 to $5.9 million in 1997. The operating income from the oilfield sales and service segment decreased $462,000 from $963,000 in 1996 to $501,000 in 1997. The decrease in operating income was due primarily to an $17.3 million increase in depreciation, depletion and amortization expense from significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above.

         Income from continuing operations decreased $36.4 million from income of $15.2 million in 1996 to a loss of $21.2 million in 1997. This decrease was the result of $16.8 million of transaction-related expenses, the $17.3 million increase in depreciation, depletion and amortization expense and an increase of $11.7 million in interest expense offset by a decrease in the provision for income taxes of $11.7 million. This decrease in the provision for income taxes was primarily due to the decrease in income from continuing operations before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction-related expenses and a decrease in the utilization of nonconventional fuel source tax credits in 1997.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $66.9 million in 1997 compared to $65.0 million in 1996.

         Total revenues increased $10.3 million (7%) in 1997 compared to the same period of 1996. Gross operating margins in 1997 were consistent when compared to the same period in 1996.

         Oil volumes increased 34,000 Bbls (5%) from 719,000 Bbls in 1996 to 753,000 Bbls in 1997 resulting in an increase in oil sales of approximately $700,000. Gas volumes increased 1.8 Bcf (7%) from 25.4 Bcf in 1996 to 27.2 Bcf in 1997 resulting in an increase in gas sales of approximately $4.6 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1996 and 1997.

         The average price paid for the Company's oil decreased from $20.24 per barrel in 1996 to $18.10 per barrel in 1997 which decreased oil sales by approximately $1.6 million. The average price paid for the Company's natural gas increased $.09 per Mcf to $2.65 per Mcf in 1997 compared to 1996 which increased gas sales in 1997 by approximately $2.4 million.

         Production expense increased $3.4 million (19%) from $18.1 million in 1996 to $21.5 million in 1997. The average production cost increased from $.61 per Mcfe in 1996 to $.68 per Mcfe in 1997. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs coupled with a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense. Production taxes were consistent at $3.2 million in 1997 and 1996.

         Depreciation, depletion and amortization increased by $17.3 million (58%) from $29.8 million in 1996 to $47.1 million in 1997. Depletion expense increased $15.5 million (68%) from $23.0 million in 1996 to $38.5 million in 1997. Depletion per Mcfe increased from $.77 per Mcfe in 1996 to $1.21 per Mcfe in 1997. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above.

         Interest expense increased $11.7 million (159%) from $7.4 million in 1996 to $19.1 million in 1997. This increase was due to substantial additional debt incurred primarily to finance the merger.

1996 COMPARED TO 1995
         Operating income increased $14.6 million (101%) from $14.5 million in 1995 to $29.1 million in 1996. The operating income from the oil and gas operations segment increased $12.4 million (99%) from $12.4 million in 1995 to $24.8 million in 1996. The operating income from the oilfield sales and service segment increased $290,000 (43%) from $673,000 in 1995 to $963,000 in 1996. The increase in operating income was due primarily to a $25.2 million increase in gross margin on oil and gas sales offset by a $10.0 million increase in depreciation, depletion and amortization expense.

         Income from continuing operations increased $8.9 million from $6.3 million in 1995 to $15.2 million in 1996. This increase was the result of the increases in operating income above offset by an increase in the provision for income taxes of $4.4 million. This increase in the provision for income taxes was attributable to the increase in income from continuing operations before income taxes and an increase in the effective tax rate. The increase in the effective tax rate was primarily due to the decrease of nonconventional fuel source tax credits as a percentage of income from continuing operations.

         EBITDAX was $65.0 million in 1996 compared to $39.1 million in 1995.

         Total revenues increased $43.2 million (39%) in 1996 compared to 1995. Gross operating margins increased $26.1 million (63%) in 1996 when compared to 1995. The increase in operating income was due primarily to a $25.2 million increase in gross margin on oil and gas sales.

         Oil volumes increased 163,000 Bbls (29%) from 556,000 Bbls in 1995 to 719,000 Bbls in 1996 resulting in an increase in oil sales of approximately $2.7 million. Gas volumes increased 8.4 Bcf (50%) from 17.0 Bcf in 1995 to 25.4 Bcf in 1996 resulting in an increase in gas sales of approximately $18.7 million. These volume increases were primarily due to increased production from properties acquired in 1995 and wells drilled in 1995 and 1996.

         The average price paid for the Company's oil increased from $16.78 per barrel in 1995 to $20.24 per barrel in 1996 which increased oil sales by approximately $2.5 million. The average price paid for the Company's natural gas increased $.35 per Mcf to $2.56 per Mcf in 1996 compared to 1995 which increased gas sales in 1996 by approximately $8.9 million.

         Production expense increased $6.3 million (54%) from $11.8 million in 1995 to $18.1 million in 1996. The average production cost increased from $.58 per Mcfe in 1995 to $.61 per Mcfe in 1996. This increase was primarily due to the increased production volumes discussed above and a reduction in operating fees charged to third parties. Such fees are recorded as a reduction of production expense. Production taxes increased $1.1 million (54%) from $2.1 million in 1995 to $3.2 million in 1996. This increase was primarily due to the increased production volumes discussed above.

         Depreciation, depletion and amortization increased by $10.1 million (51%) from $19.7 million in 1995 to $29.8 million in 1996. Depletion expense increased $7.9 million (53%) from $15.1 million in 1995 to $23.0 million in 1996. This increase was primarily due to additional depletion expense associated with the increased production volumes discussed above. Depletion per Mcfe increased from $.74 per Mcfe in 1995 to $.77 per Mcfe in 1996. This increase was primarily the result of proved reserves added through acquisitions and drilling at a higher cost per Mcfe.

         Interest expense increased $1.3 million (22%) from $6.1 million in 1995 to $7.4 million in 1996. This increase was primarily due to higher average debt balances incurred to finance the 1995 acquisitions (Note 4 "Acquisitions").

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at December 31, 1997 was 1.51 to 1.00. During 1997, working capital decreased $2.3 million from $22.1 million to $19.8 million. The decrease was primarily due to an increase in accrued expenses of $7.5 million offset by an increase in accounts receivable and a decrease in the current portion of long-term debt. The Company's operating activities provided cash flows of $38.4 million in 1997.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The initial borrowing base has been set at $180 million. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semiannual adjustment. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG, to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The new credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.219% at December 31, 1997.

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

         The Company issued $225 million of 9.875% Senior Subordinated Notes on June 27, 1997. The notes mature June 15, 2007. Interest will be payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997.

         The notes are general unsecured obligations of the Company and are subordinated in right of payment to senior debt. Except as otherwise described below, the notes are not redeemable prior to June 15, 2002. Thereafter, the notes are subject to redemption at the option of the Company at specific redemption prices. Prior to June 15, 2000, the Company may, at its option, on any one or more occasions, redeem up to 40% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of the principal amount, plus accrued and unpaid interest, if any on the redemption date, with all or a portion of net proceeds of public sales of common stock of the Company; provided that at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within 60 days of the date of the closing of the related sale of common stock of the Company. Prior to June 15, 2002, the notes may be redeemed as a whole at the option of the Company upon the occurrence of a change in control.

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

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures occurred

June 10, 1997 when holders of the debentures elected to convert them into 275,425 shares of predecessor common stock.

         On June 25, 1997, the Company redeemed all $35 million of its 7% fixed-rate senior notes.

         On June 27, 1997, the Company repaid all outstanding amounts due under the then existing revolving bank facility in the amount of $94.0 million.

         The Company currently expects to spend approximately $38 million during 1998 on its drilling activities and approximately $13 million for other capital expenditures. The Company's acquisition program may be financed with available cash flow, available revolving credit line, additional borrowings or additional equity.

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

INFLATION AND CHANGES IN PRICES
         During 1995, the price paid for the Company's crude oil increased from $15.50 per barrel to a high of $17.50 per barrel, then decreased to $16.50 per barrel at year-end, with an average price for the year of $16.78 per barrel. During 1996, the price paid for the Company's crude oil increased from a low of $16.50 per barrel at year-end 1995 to a high of $22.50 per barrel at year-end 1996, with an average price of $20.24 per barrel. During 1997, the price paid for the Company's crude oil increased from $22.50 per barrel at year-end 1996 to a high of $23.50 per barrel, then decreased to a low of $14.25 at year-end 1997, with an average price of $18.10 per barrel. The average price of the Company's natural gas increased from $2.21 per Mcf in 1995 to $2.56 per Mcf in 1996, then increased to $2.65 per Mcf in 1997.

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

         Historically, a large portion of the Company's natural gas sales has been under long-term fixed price contracts. As a result of recent acquisitions, certain natural gas sales are currently based on indexed prices. Many of these contracts contain "trigger" clauses which allow the Company to fix the price at which deliveries in future months will be sold at the NYMEX price for one or more future months. The Company may also, from time to time, enter into hedging transactions with financial institutions to reduce its exposure to variable commodity pricing.

READINESS FOR YEAR 2000
         The Company has taken actions to understand the nature and extent of the work required to make its systems and operations Year 2000 compliant. The Company has prepared or is in the process of preparing its operations and its financial, information and other computer-based systems for the Year 2000, including the replacing or updating of its legacy systems. The Company will continue to evaluate the estimated costs associated with these actions compared with actual experience. While this may involve additional costs, the Company currently believes that it will manage the Year 2000 conversion without any material effect on its operations or results of operations.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers and directors of the Company as of February 28, 1998 were as follows:

Name                           Age      Position
----                           ---      --------

Ronald L. Clements             55       Chief Executive Officer and Director

Ronald E. Huff                 42       President, Chief Financial Officer and Director

Joseph M. Vitale               56       Senior Vice President Legal, General Counsel, Secretary and
                                        Director

Tommy L. Knowles               47       Senior Vice President Exploration and Production

Leo A. Schrider                59       Senior Vice President Technical Development

Dennis D. Belden               52       Vice President Supply and Service

Duane D. Clark                 42       Vice President Gas Marketing

James C. Ewing                 55       Vice President Human Resources

Charles P. Faber               56       Vice President Corporate Development

Robert W. Peshek               43       Vice President Finance

Dean A. Swift                  45       Vice President, Assistant General Counsel and Assistant Secretary

Henry S. Belden, IV            58       Director

Lawrence W. Kellner            39       Director

Max L. Mardick                 63       Director

William S. Price, III          42       Director

Gareth Roberts                 45       Director

David M. Stanton               35       Director

         All executive officers of the Company serve at the pleasure of its Board of Directors. None of the executive officers of the Company is related to any other executive officer or director, except that Henry S. Belden, IV and Dennis D. Belden are brothers. The Board of Directors consists of nine members each of whom is elected annually to serve one year terms. The business experience of each executive officer and director is summarized below.

         RONALD L. CLEMENTS has been Chief Executive Officer and a Director of the Company since 1997. Previously he served as Senior Vice President of Exploration and Production and managed the Company's Exploration and Production Division from 1993 to 1997. He joined Belden & Blake in 1990 and served as Vice President of Producing Operations. He has more than 30 years of petroleum engineering and production experience. Prior to joining Belden & Blake he served as Vice President and District Manager of TXO Production Corporation in Corpus Christi, Texas. From 1967 to 1982, Mr. Clements held various operational management positions with Shell Oil Company.

         Mr. Clements received a BS degree in Electrical Engineering from the University of North Dakota and a MS degree in Petroleum Engineering from the University of Tulsa. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association.

         RONALD E. HUFF has been President and Chief Financial Officer of the Company since 1997, having previously served as its Senior Vice President and Chief Financial Officer from 1989 to 1996 and Senior Controller from 1986 to 1989. Mr. Huff has been a director of Belden & Blake since 1991. He is a Certified Public Accountant with 20 years of experience in oil and gas finance and accounting. From 1983 to 1986, Mr. Huff served as Vice President and Chief Accounting Officer of Towner Petroleum Company. From 1980 to 1983 he worked for Sonat Exploration Company as Manager of Financial Accounting; and from 1977 to 1980 he served as Corporate Accounting Supervisor for Transco Companies, Incorporated. Mr. Huff received a BS degree in Accounting from the University of Wyoming. He is a member of the Ohio Petroleum Accountants Society and the Financial Executives Institute-Northeast Ohio Chapter.

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

         TOMMY L. KNOWLES has been Senior Vice President of Exploration and Production of the Company since 1997. Previously he served as Vice President of Production from 1996 to 1997. He has 25 years of petroleum engineering and production experience. Prior to joining Belden & Blake, Mr. Knowles served as President of FWA Drilling Company, a subsidiary of Texas Oil & Gas Corporation. From 1982 to 1988 he worked for TXO Production Corporation in Sacramento, California, serving in various management positions including Vice President; from 1979 to 1982 he held the position of Drilling and Production Manager for Texas Oil & Gas Corporation; and, from 1973 to 1979 he held various engineering, supervisory and management positions with Exxon Corporation.

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

         DUANE D. CLARK has been Vice President of Gas Marketing for the Company since 1997. Previously, he served as General Manager of Gas Marketing from 1996 to 1997. He joined the Company in 1995 as a Gas Marketing Analyst. Prior to joining Belden & Blake, Mr. Clark held various management positions with Quaker State Corporation from 1978 to 1995. He has 20 years of experience in the oil and gas industry . Mr. Clark received his BA degree in Mathematics and Economics from Ohio Wesleyan University. His professional affiliations include the Ohio Oil and Gas Association, the Independent Oil and Gas Association of West Virginia and the Pennsylvania Oil and Gas Association.

         JAMES C. EWING has been Vice President of Human Resources for the Company since 1997. He previously served as Human Resources Manager. Mr. Ewing joined Belden & Blake in April of 1986 and has 12 years of experience in the oil and gas industry and more than 20 years of experience in the Human Resource field. Prior to joining Belden & Blake, he was the Director of Personnel for the Union Metal Manufacturing Company from 1978 to 1986. Mr. Ewing holds a Bachelor of Arts degree in Psychology from West Liberty State College. He is a member of the Society for Human Resource Management. He is a founder and current member of the Stark County Health Care Coalition; President of the Stark County Historical Society; and, Chairman of the Business Advisory Board and adjunct faculty member of Kent State University.

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

        ROBERT W. PESHEK has served as Vice President of Finance for the Company since 1997. Previously, he served as Corporate Controller and Tax Manager from 1994 to 1997. Prior to joining Belden & Blake, Mr. Peshek served as a Senior Manager of the Tax Department at Ernst & Young LLP from 1981 to 1994. He is a Certified Public Accountant with extensive experience in taxation, accounting and auditing. Mr. Peshek holds a Bachelor of Business Administration degree in Accounting from Kent

State University where he graduated with honors.
His professional affiliations include the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

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

         HENRY S. BELDEN, IV served as Chairman and Chief Executive Officer of the Company from 1982 to 1997. He resigned as Chairman and Chief Executive Officer upon the Company's acquisition by TPG (the "Acquisition"), and was appointed to serve on the Board of Directors upon consummation of the Acquisition. Mr. Belden has been involved in oil and gas production since 1955 and associated with Belden & Blake since 1967. Prior to joining Belden & Blake, he was employed by Ashland Oil & Refining Company and Halliburton Services, Incorporated. Mr. Belden attended Florida State University and the University of Akron and is a member of the 25-Year Club of the Petroleum Industry and the Board of Trustees of the Ohio Oil and Gas Association. He is also a member of the Regional Advisory Board of the Independent Petroleum Association of America and a director and a member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He is a member of the Interstate Oil Compact Commission. Other professional memberships include the World Business Council and the Association of Ohio Commodores. He is a director of KeyBank-Canton District and Phoenix Packaging Corporation.

         LAWRENCE W. KELLNER is Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. In this position, Mr. Kellner is responsible for Treasury activities, Fleet Management, Financial Planning, Information Technology, Fuel Purchasing, Accounting and Risk Management. Most recently, he was Executive Vice President and Chief Financial Officer for American Savings Bank, with approximately $20 billion in assets, where he was responsible for all financial operations and strategic planning. Prior to joining American Savings Bank, Mr. Kellner was Executive Vice President and Chief Financial Officer for The Koll Company. While at The Koll Company, he managed the $5 billion domestic and international real estate portfolio of both the company and its 250 affiliated partnerships. Mr. Kellner began his career at Ernst & Young LLP where he was responsible for the operation and administration of the company's real estate consulting and accounting division in Southern California. Mr. Kellner graduated magna cum laude with a Bachelor of Science, Business Administration degree from the University of South Carolina. He is a Certified Public Accountant and has been active in numerous community and civic organizations including past positions on several boards of directors.

         MAX L. MARDICK was President and Chief Operating Office of the Company from 1990 to 1997, a director from 1992 to 1997 and a director of predecessor companies from 1988 to 1992. He resigned as President and Chief Operating Officer upon consummation of the Acquisition and was appointed to serve on the Board of Directors upon consummation of the Acquisition. He previously served as Executive Vice President and Chief Operating Officer from 1988 to 1990. Mr. Mardick is a Petroleum Engineer with more than 35 years of experience in domestic and international production, engineering, drilling operations and property evaluation. Prior to joining Belden & Blake, he was employed for more than 30 years by Shell Oil Company in various engineering, supervisory and senior management positions, including: Manager, Property Acquisitions and Business Development (1986-1988); Production Manager for Shell's Onshore and Eastern Divisions (1981-1986); Production Manager of Shell's Rocky Mountain Division (1980-1981); Operations Manager (1977-1980); and Engineering Manager (1975-1977). Mr. Mardick holds a BS degree in Petroleum Engineering from the University of Kansas. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association. He has served as Vice Chairman of the Alabama-Mississippi section of the Mid-Continent Oil and Gas Association.

         WILLIAM S. PRICE, III, who became a director upon consummation of the Acquisition, was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for G.E. Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a 1978 graduate of Stanford University and received a JD degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price is Chairman of the Board of Favorite Brands International, Inc. and Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Boards of Directors of Continental Airlines, Inc., Continental Micronesia, Inc., Denbury Resources, Inc. and Vivra Specialty Partners, Inc.

         GARETH ROBERTS is President, Chief Executive Officer and a Director of Denbury Resources, Inc. ("Denbury"), and is the founder of the operating subsidiary of Denbury, which was founded in April 1990. Mr. Roberts has 25 years of experience in the exploration and development of oil and natural gas properties with Texaco, Inc., Murphy Oil Corporation and Coho Resources, Inc. His expertise is particularly focused in the Gulf Coast region where he specializes in the acquisition and development of old fields with low productivity. Mr. Roberts holds honors and masters degrees in Geology and Geophysics from St. Edmund Hall, Oxford University.

         DAVID M. STANTON, who became a director upon consummation of the Acquisition, is a partner of Texas Pacific Group. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton earned a BS degree in Chemical Engineering from Stanford University and received an MBA from the Stanford Graduate School of Business. Mr. Stanton serves on the Boards of Directors of Denbury Resources, Inc., TPG Communications, Inc. and Paradyne Partners, L.P.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table shows the annual and long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 1997, 1996 and 1995 of the Company's Chief Executive Officer and its other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation     All Other
                                          Annual Compensation                     Award          Compensation(2)
                          -------------------------------------------------    ----------------  ---------------
                                                                               No. of Shares
 Name and                                                      Other Annual    Underlying
 Principal Position       Year       Salary        Bonus       Compensation    Options/SARs (1)
-------------------       ----       ------        -----       ------------    ----------------
 Henry S. Belden IV       1997       $180,600           --           --           --            $20,568(4)
 Chairman of the Board    1996       $322,038      $ 161,962         --         40,000          $25,869(4)
 and Chief Executive      1995       $310,994      $ 145,765         --         40,000          $18,720(4)
 Officer (3)

 Max L. Mardick           1997       $146,892           --           --           --            $ 5,575
 President and Chief      1996       $236,731      $  83,793         --         25,000          $13,439
 Operating Officer  (5)   1995       $229,808      $  72,445         --         25,000          $ 7,042

 Ronald L. Clements       1997       $239,154      $  84,390         --        137,366          $14,625
 Chief Executive Officer  1996       $171,173      $  66,303       $4,000       20,000          $11,342
                          1995       $161,373      $  62,568       $5,000       20,000          $ 7,629

 Ronald E. Huff           1997       $208,646      $  83,192         --        137,366          $13,767
 President and Chief      1996       $166,462      $  66,175         --         20,000          $11,550
 Financial Officer        1995       $168,466      $  32,706         --         20,000          $ 8,016

 Joseph M. Vitale         1997       $168,800      $  66,627         --         54,946          $11,863
 Senior Vice President    1996       $162,069      $  66,020         --         20,000          $10,078
 Legal, General Counsel   1995       $156,066      $  52,810         --         20,000          $ 8,768
 and Secretary

 Tommy L. Knowles         1997       $167,154      $  46,563         --         54,946          $72,009(6)
 Senior Vice President    1996       $141,923      $  12,772         --         20,000          $57,041(7)
 of Exploration and
 Production

 Leo A. Schrider          1997       $128,504      $  20,065         --         20,000          $10,046
 Senior Vice President    1996       $124,261      $  19,616         --         12,500          $ 8,416
 of Technical Development 1995       $120,954      $  14,078         --         12,500          $ 6,194

---------------------

(1) All awards prior to June 27, 1997 relate to options to purchase stock in the predecessor company.

(2) Represents contributions of cash and Common Stock to the Company's 401(k) Profit Sharing Plan for the account of the named executive officers.

(3) Mr. Belden served as Chairman and Chief Executive Officer until his resignation on June 27, 1997.

(4) Includes $9,012, $8,316 and $7,641 as the portion of the total premium paid by the Company in 1997, 1996 and 1995, respectively, under a split-dollar insurance plan that is attributable to term life insurance coverage for Mr. Belden.

(5) Mr. Mardick served as President and Chief Operating Officer until his resignation on June 27, 1997.

(6)      Includes stock grants amounting to $60,803.

(7) Includes stock grants amounting to $17,500 and moving expenses of $34,269.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
--------------------------------------------------------------

                                              % of Total
                                             Options/SARs
                              Options/        Granted to
                                SARs         Employees in       Exercise or     Expiration      Grant Date
           Name              Granted(1)       Fiscal Year       Base Price          Date      Present Value(3)
           ----              ----------       -----------       ----------      ----------    ----------------

 Ronald L. Clements          137,366(1)          21.0%             $10.82         6/26/07          $243,138
 Ronald E. Huff              137,366(1)          21.0%              10.82         6/26/07           243,138
 Joseph M. Vitale            54,946 (2)           8.4%              10.82         11/30/07          117,035
 Tommy L. Knowles            54,946 (2)           8.4%              10.82         11/30/07          117,035
 Leo A. Schrider             20,000 (2)           3.1%              10.82         11/30/07           42,600

(1) These options are exercisable starting 12 months after the date of grant, with 25% of the shares covered thereby becoming exercisable at that time and the balance becoming exercisable at the rate of 8.33% at the end of each quarter thereafter.

(2) These options are exercisable starting 12 months after the date of grant, with 25% of the shares covered thereby becoming exercisable at that time and an additional 25% becoming exercisable on each successive anniversary date. The options were granted for a term of ten years, subject to earlier termination on cessation of employment.

(3) This is a hypothetical valuation using the Black-Scholes valuation method. The Company's use of this model should not be considered as an endorsement of its accuracy at valuing options. All stock option valuation methods, including the Black-Scholes model, require a prediction about the future movement of the stock price. Since all options are granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant, no value will be realized if there is no appreciation in the market price of the stock.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                                        Value of Unexercised
                                                  Number of Unexercised                     In-the Money
                                                  Options/SARs at FY-End               Options/SARs at FY-End
                                                  ----------------------             --------------------------
                           Shares
                          Acquired        Value
         Name           on Exercise(1)  Realized(2) Exercisable    Unexercisable    Exercisable    Unexercisable
         ----           ------------   ---------   -----------    -------------    -----------    -------------
 Henry S. Belden IV        69,750     $1,063,219      63,360            --          $567,706          $ --
 Max L. Mardick            41,250        625,781      39,387            --           352,908            --
 Ronald L. Clements        16,250        217,656      31,168         137,366         279,265            --
 Ronald E. Huff            31,250        472,656      31,168         137,366         279,265            --
 Joseph M. Vitale          70,000        806,875        --            54,946            --              --
 Tommy L. Knowles          20,000        155,000        --            54,946            --              --
 Leo A. Schrider           35,000        354,063        --            20,000            --              --

(1) There were no options exercised in 1997. The amounts shown represent the number of shares related to options which were surrendered in connection with the merger.

(2) Represents cash received on surrender of options equal to the amount by which the per share amount received by shareholders in exchange for their shares of common stock in the merger exceeded the option price.

COMPENSATION OF DIRECTORS

         Directors of the Company are not compensated for their services as such nor for their participation on any committees of the Board of Directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has severance agreements with Messrs. Clements, Huff and Vitale which entitle each of them to receive a lump sum severance payment equal to 300% of the sum of (i) his respective annual base salary at the highest rate in effect for any period prior to his employment termination plus (ii) his highest annual bonus and incentive compensation during the three-year period preceding a change in control, in the event of the termination of his employment by the Company other than for "cause" (as defined therein) or his resignation in response to a substantial reduction in responsibilities, authority, position, compensation or location of his place of work within three years following a change in control. In addition, each of them would be entitled to receive an additional payment sufficient to cover any excise tax imposed by Section 4999 of the Code on the severance payments or other payment considered "contingent on a change in ownership or control" of the Company within the meaning of Section 280G of the Code.

         Messrs. Clements and Huff each entered into employment agreements dated as of June 27, 1997 (the "Employment Agreements") providing for their employment as Chief Executive Officer and President, respectively, of the Company. The Employment Agreements provide for an annual base salary of not less than $300,000 payable to Mr. Clements and $250,000 payable to Mr. Huff. Messrs. Clements and Huff will each be entitled to earn an annual bonus of up to 50% of his annual base salary based on the attainment of certain goals to be set by the Company's Board of Directors. Each of Messrs. Clements and Huff agreed to continue to hold, and not surrender, certain stock options previously granted to him under the Company's Stock Option Plan, thereby foregoing the right to receive $334,220 each in cash upon the surrender of such options. The Employment Agreements provide for the granting to each of Messrs. Clements and Huff of additional options to purchase shares of common stock of the Company constituting 1.25% of the outstanding common stock (on a fully-diluted basis) at an option price equivalent to the price paid by TPG in connection with the Acquisition. The options will vest over a four year period, with one-fourth (1/4) vesting one year after the date of grant and the balance at the rate of one-twelfth (1/12) at the end of each quarter thereafter during the continuation of employment with the Company. The Employment Agreements provide for certain call options and rights of first refusal in connection with the shares of common stock obtainable upon the exercise of stock options.

         The Employment Agreements provide that Messrs. Clements and Huff will be entitled to employee welfare and retirement benefits substantially comparable to those presently provided by the Company and to any other employee benefits later made available to senior executive management of the Company.

         The Employment Agreements further provide that the existing severance agreements that Messrs. Clements and Huff have with the Company will remain in force and upon the expiration thereof will be replaced by new severance agreements providing substantially the same benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until June 27, 1997, the Compensation Committee of the Board of Directors consisted of George M. Smart, Raymond D. Saunders and Gary R. Petersen, all of whom are outside directors. Henry S. Belden IV, who was the Chairman of and Chief Executive Officer of the Company until completion of the merger on June 27, 1997, is a director of Phoenix Packaging Corporation of which Mr. Smart is President and Chief Executive Officer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
           MANAGEMENT
           ----------

         The following table sets forth certain information as of February 28, 1998 regarding the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the Company's outstanding common stock, each director, the chief executive officer and the four other most highly compensated executive officers and by all directors and executive officers of the Company, as a group:

            FIVE PERCENT SHAREHOLDERS                     NUMBER OF SHARES          PERCENTAGE OF SHARES
            -------------------------                     ----------------          --------------------
TPG Advisors II, Inc.
201 Main Street, Suite 2420
Fort Worth, Texas  76102                                  9,353,038(1)               92.5%

State Treasurer of the State of Michigan,
Custodian of the Public School Employees'
Retirement System, State Employees Retirement
System, Michigan State Police Retirement System
and Michigan Judges Retirement System                         554,376                 5.5%

              OFFICERS AND DIRECTORS
              ----------------------
William S. Price, III                                     9,353,038 (1)              92.5%
Henry S. Belden IV                                           63,360 (2)                  *
Ronald L. Clements                                           31,168 (2)                  *
Ronald E. Huff                                               31,168 (2)                  *
Lawrence W. Kellner                                                 -0-                 -0-
Max L. Mardick                                               39,387 (2)                  *
Tommy L. Knowles                                                    -0-                 -0-
Gareth Roberts                                                      -0-                 -0-
David M. Stanton                                                    -0-                 -0-
Leo A. Schrider                                                     -0-                 -0-
Joseph M. Vitale                                                    -0-                 -0-
All directors and executive                                   9,518,121              94.1%
   officers as a group

*Less than 1%
(1) Neither TPG Advisors II, Inc. nor Mr. Price is the record owner of any shares of the Company's common stock. Mr. Price is, however, a director, executive officer and shareholder of TPG Advisors II, Inc., which is the general partner of TPG GenPar II, L.P., which in turn is the general partner of each of TPG II, TPG Investors II, L.P. and TPG Parallel II, L.P. which are the direct beneficial owners of 7,976,645, 832,047 and 544,346 shares of common stock, respectively.

(2)      Consists of shares subject to stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Acquisition, the Company entered into a Transaction Advisory Agreement with TPG Partners II, L.P. pursuant to which TPG Partners II, L.P. received a cash financial advisory fee of $5.0 million upon the closing of the Acquisition as compensation for its services as financial advisor in connection with the Acquisition. TPG Partners II, L.P. also will be entitled to receive (but, at its discretion, may waive) fees of up to 1.5% of the "transaction value" for each subsequent transaction (a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction) in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The Transaction Advisory Agreement shall continue until the earlier of (i) 10 years from the execution date or (ii) the date on which TPG Partners II, L.P. and its affiliates cease to own, beneficially, directly or indirectly, at least 25% of the voting power of the securities of the Company. In management's opinion, the fees provided for under the Transaction Advisory Agreement reasonably reflect the benefits received and to be received by the Company.

         Messrs. Belden and Mardick have each entered into non-competition agreements with the Company dated March 27, 1997 (the "Non-Competition Agreements"), which became effective contemporaneously with consummation of the Acquisition. Pursuant to the terms of the Non-Competition Agreements, Messrs. Belden and Mardick have each agreed, for a period of three (3) years from June 27, 1997 that he will not, in any county in the United States in which the Company does business, directly or indirectly, either for himself or as a member of a partnership or as a shareholder, investor, agent, associate or consultant engage in any business in which the Company is engaged immediately prior to June 27, 1997. Messrs. Belden and Mardick have each further agreed that he will not, directly or indirectly, make any misleading or untrue statement that disparages or would have the effect of disparaging the Company or any of its affiliates or employees or of adversely affecting the reputation, business or credit rating of the Company or any of its affiliates or employees, and that, for a period of three years from June 27, 1997, he will not, directly or indirectly, interfere with, or take any action that would have the effect of interfering with, the contractual and other relationships between the Company or any of its affiliates and any of its or their employees, customers or suppliers. In consideration of such agreements, Mr. Belden will receive $2,400,616.44 and Mr. Mardick will receive $983,711.16 in each case payable in 36 monthly installments.

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
           FORM 8-K
           --------

         (a)      Documents filed as a part of this report:

         1.  Financial Statements

         The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

         2.  Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.  Exhibits

No.                                                  Description
--                                                   -----------

2.1 Agreement and Plan of Merger dated as of March 27, 1997 by and among TPG Partners II, BB Merger Corp. and Belden & Blake
                  Corporation-incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No.
                  333-33407)

3.1               Amended and Restated Articles of Incorporation of Belden &
                  Blake Corporation (fka Belden & Blake Energy
                  Corporation)--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No.
                  333-33407)

3.2 Code of Regulations of Belden & Blake Corporation-- incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-33407)



4.1 Indenture dated as of June 27, 1997 between the Company, the Subsidiary Guarantors and LaSalle National Bank, as trustee, relating to the Notes--incorporated by reference to Exhibit
                  4.1 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-33407)

4.2 Registration Rights Agreement dated as of June 27, 1997 between the Company, the Guarantors and Chase Securities, Inc.
                  --incorporated by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-33407)

4.3               Form of 9 7/8% Senior Subordinated Notes due 2007, Original
                  Notes (included in Exhibit 4.1)--incorporated by reference to
                  Exhibit 4.3 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-33407)

4.4               Form of 9 7/8% Senior Subordinated Notes due 2007, Exchange
                  Notes (included in Exhibit 4.1)--incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-33407)

10.1 Credit Agreement dated as of June 27, 1997 by and among the Company, each of the Lenders named therein and The Chase
                  Manhattan Bank, as Agent--incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-33407)

10.2 Transaction Advisory Agreement dated as of June 27, 1997 by and between the Company and TPG Partners II, L.P.-- incorporated by reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-33407)

10.3 Employment Agreement dated as of June 27, 1997 by and between the Company and Ronald L. Clements--incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form S-4 (Registration No. 333-33407)

10.4 Employment Agreement dated as of June 27, 1997 by and between the Company and Ronald E. Huff--incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
                  Form S-4 (Registration No. 333-33407)

10.5 Belden & Blake Corporation Non-Qualified Stock Option Plan-- incorporated by reference to Exhibit 10.5 to the Company's
                  Registration Statement on Form S-4 (Registration No 333-33407)

10.6 Form of Severance Agreement between the Company and the following officers: Ronald E. Huff, Ronald L. Clements and
                  Joseph M. Vitale-- incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.7 Form of Severance Agreement between the Company and the following officers and managerial personnel: Dennis D.
                  Belden, James C. Ewing, Charles P. Faber, Tommy L. Knowles,
                  Donald A. Rutishauser, L. H. Sawatsky, Leo A. Schrider and
                  Dean A. Swift -- incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1996

10.8              Severance Pay Plan for Key Employees of Belden & Blake
                  Corporation-- incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.9(a) Stock Option Plan of the Company--incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
                  Form S-4 (Registration No. 33-43209)

10.9(b) Stock Option Plan of the Company (as amended)--incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (Registration No. 33-62785)

21*               Subsidiaries of the Registrant

23*               Consent of Ernst & Young, LLP, Independent Auditors

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

                                                BELDEN & BLAKE CORPORATION


March 25, 1998                                  By: /s/ Ronald L. Clements
----------------------------                      ------------------------------
Date                                                Ronald L. Clements
                                                    Chief Executive Officer
                                                    and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald L. Clements         Chief Executive Officer            March 25, 1998
--------------------------     and Director                       --------------
Ronald L. Clements             (Principal Executive Officer)      Date


/s/ Ronald E. Huff             President, Chief Financial         March 25, 1998
--------------------------     Officer and Direct                 --------------
Ronald E. Huff                 (Principal Financial and           Date
                               Accounting Officer)

/s/ Joseph M. Vitale           Senior Vice President Legal,       March 25, 1998
--------------------------     General Counsel,                   --------------
Joseph M. Vitale               Secretary and Director             Date


                               Director                           March 25, 1998
--------------------------                                        --------------
Henry S. Belden IV                                                Date


/s/ Lawrence W. Kellner        Director                           March 25, 1998
--------------------------                                        --------------
Lawrence W. Kellner                                               Date


/s/ Max L. Mardick             Director                           March 25, 1998
--------------------------                                        --------------
Max L. Mardick                                                    Date


                               Director                           March 25, 1998
--------------------------                                        --------------
William S. Price                                                  Date

                         Director                         March 25, 1998
----------------------                                    ---------------------
Gareth Roberts                                            Date


/s/ David M. Stanton     Director                         March 25, 1998
----------------------                                    ---------------------
David M. Stanton                                          Date



                                             BELDEN & BLAKE CORPORATION
                                                INDEX TO CONSOLIDATED
                                          FINANCIAL STATEMENTS AND SCHEDULES

                                                 ITEM 14(a) (1) AND (2)


                                                                                                            PAGE
                                                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
    Report of Independent Auditors.......................................................................    F-2
    Consolidated Balance Sheet as of December 31, 1997 (Successor Company) ..............................    F-3
    Consolidated Statements of Operations:
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Years ended December 31, 1996 and 1995 (Predecessor Company) .....................................    F-4
    Consolidated Statements of Shareholders' Equity:
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Years ended December 31, 1996 and 1995 (Predecessor Company) .....................................    F-5
    Consolidated Statements of Cash Flows:
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Years ended December 31, 1996 and 1995 (Predecessor Company) .....................................    F-6
    Notes to Consolidated Financial Statements ..........................................................    F-7




All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheet of Belden & Blake Corporation ("Successor Company") as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the six month period ended December 31, 1997 ("Successor period"). We have also audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Belden & Blake Corporation ("Predecessor Company") for the six month period ended June 30, 1997 and each of the two years in the period ended December 31, 1996 ("Predecessor periods"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1997 and the consolidated results of their operations and their cash flows for the Successor period and the Predecessor periods in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP


Cleveland, Ohio
March 5, 1998

                                  BELDEN & BLAKE CORPORATION
                                  CONSOLIDATED BALANCE SHEET
                                       December 31, 1997
                                        (in thousands)

ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                                    $       6,552
     Accounts receivable, net                                                            35,743
     Inventories                                                                          9,614
     Deferred income taxes                                                                2,702
     Other current assets                                                                 4,052
                                                                                 ---------------
                TOTAL CURRENT ASSETS                                                     58,663

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                                 499,864
     Gas gathering systems                                                               20,713
     Land, buildings, machinery and equipment                                            25,602
                                                                                 ---------------
                                                                                        546,179
     Less accumulated depreciation, depletion and amortization                           31,036
                                                                                 ---------------
                PROPERTY AND EQUIPMENT, NET                                             515,143

OTHER ASSETS                                                                             25,514
                                                                                 ---------------
                                                                                  $     599,320
                                                                                 ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable                                                             $       9,078
     Accrued expenses                                                                    28,442
     Current portion of long-term liabilities                                             1,297
                                                                                 ---------------
                TOTAL CURRENT LIABILITIES                                                38,817

LONG-TERM LIABILITIES
     Bank and other long-term debt                                                      126,269
     Senior subordinated notes                                                          225,000
     Other                                                                                4,380
                                                                                 ---------------
                                                                                        355,649

DEFERRED INCOME TAXES                                                                   107,996

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated
       value per share; authorized 58,000,000 shares;
       issued and outstanding 10,000,000 shares                                           1,000
     Paid in capital                                                                    107,230
     Deficit                                                                            (11,372)
                                                                                 ---------------
                TOTAL SHAREHOLDERS' EQUITY                                               96,858
                                                                                 ---------------
                                                                                  $     599,320
                                                                                 ===============

See accompanying notes.

                                        BELDEN & BLAKE CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands)


                                              Successor    |
                                               Company     |             Predecessor Company
                                            -------------- | ----------------------------------------------
                                             Six months    | Six months         Year            Year
                                                ended      |    ended           ended           ended
                                            December 31,   |  June 30,      December 31,    December 31,
                                                1997       |    1997            1996            1995
                                            ============== | ==============  ==============  ==============
REVENUES                                                   |
                                                           |
   Oil and gas sales                         $     44,165  |   $    41,591     $    79,491    $     46,853
   Gas marketing and gathering                     22,714  |        21,657          44,527          40,436
   Oilfield sales and service                      15,541  |        14,665          25,517          20,066
   Interest and other                               1,706  |         1,484           3,700           2,712
                                            -------------- | --------------  --------------  --------------
                                                   84,126  |        79,397         153,235         110,067
EXPENSES                                                   |
   Production expense                              11,338  |        10,158          18,098          11,756
   Production taxes                                 1,525  |         1,647           3,168           2,060
   Cost of gas and gathering expense               19,444  |        18,340          37,556          33,831
   Oilfield sales and service                      14,085  |        13,936          23,142          18,266
   Exploration expense                              5,980  |         4,380           6,064           4,924
   General and administrative expense               1,813  |         2,445           4,573           3,802
   Depreciation, depletion and amortization        31,694  |        15,366          29,752          19,717
   Franchise, property and other taxes                967  |           908           1,739           1,228
                                            -------------- | --------------  --------------  --------------
                                                   86,846  |        67,180         124,092          95,584
                                            -------------- | --------------  --------------  --------------
OPERATING (LOSS) INCOME                            (2,720) |        12,217          29,143          14,483
                                                           |
   Interest expense                                15,417  |         3,715           7,383           6,073
   Transaction-related expenses                            |        16,758
                                            -------------- | --------------  --------------  --------------
                                                   15,417  |        20,473           7,383           6,073
                                            -------------- | --------------  --------------  --------------
(LOSS) INCOME FROM CONTINUING                              |
   OPERATIONS BEFORE INCOME TAXES                 (18,137) |        (8,256)         21,760           8,410
   (Benefit) provision for income taxes            (6,765) |         1,617           6,566           2,150
                                            -------------- | --------------  --------------  --------------
(LOSS) INCOME FROM                                         |
   CONTINUING OPERATIONS                          (11,372) |        (9,873)         15,194           6,260
LOSS FROM DISCONTINUED OPERATIONS                          |                          (439)         (1,139)
                                            -------------- | --------------  --------------  --------------
NET (LOSS) INCOME                            $    (11,372) |   $    (9,873)    $    14,755    $      5,121
                                            ============== | ==============  ==============  ==============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                  Successor Company      Predecessor Company
                                 ===================   =======================
                                  Common    Common      Common      Common      Preferred
                                  Shares     Stock      Shares       Stock        Stock
                                 =========  ========   ========= =============  ==========
Predecessor Company:
JANUARY 1, 1995                        --   $      --      7,085  $        709   $   2,400

Stock issued                                               4,028           403
Net income
Preferred stock dividend
Stock options exercised                                        2            --
Employee stock bonus                                          22             2
Restricted stock vested
-------------------------------------------------------------------------------------------
DECEMBER 31, 1995                      --          --     11,137         1,114       2,400

Net income
Preferred stock dividend
Stock options exercised and
             related tax benefit                               3            --
Employee stock bonus                                          26             3
Restricted stock activity                                      4            --
Conversion of debentures                                      62             6
-------------------------------------------------------------------------------------------
DECEMBER 31, 1996                      --          --     11,232         1,123       2,400

Net loss
Preferred stock redeemed                                                            (2,400)
Preferred stock dividend
Subordinated debentures
       converted to common stock                             275            27
Stock options exercised and surrendered
         and related tax benefit                               1            --
Employee stock bonus                                          36             4
Restricted stock activity
Redemption of common stock                               (11,544)       (1,154)
Sale of common stock               10,000       1,000
SUCCESSOR COMPANY:
-------------------------------------------------------------------------------------------
JUNE 30, 1997                      10,000       1,000         --            --          --

Net loss
-------------------------------------------------------------------------------------------
DECEMBER 31, 1997                  10,000   $   1,000         --  $         --   $      --
===========================================================================================



                                                Retained     Unearned
                                   Paid in      Earnings    Restricted
                                   Capital      (Deficit)      Stock        Total
                                  ============  ============  ==========  ============
Predecessor Company:
January 1, 1995                   $    70,379   $     7,879   $    (225)  $    81,142

Stock issued                           55,264                                  55,667
Net income                                            5,121                     5,121
Preferred stock dividend                               (180)                     (180)
Stock options exercised                    25                                      25
Employee stock bonus                      251                                     253
Restricted stock vested                   144                       119           263
--------------------------------------------------------------------------------------
December 31, 1995                     126,063        12,820        (106)      142,291

Net income                                           14,755                    14,755
Preferred stock dividend                               (180)                     (180)
Stock options exercised and
             related tax benefit           47                                      47
Employee stock bonus                      418                                     421
Restricted stock activity                 263                        71           334
Conversion of debentures                1,244                                   1,250
--------------------------------------------------------------------------------------
December 31, 1996                     128,035        27,395         (35)      158,918

Net loss                                             (9,873)                   (9,873)
Preferred stock redeemed                                                       (2,400)
Preferred stock dividend                                (45)                      (45)
Subordinated debentures
       converted to common stock        5,523                                   5,550
Stock options exercised and
       surrendered and related
       tax benefit                      1,596                                   1,596
Employee stock bonus                      926                                     930
Restricted stock activity                  17                        35            52
Redemption of common stock           (136,097)      (17,477)                 (154,728)
Sale of common stock                  107,230                                 108,230
Successor Company:
--------------------------------------------------------------------------------------
June 30, 1997                         107,230            --          --       108,230

Net loss                                            (11,372)                  (11,372)
--------------------------------------------------------------------------------------
December 31, 1997                 $   107,230   $   (11,372)  $      --   $    96,858
======================================================================================

See accompanying notes.
                                      F-5

                                                 BELDEN & BLAKE CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)


                                                                 Successor      |
                                                                 Company        |                   Predecessor Company
                                                           -------------------- | --------------------------------------------------
                                                               Six months       |    Six months          Year            Year
                                                                  ended         |      ended             ended           ended
                                                              December 31,      |     June 30,        December 31,    December 31,
                                                                  1997          |       1997              1996            1995
                                                           ==================== | ================  ================ ===============
CASH FLOWS FROM OPERATING ACTIVITIES:                                           |
                                                                                |
   Net (loss) income                                         $         (11,372) |   $      (9,873)   $       14,755    $    5,121
   Adjustments to reconcile net (loss) income to net cash                       |
     provided by operating activities:                                          |
       Depreciation, depletion and amortization                         31,694  |          15,366            29,752         20,154
       Transaction-related expenses                                             |          15,903
       Loss on disposal of property and equipment                           51  |             356               534            177
       Deferred income taxes                                            (6,379) |           3,125             4,232            488
       Deferred compensation and stock grants                              380  |           1,756             1,311          1,067
       Change in operating assets and liabilities, net of                       |
          effects of purchases of businesses:                                   |
            Accounts receivable and other operating assets              (5,280) |           1,237            (4,385)       (14,485)
            Inventories                                                    597  |             112              (144)           469
            Accounts payable and accrued expenses                       (4,064) |           4,800               476          8,958
                                                           -------------------- | ----------------  ---------------- ---------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES               5,627  |          32,782            46,531         21,949
                                                                                |
CASH FLOWS FROM INVESTING ACTIVITIES:                                           |
   Acquisition of businesses, net of cash acquired                     (14,276) |          (9,263)           (4,543)       (99,837)
   Proceeds from property and equipment disposals                          785  |             704             2,227            589
   Additions to property and equipment                                 (23,663) |         (18,419)          (37,074)       (23,855)
   Increase in other assets                                               (274) |          (9,496)             (705)          (867)
                                                           -------------------- | ----------------  ---------------- ---------------
                     NET CASH USED IN INVESTING ACTIVITIES             (37,428) |         (36,474)          (40,095)       (123,970)
                                                                                |
CASH FLOW FROM FINANCING ACTIVITIES:                                            |
   Proceeds from revolving line of credit and long-term debt                    |          46,000            16,105           73,000
   Proceeds from new credit agreement                                   24,020  |         104,000
   Proceeds from senior subordinated notes                                      |         225,000
   Sale of common stock                                                         |         108,230
   Repayment of long-term debt and other obligations                    (2,989) |        (140,325)          (26,117)        (17,818)
   Payment to shareholders and optionholders                                    |        (312,164)
   Transaction-related expenses                                                 |         (15,903)
   Preferred stock redeemed                                                     |          (2,400)
   Preferred stock dividends                                                    |             (45)             (180)           (180)
   Proceeds from sale of common stock and stock options                         |              15                40          59,438
   Common stock placement cost                                                  |                                            (3,746)
                                                           -------------------- | ----------------  ---------------- ---------------
                            NET CASH PROVIDED BY (USED IN)                      |
                                      FINANCING ACTIVITIES              21,031  |          12,408           (10,152)        110,694
                                                           -------------------- | ----------------  ---------------- ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (10,770) |           8,716            (3,716)          8,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        17,322  |           8,606            12,322           3,649
                                                           -------------------- | ----------------  ---------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $           6,552  |   $      17,322    $        8,606    $     12,322
                                                           ==================== | ================  ================ ===============


See accompanying notes.

                        BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      MERGER
         On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), a private investment partnership, pursuant to which TPG and certain other investors acquired the Company in an all-cash transaction valued at $440 million. Under the terms of the agreement, TPG and such investors paid $27 per share for all common shares outstanding plus an additional amount to redeem certain stock options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997. The acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the period subsequent to June 30, 1997 are presented on the Company's new basis of accounting, while the results of operations for the periods ended June 30, 1997 and December 31, 1996 and 1995 reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

         Following are unaudited pro forma results of operations as if the merger occurred at the beginning of 1996 (in thousands):




                                       YEAR ENDED DECEMBER 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
 Total revenues                     $     163,523   $    153,235
 Loss from continuing operations          (19,970)       (14,701)



         The unaudited pro forma information presented above assumes the transaction-related expenses were incurred prior to the period presented and does not purport to be indicative of the results that actually would have been obtained if the merger had been consummated at the beginning of 1996 and is not intended to be a projection of future results or trends.

         In connection with the merger, the Company entered into a Transaction Advisory Agreement with TPG pursuant to which TPG received a cash financial advisory fee of $5.0 million for services as financial advisor in connection with the merger. The fee is included in the $16.8 million of transaction-related expenses. TPG also will be entitled to receive (but, at its discretion, may waive) fees of up to 1.5% of the transaction value for each subsequent transaction (a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction) entered into by the successor company.

         Certain former officers have entered into non-competition agreements with the Company dated March 27, 1997, which became effective contemporaneously with consummation of the merger. These agreements have a term of 36 months and a total value of $3.0 million. The obligation for these agreements is included in the balance sheet.

(2)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
         The Company operates primarily in the oil and gas industry. The Company's principal business is the acquisition, exploration, development and production of oil and gas reserves, and the gathering and marketing of natural gas. Sales of oil are ultimately made to refineries. Sales of gas are ultimately made to industrial consumers in Ohio, Michigan, West Virginia, Pennsylvania, New York and Kentucky and to gas utilities. The Company also provides oilfield services and is a distributor of a broad range of oilfield equipment and supplies. Its customers include other independent oil and gas companies, dealers and operators throughout Ohio, Michigan, West Virginia, Pennsylvania and New York. The price of oil and gas has a significant impact on the Company's working capital and results of operations.

PRINCIPLES OF CONSOLIDATION AND FINANCIAL PRESENTATION
         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Significant estimates used in the preparation of the Company's financial statements which could be subject to significant revision in the near term include estimated oil and gas reserves. Although actual results could differ from these estimates, significant adjustments to these estimates historically have not been required.

CASH EQUIVALENTS
         For purposes of the statements of cash flows, cash equivalents are defined as all highly liquid debt instruments purchased with an initial maturity of three months or less.

CONCENTRATIONS OF CREDIT RISK
         Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Expected losses are provided for currently and actual losses have been within management's expectations.

INVENTORIES
         Inventories of material, pipe and supplies are valued at average cost. Crude oil and natural gas inventories are stated at average cost.

PROPERTY AND EQUIPMENT
         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

INTANGIBLE ASSETS
         These costs ($22,611,000) include deferred debt issuance costs, goodwill and other intangible assets and are being amortized over 25 years or the shorter of their respective terms.

REVENUE RECOGNITION
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield sales and service revenues are recognized when the goods or services have been provided.

INCOME TAXES
         The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

STOCK-BASED COMPENSATION
         The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

(3)      NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements in 1998.

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


(4)      ACQUISITIONS

         The following acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of the respective acquisitions.

         During 1997, the Company acquired working interests in oil and gas wells in Ohio, Pennsylvania, West Virginia and Michigan for approximately $13.5 million for the successor company's six months ended December 31, 1997 and $7.8 million for the predecessor company's six months ended June 30, 1997. Estimated proved developed reserves associated with the wells totaled 32.8 Bcf of natural gas and 101,000 Bbls of oil net to the Company's interest at time of the acquisitions.

         During 1996, the Company acquired for approximately $4.1 million working interests in 323 oil and gas wells in Ohio and Kentucky. Estimated proved developed reserves associated with the wells totaled 6.0 Bcf of natural gas and 205,000 Bbls of oil net to the Company's interest at July 1, 1996.

         Effective July 1995, the Company purchased from Quaker State Corporation most of its oil and gas properties and related assets in the Appalachian Basin (the "Quaker State Properties") for approximately $50 million. The Quaker State Properties included approximately 1,460 gross (1,100 net) wells with estimated proved reserves of 2.2 Mmbbl of oil and 46.8 Bcf of gas at December 31, 1994, approximately 250 miles of gas gathering systems, undeveloped oil and gas leases and fee mineral interests covering approximately 250,000 acres, an extensive geologic and geophysical database and other assets.

         In January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million. At the time of acquisition Ward Lake operated and held a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan. At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf (14 Bcf net to the Company's interest). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets. Through the end of 1996, the Company purchased additional working interests averaging 24% in the wells operated by Ward Lake for approximately $12 million. The interests acquired had estimated proved developed reserves of 16 Bcf at December 31, 1994.

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

         The unaudited pro forma results of operations for the year ended December 31, 1995 as if the acquisitions above occurred at the beginning of the period are as follows: revenues of $124.9 million and net income of $8.5 million. The pro forma effects of the 1997 (predecessor and successor periods) and the 1996 acquisitions were not material.


(5)      DETAILS OF BALANCE SHEET

                                                                  DECEMBER 31,
                                                                       1997
                                                               -----------------
                ACCOUNTS RECEIVABLE                               (IN THOUSANDS)
                   Accounts receivable                          $         20,234
                   Allowance for doubtful accounts                         (948)
                   Oil and gas production receivable                      15,959
                   Current portion of notes receivable                       498
                                                               -----------------
                                                                $         35,743
                                                               =================
                INVENTORIES
                   Oil                                          $          2,429
                   Natural gas                                               387
                   Material, pipe and supplies                             6,798
                                                               -----------------
                                                                $          9,614
                                                               =================
               PROPERTY AND EQUIPMENT, GROSS
                  OIL AND GAS PROPERTIES
                   Producing properties                         $        466,491
                   Non-producing properties                               12,792
                   Other                                                  20,581
                                                               -----------------
                                                                $        499,864
                                                               =================
               LAND, BUILDINGS, MACHINERY AND EQUIPMENT
                   Land, buildings and improvements             $          8,530
                   Machinery and equipment                                17,072
                                                               -----------------
                                                                $         25,602
                                                               =================
               ACCRUED EXPENSES
                   Accrued expenses                             $         11,126
                   Accrued drilling and completion costs                   3,736
                   Ad valorem and other taxes                              4,020
                   Compensation and related benefits                       3,524
                   Undistributed production revenue                        6,036
                                                               -----------------
                                                                $         28,442
                                                               =================

(6)      LONG-TERM DEBT
         Long-term debt consists of the following (in thousands):
                                                                  DECEMBER 31,
                                                                      1997
                                                               -----------------
                    New credit agreement                        $        126,000
                    Senior subordinated notes                            225,000
                    Other                                                    418
                                                               -----------------
                                                                         351,418
                    Less current portion                                     149
                                                               -----------------
                    Long-term debt                              $        351,269
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

                  YEAR                                               PERCENTAGE
                  ----                                               ----------
                  2002..........................................      104.938%
                  2003..........................................      103.292%
                  2004..........................................      101.646%
                  2005 and thereafter...........................      100.000%



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

         On June 27, 1997, the Company also entered into a new credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The new credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The initial borrowing base has been set at $180 million. The borrowing base is the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually. The Company borrowed $104 million under the new credit agreement to partially finance the acquisition of the Company by TPG; to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The new credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.219% at December 31, 1997.

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

         In connection with the senior subordinated notes and the new credit agreement, the Company allocated $9.5 million of fees paid to investment bankers to deferred debt issuance costs.

         The Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements with a major financial institution covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years. The Company had no such derivative financial instruments at December 31, 1996 or 1995. Under the deferral method gains and losses on these instruments are deferred on the balance sheet and the interest rate differential to be received or paid is recognized as an adjustment to interest expense for the month hedged.

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures occurred June 10, 1997 when holders of the debentures elected to convert them into 275,425 shares of common stock in the predecessor company.

         On June 25, 1997, the Company redeemed all $35 million of its 7% fixed-rate senior notes.

         On June 27, 1997, the Company repaid all outstanding amounts due under the then existing revolving bank facility in the amount of $94.0 million.

         At December 31, 1997, the aggregate long-term debt maturing in the next five years is as follows: $149,000 (1998); $99,000 (1999); $18,000 (2000);
$18,000 (2001); $126,019,000 (2002); and $225,115,000 (2003 and thereafter).

(7)      LEASES
         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $1.0 million for the successor company's six months ended December 31, 1997, $1.0 million, $1.6 million and $1.4 million for the predecessor company's six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively. Future commitments under leasing arrangements were not significant at December 31, 1997.

(8)      SHAREHOLDERS' EQUITY
         In November 1997, the Company awarded 110,915 shares of successor company common stock to employees as profit sharing and bonuses. These shares were issued in February 1998.

         On December 31, 1992, the Company issued 24,000 shares of Class II Serial Preferred Stock with a stated value of $100 per share. In preference to shares of predecessor company common stock, each share was entitled to cumulative cash dividends of $7.50 per year, payable quarterly. The Preferred Stock was subject to redemption at $100 per share at any time by the Company and was convertible into predecessor company common stock, at the holder's election, at any time after five years from the date of issuance at a conversion price of $15.00 per predecessor company common share. Holders of the Preferred

Stock were entitled to one vote per preferred share. On March 31, 1997, the Company redeemed all of the outstanding Class II Series A preferred stock for $2.4 million in cash.

         In December 1996 and 1995, the Company awarded 36,077 and 26,085 shares of predecessor company common stock, respectively, to employees as profit sharing and bonuses. These shares were issued in each subsequent year.

         In November 1996, $1,250,000 of convertible subordinated debentures were converted by the debenture holders at the rate of one share of the Company's predecessor company common stock for each $20.15 of principal into 62,034 shares of predecessor company common stock.

(9)      STOCK OPTION PLANS
         In connection with the merger, certain executives of the predecessor company had agreed that they would not exercise or surrender certain stock options having an aggregate value of $1.8 million at June 27, 1997, based on the intrinsic value of the options (the difference between the exercise price of the options and a purchase price of $27 per share). These options were exchanged for 165,083 in new stock options of the successor company based on the intrinsic value of the predecessor company's options at the date of the transaction.

         The Company has an employee stock option plan which is authorized to issue up to 824,195 shares of common stock to officers and employees. The option price per share is the fair value of a share of common stock on the date of grant, as determined by the Company's board of directors. The expiration date of each option is fixed by the board of directors at not more than ten years from the date of grant. The options become exercisable from time to time over periods and upon terms and conditions as the board of directors determines. Current outstanding options become exercisable in 25% increments over a four-year period beginning one year from date of grant. As of December 31, 1997, there were 171,571 shares available for grant under the Plan.

         The Company has an employee stock option plan which is authorized to issue up to 1,070,000 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. The options became exercisable in 25% increments over a four-year period beginning one year from date of grant.

         The Company has a Non-Employee Directors Stock Option Plan authorizing the issuance of up to 120,000 shares of common stock. Options for 2,000 shares will be granted each year to each non-employee director. The exercise price of options under the Plan is equal to the fair market value on the date of grant. Options expire on the tenth anniversary of the grant date. The options become exercisable on the anniversary of the grant date at a rate of one third of the shares each year. Currently, non-employee directors of the Company are not compensated for their services.

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

         Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997 (predecessor and successor periods), respectively: risk-free interest rates of 6.4%, 6.5% and 6.1%; volatility factors of the expected market price of the Company's common stock of .36, .36 and near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for grants made after January 1, 1995, follows: net loss of $11,432,000 for the successor company's six months ended December 31, 1997, net loss of $12,387,000, net income of $14,286,000 and $5,016,000 for the predecessor company's six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

         The effects of applying Statement 123 for providing pro forma disclosures are not indicative of future amounts until the new rules are applied to all outstanding, nonvested awards.

         Stock option activity under the three plans consisted of the following:

                                                      SUCCESSOR COMPANY      |     PREDECESSOR COMPANY
                                                  -------------------------- |   ------------------------
                                                                 WEIGHTED    |                  WEIGHTED
                                                       NUMBER     AVERAGE    |   NUMBER          AVERAGE
                                                         OF      EXERCISE    |     OF            EXERCISE
                                                       SHARES      PRICE     |   SHARES           PRICE
                                                  ------------  ------------ | ------------   -----------
                                                                             |
  BALANCE AT DECEMBER 31, 1994                                               |     288,000     $   11.59
     Granted                                                                 |     260,000         16.37
     Exercised                                                               |     (2,250)         11.32
     Forfeited                                                               |     (1,000)         10.00
                                                                             | ------------
 BALANCE AT DECEMBER 31, 1995                                                |     544,750         13.88
     Granted                                                                 |     292,000         20.74
     Exercised                                                               |      (3,250)        12.38
     Forfeited                                                               |     (30,000)        15.75
                                                                             | ------------
 BALANCE AT DECEMBER 31, 1996                                                |     803,500         16.31
     Exercised                                                               |        (937)        16.38
     Surrendered                                                             |    (598,063)        15.61
     Re-quantified and re-priced                      165,083        $  .10  |    (204,500)        18.34
     Granted                                          652,624         10.82  |          --
                                                  ------------               | ------------
 BALANCE AT DECEMBER 31, 1997                         817,707          8.66  |          --
                                                  ============               | ============
 OPTIONS EXERCISABLE AT DECEMBER 31, 1997             165,083        $  .10  |
                                                  ============               |


         The weighted average fair value of options granted during the years 1997, 1996 and 1995 were $1.98, $10.59 and $8.27 per share, respectively. The exercise price for the options outstanding as of

December 31, 1997 ranged from $.10 to $10.82 per share. At December 31, 1997 the weighted average remaining contractual life of the outstanding options is 9.4 years.

(10)     TAXES
         The provision (benefit) for income taxes on continuing operations includes the following (in thousands):

                                    |
                       SUCCESSOR    |
                        COMPANY     |            PREDECESSOR COMPANY
                      ------------- | -----------------------------------------
                       SIX MONTHS   |   SIX MONTHS
                         ENDED      |     ENDED               YEAR ENDED
                      DECEMBER 31   |    JUNE 30              DECEMBER 31
                          1997      |      1997           1996           1995
                      ------------- | ---------------  ------------   -----------
 CURRENT                            |
       Federal        $      (345)  | $      (1,397)   $     2,011    $    1,103
       State                  (41)  |          (111)           217           111
                      ------------- | ---------------  ------------   -----------
                             (386)  |        (1,508)         2,228         1,214
 DEFERRED                           |
       Federal             (6,038)  |          2,945         4,257           826
       State                 (341)  |            180            81           110
                      ------------- | ---------------  ------------   -----------
                           (6,379)  |          3,125         4,338           936
                      ------------- | ---------------  ------------   -----------
       TOTAL          $    (6,765)  | $        1,617   $     6,566    $    2,150
                      ============= | ===============  ============   ===========


         The effective tax rate for continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                              |
                                                  SUCCESSOR   |
                                                   COMPANY    |           PREDECESSOR COMPANY
                                                 ------------ | ----------------------------------------
                                                 SIX MONTHS   | SIX MONTHS
                                                    ENDED     |    ENDED             YEAR ENDED
                                                 DECEMBER 31  |   JUNE 30            DECEMBER 31
                                                    1997      |    1997          1996          1995
                                                 ------------ | ------------  ------------  ------------
 Statutory federal income tax rate                   35.0  %  |    35.0   %      35.0   %      34.0   %
 Increases (reductions) in taxes resulting from:              |
    State income taxes, net of federal tax                    |
    benefit                                           2.0     |     (.8)          1.9           1.7
    Nonconventional fuel source tax credits            --     |    (3.8)         (5.9)        (10.0)
    Transaction-related expenses                       --     |   (49.9)           --            --
    Statutory depletion                               0.5     |      --          (0.6)         (0.3)
    Other, net                                       (0.2)    |      --          (0.2)          0.2
                                                              |
                                                 ------------ | ------------  ------------  ------------
 Effective income tax rate for the period            37.3  %  |  (19.5)   %      30.2   %      25.6   %
                                                 ============ | ============  ============  ============

         Significant components of deferred income tax liabilities and assets are as follows (in thousands):



                                                  DECEMBER 31
                                                     1997
                                                 --------------
 Deferred income tax liabilities:
     Property and equipment, net                 $     119,650
     Other, net                                            433
                                                 --------------
       Total deferred income tax liabilities           120,083
 Deferred income tax assets:
     Accrued expenses                                    2,195
     Inventories                                            80
     Net operating loss carryforwards                   12,019
     Tax credit carryforwards                            1,895
     Other, net                                            463
     Valuation allowance                               (1,863)
                                                 --------------
       Total deferred income tax assets                 14,789
                                                 --------------
       Net deferred income tax liability         $     105,294
                                                 ==============

     Long-term liability                         $     107,996
     Current asset                                     (2,702)
                                                 --------------
       Net deferred income tax liability         $     105,294
                                                 ==============


         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1997 relates principally to certain net operating loss carryforwards of the predecessor which management estimates will expire before they can be utilized.

         At December 31, 1997, the Company had approximately $33 million of net operating loss carryforwards available for federal income tax reporting purposes. Approximately $4 million of the net operating loss carryforwards are limited as to their annual utilization as a result of prior ownership changes. These net operating loss carryforwards, if unused, will expire from 2001 to 2006. The remaining net operating loss carryforwards will expire in 2012. The Company has alternative minimum tax credit carryforwards of approximately $1.8 million which have no expiration date. The Company has approximately $500,000 of statutory depletion carryforwards, which have no expiration date.

(11)     PROFIT SHARING AND RETIREMENT PLANS
         The Company has a non-qualified profit sharing arrangement under which the Company contributes discretionary amounts determined by the compensation committee of its Board of Directors. Amounts are allocated to substantially all employees based on relative compensation. The Company contributed $749,500 for the successor company's six months ended December 31, 1997, $588,900, $1,256,600 and $458,000 for the predecessor company's six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively, to the profit sharing plan of which one half was paid in cash and one half was paid in shares of the Company's common stock contributed into each eligible employee's 401(k) plan account. Additional discretionary bonuses are also made.

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary contributions which the Company matches $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Effective January 1, 1998, the Company increased its match to $.50 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense amounted to $285,000 for the successor company's six months ended December 31, 1997, $266,000, $457,000 and $372,000 for the predecessor company's six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

         The Company also has non-qualified deferred compensation plans which permit certain key employees to elect to defer a portion of their compensation.

(12)     COMMITMENTS AND CONTINGENCIES
         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.


(13)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               |
                                                  SUCCESSOR    |
                                                   COMPANY     |        PREDECESSOR COMPANY
                                                 ------------- | -----------------------------------
                                                  SIX MONTHS   | SIX MONTHS        YEAR ENDED
                                                    ENDED      |    ENDED          DECEMBER 31
                                                  DECEMBER 31  |   JUNE 30    ----------------------
 (IN THOUSANDS)                                      1997      |   1997         1996         1995
                                                 ------------- | ----------   ----------   ---------
 CASH PAID DURING THE PERIOD FOR:                              |
     Interest                                    $     13,867  | $   4,153    $   7,830    $  5,592
     Income taxes                                     (1,517)  |       288        1,222       1,296
 NON-CASH INVESTING AND FINANCING ACTIVITIES:                  |
     Acquisition of assets in exchange for                     |
        long-term liabilities                              --  |       792           --       8,460
     Debentures converted to common stock                  --  |     5,550        1,250          --


(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $225,000,000 in senior subordinated notes had an approximate fair value of $228,375,000 at December 31, 1997 based on rates available for similar instruments. The fair value of interest rate swaps was not material at December 31, 1997.

(15)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES
         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS 69.


                               SUCCESSOR     |
                                COMPANY      |                PREDECESSOR COMPANY
                             --------------- | --------------------------------------------------
                               SIX MONTHS    |   SIX MONTHS
                                             |
                                 ENDED       |     ENDED                   YEAR ENDED
                                             |
                              DECEMBER 31    |    JUNE 30                 DECEMBER 31
                                             |                  ---------------------------------
    (IN THOUSANDS)                1997       |      1997             1996              1995
                             --------------- | ---------------  ---------------   ---------------
    Acquisition costs                        |
                                             |
     Proved properties       $       13,501  | $        9,249   $        4,275    $       79,464
     Unproved properties              1,342  |          1,267            2,320             4,705
    Developmental costs              21,822  |         11,322           30,750            19,906
    Exploratory costs                 5,980  |          4,380            6,131             4,968


         The amounts reflected in the above table do not include the effects of purchase accounting which resulted from the TPG merger. See Note 1.

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

         The estimates of proved developed reserves have been reviewed by independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers and the December 31, 1997 proved undeveloped reserves have been reviewed by independent petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the periods indicated:

                                 SUCCESSOR COMPANY            PREDECESSOR COMPANY                  TOTAL
                             ---------------------------   ---------------------------   ---------------------------
                                 OIL            GAS            OIL            GAS            OIL            GAS
                                (BBL)          (MCF)          (BBL)          (MCF)          (BBL)          (MCF)
                             ------------   ------------   ------------   ------------   ------------   ------------
 DECEMBER 31, 1994                                           4,113,470    122,991,609      4,113,470    122,991,609
 Extensions and discoveries                                    229,957     22,287,564        229,957     22,287,564
 Purchase of reserves in place                               2,197,414    111,360,991      2,197,414    111,360,991
 Sale of reserves in place                                     (28,693)      (278,013)       (28,693)      (278,013)
 Revisions of previous estimates                               326,771           (419)       326,771           (419)
 Production                                                  (555,913)    (16,961,424)      (555,913)   (16,961,424)
                                                           ------------   ------------   ------------   ------------
 DECEMBER 31, 1995                                           6,283,006    239,400,308      6,283,006    239,400,308
 Extensions and discoveries                                    387,414     38,079,620        387,414     38,079,620
 Purchase of reserves in place                                 336,279      8,182,402        336,279      8,182,402
 Sale of reserves in place                                      (7,664)      (250,021)        (7,664)      (250,021)
 Revisions of previous estimates                             1,108,538     28,601,277      1,108,538     28,601,277
 Production                                                   (718,667)   (25,410,233)      (718,667)   (25,410,233)
                                                           ------------   ------------   ------------   ------------
 DECEMBER 31, 1996                                           7,388,906    288,603,353      7,388,906    288,603,353
 Extensions and discoveries      244,242     26,550,917        282,999     12,142,158        527,241     38,693,075
 Purchase of reserves in place    78,149     20,093,436         71,905     13,191,547        150,054     33,284,983
 Sale of reserves in place       (12,780)      (400,196)       (21,196)      (337,814)       (33,976)      (738,010)
 TPG merger                    6,514,982    276,776,629     (6,514,982)  (276,776,629)
 Revisions of previous
   estimates                    (899,930)   (16,909,297)      (826,900)   (24,075,426)    (1,726,830)   (40,984,723)
 Production                     (372,651)   (14,466,129)      (380,732)   (12,747,189)      (753,383)   (27,213,318)
                             ------------   ------------   ------------   ------------   ------------   ------------
 DECEMBER 31, 1997             5,552,012    291,645,360           --             --        5,552,012    291,645,360
                             ============   ============   ============   ============   ============   ============
 PROVED DEVELOPED RESERVES
 December 31, 1995                                           5,592,579    206,998,924      5,592,579    206,998,924
                                                           ============   ============   ============   ============
 December 31, 1996                                           6,410,344    225,693,651      6,410,344    225,693,651
                                                           ============   ============   ============   ============
 December 31, 1997             4,830,163    251,851,000                                    4,830,163    251,851,000
                             ============   ============                                 ============   ============

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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:


                                                                  DECEMBER 31
                                                ------------------------------------------------
                                                    1997             1996             1995
                                                --------------   --------------   --------------
                                                                (IN THOUSANDS)
 Estimated future cash inflows (outflows)
     Revenues from the sale of oil and gas      $     876,464    $   1,087,997    $     679,286
     Production and development costs               (355,165)        (419,504)        (293,601)
                                                --------------   --------------   --------------
 Future net cash flows before income taxes            521,299          668,493          385,685
 Future income taxes                                (130,306)        (185,768)         (80,715)
                                                --------------   --------------   --------------
 Future net cash flows                                390,993          482,725          304,970
 10% timing discount                                (171,273)        (223,496)        (134,053)
                                                --------------   --------------   --------------
 Standardized measure of discounted
     future net cash flows                      $     219,720    $     259,229    $     170,917
                                                ==============   ==============   ==============


         The principal sources of changes in the standardized measure of future net cash flows are as follows (the successor and predecessor periods are combined in 1997 for purposes of this presentation):

                                                           YEAR ENDED DECEMBER 31
                                               -----------------------------------------------
                                                   1997            1996             1995
                                               -------------   -------------   ---------------
                                                               (IN THOUSANDS)
 Beginning of year                             $    259,229    $    170,917    $       89,854
 Sale of oil and gas, net of
    production costs                                (61,088)        (58,023)          (32,874)
 Extensions and discoveries, less
    related estimated future
    development and production costs                 54,979          60,738            24,441
 Purchase of reserves in place less
    estimated future production costs                33,233          10,694           104,270
 Sale of reserves in place less
    estimated future production costs                  (588)           (191)             (329)
 Revisions of previous quantity estimates           (43,111)         38,204             1,129
 Net changes in prices and production costs         (73,956)         83,530            (4,723)
 Change in income taxes                              19,618         (55,494)          (17,756)
 Accretion of 10% timing discount                    35,596          21,425            11,647
 Changes in production rates (timing)
    and other                                        (4,192)        (12,571)           (4,742)
                                               -------------   -------------   ---------------
 End of year                                   $    219,720    $    259,229    $      170,917
                                               =============   =============   ===============

(16)     INDUSTRY SEGMENT FINANCIAL INFORMATION
         The table below presents certain financial information regarding the Company's industry segments of its continuing operations. Intersegment sales are billed on an intercompany basis at prices for comparable third party goods and services.


                                SUCCESSOR |
                                 COMPANY  |          PREDECESSOR COMPANY
                               ---------- | ------------------------------------
                               SIX MONTHS |  SIX MONTHS
                                  ENDED   |    ENDED      YEAR ENDED DECEMBER 31
                               DECEMBER 31|   JUNE 30    -----------------------
 (IN THOUSANDS)                   1997    |    1997         1996         1995
                               ---------- | ----------   ----------   ----------
 REVENUES                                 |
                                          |
Oil and gas operations         $  66,958  | $  63,248    $ 124,294    $  88,632
Oilfield sales and service        19,929  |    18,698       32,827       25,178
Intersegment sales                (4,388) |    (4,033)      (7,310)      (5,112)
                                          |
                               ---------  | ---------    ---------    ---------
                               $  82,499  | $  77,913    $ 149,811    $ 108,698
                               =========  | =========    =========    =========
OPERATING INCOME                          |
Oil and gas operations         $  (4,872) | $  10,757    $  24,756    $  12,444
Oilfield sales and service           525  |       (24)         963          673
                               ---------  | ---------    ---------    ---------
                               $  (4,347) | $  10,733    $  25,719    $  13,117
                               =========  | =========    =========    =========
IDENTIFIABLE ASSETS                       |
Oil and gas operations         $ 572,170  |              $ 281,761    $ 274,021
Oilfield sales and service        27,150  |                 20,492       20,348
                               ---------  |              ---------    ---------
                               $ 599,320  |              $ 302,253    $ 294,369
                               =========  |              =========    =========
DEPRECIATION, DEPLETION AND               |
     AMORTIZATION EXPENSE                 |
Oil and gas operations         $  30,923  | $  14,777    $  28,598    $  18,729
Oilfield sales and service           771  |       589        1,154          988
                               ---------  | ---------    ---------    ---------
                               $  31,694  | $  15,366    $  29,752    $  19,717
                               =========  | =========    =========    =========
CAPITAL EXPENDITURES                      |
Oil and gas operations         $  37,235  | $  27,184    $  35,486    $ 129,219
Oilfield sales and service           541  |     1,428        1,240        4,735
                               ---------  | ---------    ---------    ---------
                               $  37,776  | $  28,612    $  36,726    $ 133,954
                               =========  | =========    =========    =========

         No customer exceeded 10% of consolidated revenue during the periods ended June 30, 1997 and December 31, 1997 and the year ended December 31, 1996. One customer exceeded 10% of consolidated revenue during the year ended December 31, 1995 which amounted to $11.1 million.

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         The results of operations for the four quarters of 1997 and 1996 are shown below (in thousands).


                                           PREDECESSOR COMPANY      |      SUCCESSOR COMPANY
                                       ---------------------------- |  --------------------------
                                          FIRST          SECOND     |    THIRD         FOURTH
                                       ------------    ------------ |  -----------   ------------
 1997                                                               |
 ----                                                               |
                                                                    |
 Sales and other operating revenues    $    41,546     $    36,367  |  $   38,382    $    44,038
 Gross profit (loss)                         9,512           4,135  |     (1,346)          (591)
 Net income (loss)                           4,847        (14,720)  |     (5,810)        (5,562)

                                                          PREDECESSOR COMPANY
                                       ----------------------------------------------------------
                                          FIRST          SECOND          THIRD         FOURTH
                                       ------------    ------------    -----------   ------------
 1996
 ----
 Sales and other operating revenues    $    38,359     $    32,542     $   36,571    $    42,339
 Gross profit                                7,965           7,087          7,270          8,966
 Net income                                  3,425           3,402          3,186          4,742


(18)     DISCONTINUED OPERATIONS
         In September 1995, the Company announced plans to sell Engine Power Systems, Inc. ("EPS"), its wholly-owned subsidiary engaged in engine, parts and service sales. The Company was unable to identify an acceptable buyer for EPS by the end of 1996. A substantial portion of the workforce was eliminated and substantial assets were sold and the Company recognized an additional charge in 1996 to reduce the remaining assets to net realizable value. The remaining assets were sold in 1997. Net revenues generated by EPS were approximately $3.9 million in 1996 and $4.2 million in 1995. Loss from operations of discontinued business was $180,000 ($117,000 net of tax benefit) in 1996 and $760,000 ($492,000 net of tax benefit) in 1995. Estimated loss on disposal was $495,000 ($322,000 net of tax benefit) in 1996 and $1,001,000 ($647,000 net of tax benefit) in 1995. The results of operations of EPS are presented as discontinued operations in the accompanying financial statements for all periods presented.

(19)     SALE OF TAX CREDIT PROPERTIES
         In February and March 1996, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold in two separate transactions for approximately $750,000 and $100,000, respectively, in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately
11.7 Bcf and 3.4 Bcf, respectively, of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(20)     HEDGING ACTIVITIES
         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. Under the deferral method gains and losses on these instruments are deferred on the balance sheet and are included as an adjustment to gas revenue for the production being hedged in the contract month. The Company incurred pretax losses on its hedging activities of $116,000 in 1997 and $258,000 in 1996.

         During October 1997, the Company hedged 3.1 Bcf of 1998 gas production at a weighted average NYMEX price of $2.37 per Mcf which represented a net unrealized gain of $422,000 at December 31, 1997. At December 31, 1996, the Company did not have any open futures contracts. During February

1998, the Company hedged 1.4 Bcf of 1998 and 1999 gas production at a weighted average NYMEX price of $2.44 per Mcf.

(21)     SUBSEQUENT EVENTS (UNAUDITED)
         On March 19, 1998, the Company entered into an agreement with FirstEnergy Corp. ("FirstEnergy") to form an equally owned joint venture to be named FE Holdings, L.L.C. ("FE Holdings") to engage in the exploration for, development, production, transportation and marketing of natural gas. Under the agreement, the Company will provide FE Holdings with its gas marketing, operational and management expertise.

         FirstEnergy, a diversified energy services holding company headquartered in Akron, Ohio, comprises the nation's twelfth largest investor-owned electric utility system. Its electric utility operating companies -- Ohio Edison Company and its subsidiary, Pennsylvania Power Company; The Illuminating Company; and Toledo Edison Company -- serve 2.2 million customers within 13,200 square miles of northern and central Ohio and western Pennsylvania. FirstEnergy produces approximately $5 billion in annual revenues and owns more than $18 billion in assets, including ownership in 18 power plants. In an expansion of its energy-related products and services, FirstEnergy in December 1997 acquired Roth Bros., Inc., and RPC Mechanical, Inc., which form one of the nation's largest providers of engineered heating, ventilating and air-conditioning equipment and energy management and control systems.

         The joint venture is expected to substantially expand the Company's market outlet for its production of natural gas and more fully utilize the capabilities and capacity of the Company's Gas Marketing Division. The venture will allow FirstEnergy to offer its customers total energy services, including natural gas, electricity and related energy products and services.

         The Company and FirstEnergy have also agreed to have FE Holdings acquire Marbel Energy Corporation ("Marbel"), a privately-held, fully integrated natural gas company headquartered in Canton, Ohio. Marbel owns interests in more than 1,800 gas and oil wells and holds interests in more than 200,000 undeveloped acres in eastern and central Ohio. Marbel's subsidiaries include MB Operating Company, Inc., a natural gas exploration and production company, and Northeast Ohio Operating Companies, Inc. ("NOOC"), a public utility holding company based in Lancaster, Ohio. NOOC owns and operates over 1,300 miles of gas gathering lines and a local gas distribution company with more than 3,000 customers in eastern and central Ohio.

         The acquisition of Marbel will provide FE Holdings with a base of exploration, development and production capability, along with utility transportation and distribution capability. Marbel's net production in 1997 was approximately 6.3 Bcfe. At September 30, 1997, Marbel had estimated proved developed oil and gas reserves of 55.7 Bcfe.