Form 10-Q
period 1998-03-31
BELDEN & BLAKE CORP /OH/
filed 1998-05-12
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to _______________________

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

                                                                  [X] Yes [ ] No

Number of common shares of Belden & Blake Corporation
outstanding as of April 30, 1998
                                                                      10,110,915

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------



                                                                          PAGE
                                                                          ----

PART I Financial Information:

    Item 1.  Financial Statements

      Consolidated Balance Sheets as of March 31, 1998
       and December 31, 1997 .........................................     1

      Consolidated Statements of Operations:
       Three months ended March 31, 1998 (Successor Company)
       Three months ended March 31, 1997 (Predecessor Company) .......     2

      Consolidated Statements of Shareholders' Equity:
       Three months ended March 31, 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Year ended December 31, 1996 (Predecessor Company) ............     3

      Consolidated Statements of Cash Flows:
       Three months ended March 31, 1998 (Successor Company)
       Three months ended March 31, 1997 (Predecessor Company) .......     4

      Notes to Consolidated Financial Statements .....................     5

    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...........................     6

PART II  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ........................    10

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      1998               1997
                                                                   ------------      ------------
                                                                    (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                     $     10,467      $      6,552
     Accounts receivable, net                                            31,660            35,743
     Inventories                                                         11,384             9,614
     Deferred income taxes                                                2,638             2,702
     Other current assets                                                 4,756             4,052
                                                                   ------------      ------------
                TOTAL CURRENT ASSETS                                     60,905            58,663

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                 509,980           499,864
     Gas gathering systems                                               20,782            20,713
     Land, buildings, machinery and equipment                            26,405            25,602
                                                                   ------------      ------------
                                                                        557,167           546,179
     Less accumulated depreciation, depletion and amortization           47,206            31,036
                                                                   ------------      ------------
                PROPERTY AND EQUIPMENT, NET                             509,961           515,143

OTHER ASSETS                                                             27,553            25,514
                                                                   ------------      ------------
                                                                   $    598,419      $    599,320
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable                                              $      8,668      $      9,078
     Accrued expenses                                                    31,117            28,442
     Current portion of long-term liabilities                             1,271             1,297
                                                                   ------------      ------------
                TOTAL CURRENT LIABILITIES                                41,056            38,817

LONG-TERM LIABILITIES
     Bank and other long-term debt                                      132,238           126,269
     Senior subordinated notes                                          225,000           225,000
     Other                                                                4,025             4,380
                                                                   ------------      ------------
                                                                        361,263           355,649

DEFERRED INCOME TAXES                                                   104,556           107,996

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,110,915 and 10,000,000 shares                   1,011             1,000
     Paid in capital                                                    108,176           107,230
     Deficit                                                            (17,643)          (11,372)
                                                                   ------------      ------------
                TOTAL SHAREHOLDERS' EQUITY                               91,544            96,858
                                                                   ------------      ------------
                                                                   $    598,419      $    599,320
                                                                   ============      ============


See accompanying notes

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 SUCCESSOR    |  PREDECESSOR
                                                  COMPANY     |    COMPANY
                                               ------------   |  -----------
                                                THREE MONTHS  |  THREE MONTHS
                                                   ENDED      |     ENDED
                                               MARCH 31, 1998 | MARCH 31, 1997
                                               ------------   |  -----------
                                                              |
REVENUES                                                      |
  Oil and gas sales                            $     23,020   |  $    22,863
  Gas marketing and gathering                        11,013   |       12,304
  Oilfield sales and service                          5,093   |        6,379
  Interest and other                                    677   |          768
                                               ------------   |  -----------
                                                     39,803   |       42,314
EXPENSES                                                      |
  Production expense                                  5,681   |        4,760
  Production taxes                                      888   |          878
  Cost of gas and gathering expense                   8,983   |       10,836
  Oilfield sales and service                          5,196   |        5,964
  Exploration expense                                 1,921   |        1,879
  General and administrative expense                  1,369   |        1,056
  Depreciation, depletion and amortization           16,937   |        7,505
  Franchise, property and other taxes                   413   |          445
                                               ------------   |  -----------
                                                     41,388   |       33,323
                                               ------------   |  -----------
OPERATING (LOSS) INCOME                              (1,585)  |        8,991
  Interest expense                                    8,062   |        1,702
                                               ------------   |  -----------
(LOSS) INCOME BEFORE INCOME TAXES                    (9,647)  |        7,289
  (Benefit) provision for income taxes               (3,376)  |        2,442
                                               ------------   |  -----------
NET (LOSS) INCOME                              $     (6,271)  |  $     4,847
                                               ============   |  ===========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                     ----------------------      ------------------------
                                      COMMON        COMMON        COMMON         COMMON        PREFERRED
                                      SHARES        STOCK         SHARES         STOCK          STOCK
                                     --------      --------      --------      ----------      --------
PREDECESSOR COMPANY:
JANUARY 1, 1996                            --      $     --       11,137       $    1,114      $  2,400

Net income
Preferred stock dividend
Stock options exercised and
  related tax benefit                                                  3               --
Employee stock bonus                                                  26                3
Restricted stock activity                                              4               --
Conversion of debentures                                              62                6
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                          --            --       11,232            1,123         2,400

Net loss
Preferred stock redeemed                                                                         (2,400)
Preferred stock dividend
Subordinated debentures
  converted to common stock                                          275               27
Stock options exercised and surrendered
  and related tax benefit                                              1               --
Employee stock bonus                                                  36                4
Restricted stock activity
Redemption of common stock                                       (11,544)          (1,154)
Sale of common stock                   10,000         1,000
SUCCESSOR COMPANY:
-------------------------------------------------------------------------------------------------------------
JUNE 30, 1997                          10,000         1,000           --               --            --

Net loss
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                      10,000         1,000           --               --            --

Employee stock bonus                      111            11
Net loss
-------------------------------------------------------------------------------------------------------------
March 31, 1998 (unaudited)             10,111      $  1,011           --       $       --      $     --
=============================================================================================================


                                                     RETAINED          UNEARNED
                                      PAID IN        EARNINGS         RESTRICTED
                                      CAPITAL        (DEFICIT)          STOCK       TOTAL
                                     ---------       ----------       --------   -----------
PREDECESSOR COMPANY:
JANUARY 1, 1996                      $  126,063       $  12,820       $  (106)   $  142,291

Net income                                               14,755                      14,755
Preferred stock dividend                                   (180)                       (180)
Stock options exercised and
  related tax benefit                        47                                          47
Employee stock bonus                        418                                         421
Restricted stock activity                   263                            71           334
Conversion of debentures                  1,244                                       1,250
--------------------------------------------------------------------------------------------
DECEMBER 31, 1996                       128,035          27,395           (35)      158,918

Net loss                                                 (9,873)                     (9,873)
Preferred stock redeemed                                                             (2,400)
Preferred stock dividend                                    (45)                        (45)
Subordinated debentures
  converted to common stock               5,523                                       5,550
Stock options exercised and surrendered
  and related tax benefit                 1,596                                       1,596
Employee stock bonus                        926                                         930
Restricted stock activity                    17                            35            52
Redemption of common stock             (136,097)        (17,477)                   (154,728)
Sale of common stock                    107,230                                     108,230
SUCCESSOR COMPANY:
--------------------------------------------------------------------------------------------
JUNE 30, 1997                           107,230              --            --       108,230

Net loss                                                (11,372)                    (11,372)
--------------------------------------------------------------------------------------------
DECEMBER 31, 1997                       107,230         (11,372)           --        96,858

Employee stock bonus                        946                                         957
Net loss                                                 (6,271)                     (6,271)
--------------------------------------------------------------------------------------------
March 31, 1998 (unaudited)           $  108,176       $ (17,643)      $    --    $   91,544
============================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SUCCESSOR    |  PREDECESSOR
                                                                    COMPANY     |    COMPANY
                                                                --------------  | --------------
                                                                 THREE MONTHS   | THREE MONTHS
                                                                     ENDED      |     ENDED
                                                                MARCH 31, 1998  | MARCH 31, 1997
                                                                --------------  | --------------
                                                                                |
CASH FLOWS FROM OPERATING ACTIVITIES:                                           |
 Net (loss) income                                               $     (6,271)  |  $      4,847
 Adjustments to reconcile net (loss) income to net cash                         |
  provided by operating activities:                                             |
   Depreciation, depletion and amortization                            16,937   |         7,505
   (Gain) loss on disposal of property and equipment                       (1)  |           294
   Deferred income taxes                                               (3,376)  |         1,640
   Deferred compensation and stock grants                               1,118   |           962
   Change in operating assets and liabilities, net of                           |
    effects of purchases of businesses:                                         |
     Accounts receivable and other operating assets                       974   |         1,464
     Inventories                                                       (1,770)  |          (103)
     Accounts payable and accrued expenses                              2,265   |            39
                                                                --------------  | --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         9,876   |        16,648
                                                                                |
CASH FLOWS FROM INVESTING ACTIVITIES:                                           |
 Acquisition of businesses, net of cash acquired                       (3,478)  |
 Proceeds from property and equipment disposals                           175   |            51
 Additions to property and equipment                                   (7,698)  |        (8,715)
 Increase in other assets                                                (386)  |          (315)
                                                                --------------  | --------------
      NET CASH USED IN INVESTING ACTIVITIES                           (11,387)  |        (8,979)
                                                                                |
CASH FLOWS FROM FINANCING ACTIVITIES:                                           |
 Proceeds from revolving line of credit and long-term debt              6,000   |         3,000
 Repayment of long-term debt and other obligations                       (574)  |       (11,131)
 Preferred stock redeemed                                                       |        (2,400)
 Preferred stock dividends                                                      |           (45)
 Proceeds from sale of common stock and stock options                           |            15
                                                                --------------  | --------------
      NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES               5,426   |       (10,561)
                                                                --------------  | --------------
                                                                                |
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,915   |        (2,892)
                                                                                |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        6,552   |         8,606
                                                                --------------  | --------------
                                                                                |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     10,467   |  $      5,714
                                                                ==============  | ==============
                                                                                |
CASH PAID DURING THE PERIOD FOR:                                                |
 Interest                                                        $      1,879   |  $      2,244
 Income taxes, net of refunds                                             (29)  |           271

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 1998
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         Throughout this report, the "Company" refers to Belden & Blake Corporation ("Successor Company") and its predecessor which were acquired by TPG Partners II L.P. ("TPG") on June 27, 1997. The operations of the successor company represent 100% of the businesses of the predecessor. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)      JOINT VENTURE

         On March 19, 1998, the Company entered into an agreement in principle with FirstEnergy Corp. ("FirstEnergy") to form an equally-owned joint venture to be named FE Holdings L.L.C. ("FE Holdings") to engage in the exploration, development, production, transportation and marketing of natural gas. Formation of the joint venture is subject to the negotiation and execution of a definitive joint venture agreement. Upon the execution of such agreement, it is anticipated that the Company would contribute its gas marketing division to FE Holdings and provide FE Holdings with its gas marketing, operational and management expertise.

         FirstEnergy, a diversified energy services holding company headquartered in Akron, Ohio, comprises the nation's twelfth largest investor-owned electric utility system. Its electric utility operating companies, Ohio Edison Company and its subsidiary, Pennsylvania Power Company; The Illuminating Company; and Toledo Edison Company; serve 2.2 million customers within 13,200 square miles of northern and central Ohio and western Pennsylvania. FirstEnergy generates approximately $5 billion in annual revenues and owns more than $18 billion in assets, including ownership in 18 power plants. In an expansion of its energy-related products and services, FirstEnergy in December 1997 acquired Roth Bros., Inc., and RPC Mechanical, Inc., which together form one of the nation's largest providers of engineered heating, ventilating and air-conditioning equipment and energy management and control systems.

         The joint venture is expected to substantially expand the Company's market outlet for its production of natural gas and more fully utilize the capabilities and capacity of the Company's Gas Marketing Division. The venture will allow FirstEnergy to offer its customers total energy services, including natural gas, electricity and related energy products and services.

         FE Holdings has entered into an agreement to acquire Marbel Energy Corporation ("Marbel"), a privately-held, fully integrated natural gas company headquartered in Canton, Ohio. Marbel owns interests in more than 1,800 gas and oil wells and holds interests in more than 200,000 undeveloped acres in eastern and central Ohio. Marbel's subsidiaries include MB Operating Company, Inc., a natural gas exploration and production company, and Northeast Ohio Operating Companies, Inc. ("NOOC"), a public utility holding company based in Lancaster, Ohio. NOOC owns and operates over 1,300 miles of gas gathering lines and a local gas distribution company with more than 3,000 customers in eastern and central Ohio.

         The acquisition of Marbel will provide FE Holdings with a base of exploration, development and production capability, along with utility transportation and distribution capability. Marbel's net production in 1997 was approximately 6.3 Bcfe (billion cubic feet of natural gas equivalent). At September 30, 1997, Marbel had estimated proved developed oil and gas reserves of 55.7 Bcfe.

         In order to complete the joint venture with FirstEnergy, the Company will need consent from the lenders under its current revolving credit facility. The Company will request a waiver from the bank group on any defaults as a result of noncompliance with certain asset sale and investment covenants in connection with the joint venture.

(3)      ACQUISITIONS

         During the first quarter of 1998, the Company acquired working interests in oil and gas wells in Ohio and Michigan for approximately $2.0 million. Estimated proved developed reserves associated with the wells totaled
2.9 Bcfe net to the Company's interest at time of the acquisition.

(4)      SALE OF TAX CREDIT PROPERTIES

         In March 1998, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold for approximately $510,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 10.8 Bcf of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly payments based on production from the interests. The Company has the option to repurchase the interests at a future date.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On March 27, 1997 the Company entered into a merger agreement with TPG which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the merger was considered effective June 30, 1997 and the operations of the company prior to July 1, 1997 were classified as predecessor company operations. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The allocation of the purchase price resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the first quarter of 1998 compared to the first quarter of 1997. These higher charges are expected to continue in subsequent accounting periods.

         As a result of the substantial debt incurred to finance the acquisition by TPG, the Company is highly leveraged, resulting in materially higher interest charges in the first quarter of 1998 compared to the first quarter of 1997. These higher interest charges are expected to continue in subsequent accounting periods.

RESULTS OF OPERATIONS

         As a result of the merger with TPG, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997.

         Operating income decreased $10.6 million (118%) from $9.0 million in the first quarter of 1997 to an operating loss of $1.6 million in the first quarter of 1998. The decrease in operating income was due primarily to an $9.4 million increase in depreciation, depletion and amortization expense due to significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above. The operating income from the oil and gas operations segment decreased $9.9 million (120%) from $8.2 million in the first quarter of 1997 to an operating loss of $1.7 million in the first quarter of 1998. The operating income from the oilfield sales and service segment decreased $674,000 from $62,000 in the first quarter of 1997 to an operating loss of $612,000 in the first quarter of 1998 due to decreased revenue in the first quarter of 1998 as a result of work deferred due to low oil prices and extended frost laws limiting access to roadways to drill or rework wells.

         Net income decreased $11.1 million from net income of $4.8 million in the first quarter of 1997 to a net loss of $6.3 million in the first quarter of 1998. This decrease was the result of the $9.4 million increase in depreciation, depletion and amortization expense and an increase of $6.4 million in interest expense offset by a decrease in the provision for income taxes of $5.8 million. This decrease in the provision for income taxes was primarily due to the decrease in income before income taxes.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $17.3 million in the first quarter of 1998 compared to $18.4 million in the first quarter of 1997.

         Total revenues decreased $2.5 million (6%) in the first quarter of 1998 compared to the first quarter of 1997. Gross operating margins in the first quarter of 1998 were consistent when compared to the first quarter in 1997.

         Oil volumes increased 6,000 Bbls (barrels) (3%) from 187,000 Bbls in the first quarter of 1997 to 193,000 Bbls in the first quarter of 1998 resulting in an increase in oil sales of approximately $110,000. Gas volumes increased 1.2 Bcf (billion cubic feet) (17%) from 6.4 Bcf in the first quarter of 1997 to 7.6 Bcf in the first quarter of 1998 resulting in an increase in gas sales of approximately $3.3 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1997 and 1998.

         The average price paid for the Company's oil decreased from $20.54 per barrel in the first quarter of 1997 to $13.76 per barrel in the first quarter of 1998 which decreased oil sales by approximately $1.3 million. The average price paid for the Company's natural gas decreased $.26 per Mcf (thousand cubic feet) to $2.70 per Mcf in the first quarter of 1998 compared to the first quarter of 1997 which decreased gas sales in the first quarter of 1998 by approximately $2.0 million. The average gas price for the first quarter of 1998 was enhanced by $.02 per Mcf as a result of the Company's hedging activities for that period. There was no hedging activity in the 1997 period.

         Production expense increased $921,000 (19%) from $4.8 million in the first quarter of 1997 to $5.7 million in the first quarter of 1998. The average production cost increased from $.63 per Mcfe (equivalent Mcf of natural gas) in the first quarter of 1997 to $.65 per Mcfe in the first quarter of 1998. These increases were due to an anticipated steep decline in production volumes from certain high volume wells with low production costs, increased transportation charges in Michigan and a reduction in operating fees received from third parties primarily due to the purchase of certain third party working interests by the Company. Such fees are recorded as a reduction of production expense. These factors were partially offset by cost reductions from the Company's decision to defer work on marginal oil wells due to low oil prices. Production taxes increased $10,000 (1%) from $878,000 in the first quarter of 1997 to $888,000 in the first quarter of 1998.

         General and administrative expense increased by $313,000 (30%) from $1.1 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998 primarily due to increased health care costs and compensation expense in the first quarter of 1998.

         Depreciation, depletion and amortization increased by $9.4 million (126%) from $7.5 million in the first quarter of 1997 to $16.9 million in the first quarter of 1998. Depletion expense increased $8.7 million (150%) from $5.8 million in the first quarter of 1997 to $14.5 million in the first quarter of 1998. Depletion per Mcfe increased from $.77 per Mcfe in the first quarter of 1997 to $1.66 per Mcfe in the first quarter of 1998. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the merger discussed above.

         Interest expense increased $6.4 million (374%) from $1.7 million in the first quarter of 1997 to $8.1 million in the first quarter of 1998. This increase was primarily due to substantial additional debt incurred to finance the merger. The Company incurred $92,000 in additional interest expense during the first quarter of 1998 related to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at March 31, 1998 was 1.48 to 1.00. During the first three months of 1998, working capital remained consistent at $19.8 million. The Company's operating activities provided cash flows of $9.9 million during the first three months of 1998.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed to provide the Company with revolving credit loans of up to the lessor of the borrowing base or $200 million, of which $25 million will be available for the issuance of letters of credit. The initial borrowing base has been set at $180 million. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semi-annual adjustment. The Company borrowed $104 million under the credit agreement to partially finance the acquisition of the Company by TPG, to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The credit agreement matures on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.1875% at March 31, 1998.

         The credit agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios.

         The Company issued $225 million of 9.875% senior subordinated notes on June 27, 1997. These notes mature June 15, 2007. Interest is payable semiannually on June 15 and December 15 of each year.

         The notes are general unsecured obligations of the Company and are subordinated in right of payment to senior debt. Except as otherwise described below, the notes are not redeemable prior to June 15, 2002. Thereafter, the notes are subject to redemption at the option of the Company at specific redemption prices. Prior to June 15, 2000, the Company may, at its option, on any one or more occasions, redeem up to 40% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of the principal amount, plus accrued and unpaid interest, if any, on the redemption date, with all or a portion of net proceeds of public sales of common stock of the Company; provided that at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption occurs within 60 days of the date of the closing of the related sale of common stock of the Company. Prior to June 15, 2002, the notes may be redeemed as a whole at the option of the Company upon the occurrence of a change of control.

         The notes were issued pursuant to an indenture that contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens, and engage in mergers and consolidations.

         The Company currently expects to spend approximately $38 million during 1998 on its drilling activities and approximately $10 million for other capital expenditures. The Company's acquisition program may be financed with available cash flow, available revolving credit line, additional borrowings or additional equity.

         The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities. The Company intends to finance such activities principally through its available cash flow and through additional borrowings under its credit agreement.

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

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $115,000 in the first quarter of 1998. There was no hedging activity in the first quarter of 1997. At March 31, 1998, the Company had open futures contracts covering 8.5 Bcf of 1998 and 1999 gas production at a weighted average NYMEX price of $2.43 per Mcf which represented a net unrealized loss of $1.1 million.

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


--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 (27)     Financial Data Schedule

         (b)     Reports on Form 8-K

                 None

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BELDEN & BLAKE CORPORATION



Date:    May 6, 1998                         By:   /s/ Ronald L. Clements
     ----------------------------                ------------------------
                                                 Ronald L. Clements, Director
                                                 and Chief Executive Officer




Date:    May 6, 1998                         By:   /s/ Ronald E. Huff
     ----------------------------                -----------------------
                                                 Ronald E. Huff, Director, President
                                                 and Chief Financial Officer