Form 10-Q
period 1998-06-30
BELDEN & BLAKE CORP /OH/
filed 1998-08-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________to
_____________________________

Commission File Number:    0-20100

                           BELDEN & BLAKE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                                          34-1686642
-------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                                        (I.R.S. Employer
         incorporation or organization)                                         Identification No.)


         5200 Stoneham Road
         North Canton, Ohio                                                     44720
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                        (Zip Code)

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

                                                            [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of July 31, 1998                                       10,110,915

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----
 PART I       Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of June 30, 1998
                          and December 31, 1997.........................................................         1

                       Consolidated Statements of Operations:
                          Three and six months ended June 30, 1998 (Successor Company)
                          Three and six months ended June 30, 1997 (Predecessor Company)................         2

                       Consolidated Statements of Shareholders' Equity:
                          Six months ended June 30, 1998 (Successor Company)
                          Six months ended December 31, 1997 (Successor Company)
                          Six months ended June 30, 1997 (Predecessor Company)
                          Year ended December 31, 1996 (Predecessor Company)............................         3

                       Consolidated Statements of Cash Flows:
                          Six months ended June 30, 1998 (Successor Company)
                          Six months ended June 30, 1997 (Predecessor Company)..........................         4

                       Notes to Consolidated Financial Statements.......................................         5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...........................................         6

 PART II      Other Information

              Item 6.  Exhibits and Reports on Form 8-K.................................................        11

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,        DECEMBER 31,
                                                                      1998              1997
                                                                 ================   ================
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $        8,225      $       6,552
     Accounts receivable, net                                             32,256             35,743
     Inventories                                                          12,973              9,614
     Deferred income taxes                                                 2,575              2,702
     Other current assets                                                  5,112              4,052
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      61,141             58,663

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  523,102            499,864
     Gas gathering systems                                                21,109             20,713
     Land, buildings, machinery and equipment                             27,369             25,602
                                                                 ----------------   ----------------
                                                                         571,580            546,179
     Less accumulated depreciation, depletion and amortization            64,391             31,036
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              507,189            515,143
OTHER ASSETS                                                              25,307             25,514
                                                                 ----------------   ----------------
                                                                  $      593,637      $     599,320
                                                                 ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                             $        9,277      $       9,078
     Accrued expenses                                                     28,439             28,442
     Current portion of long-term liabilities                              1,401              1,297
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 39,117             38,817

LONG-TERM LIABILITIES
     Bank and other long-term debt                                       142,192            126,269
     Senior subordinated notes                                           225,000            225,000
     Other                                                                 3,953              4,380
                                                                 ----------------   ----------------
                                                                         371,145            355,649

DEFERRED INCOME TAXES                                                    100,061            107,996

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,110,915 and 10,000,000 shares                    1,011              1,000
     Paid in capital                                                     108,176            107,230
     Deficit                                                             (25,873)           (11,372)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' EQUITY                                83,314             96,858
                                                                 ----------------   ----------------
                                                                  $      593,637      $     599,320
                                                                 ================   ================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            SUCCESSOR    |  PREDECESSOR       SUCCESSOR     |  PREDECESSOR
                                                             COMPANY     |    COMPANY          COMPANY      |    COMPANY
                                                          -------------- | --------------    -------------- | --------------
                                                          THREE MONTHS   | THREE MONTHS       SIX MONTHS    |  SIX MONTHS
                                                              ENDED      |     ENDED             ENDED      |     ENDED
                                                          JUNE 30, 1998  | JUNE 30, 1997     JUNE 30, 1998  | JUNE 30, 1997
                                                          -------------- | --------------    -------------- | --------------
                                                                         |                                  |
REVENUES                                                                 |                                  |
     Oil and gas sales                                    $      21,363  | $      18,728     $      44,383  | $      41,591
     Gas marketing and gathering                                  9,499  |         9,353            20,512  |        21,657
     Oilfield sales and service                                   6,752  |         8,286            11,845  |        14,665
     Interest and other                                           1,084  |           716             1,761  |         1,484
                                                          -------------- | --------------    -------------- | --------------
                                                                 38,698  |        37,083            78,501  |        79,397
EXPENSES                                                                 |                                  |
     Production expense                                           6,062  |         5,398            11,743  |        10,158
     Production taxes                                               891  |           769             1,779  |         1,647
     Cost of gas and gathering expense                            7,697  |         7,504            16,680  |        18,340
     Oilfield sales and service                                   6,310  |         7,972            11,506  |        13,936
     Exploration expense                                          2,291  |         2,501             4,212  |         4,380
     General and administrative expense                           1,635  |         1,389             3,004  |         2,445
     Depreciation, depletion and amortization                    17,932  |         7,861            34,869  |        15,366
     Franchise, property and other taxes                            425  |           463               838  |           908
                                                          -------------- | --------------    -------------- | --------------
                                                                 43,243  |        33,857            84,631  |        67,180
                                                          -------------- | --------------    -------------- | --------------
                                                                         |                                  |
OPERATING (LOSS) INCOME                                          (4,545) |         3,226            (6,130) |        12,217
                                                                         |                                  |
     Interest expense                                             8,117  |         2,013            16,179  |         3,715
     Transaction-related expenses                                        |        16,758                    |        16,758
                                                          -------------- | --------------    -------------- | --------------
                                                                  8,117  |        18,771            16,179  |        20,473
                                                          -------------- | --------------    -------------- | --------------
                                                                         |                                  |
LOSS BEFORE INCOME TAXES                                        (12,662) |       (15,545)          (22,309) |        (8,256)
     (Benefit) provision for income taxes                        (4,432) |          (825)           (7,808) |         1,617
                                                          -------------- | --------------    -------------- | --------------
NET LOSS                                                  $      (8,230) | $     (14,720)    $     (14,501) | $      (9,873)
                                                          ============== | ==============    ============== | ==============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                              SUCCESSOR COMPANY  PREDECESSOR COMPANY                          RETAINED    UNEARNED
                              =================  =====================
                              COMMON    COMMON    COMMON     COMMON   PREFERRED    PAID IN    EARNINGS   RESTRICTED
                              SHARES    STOCK     SHARES     STOCK      STOCK      CAPITAL    (DEFICIT)     STOCK       TOTAL
                              ========  =========  ========  =========  ========= ===========  ==========  ==========  ===========
PREDECESSOR COMPANY:
JANUARY 1, 1996                    --   $     --    11,137   $  1,114   $  2,400  $  126,063   $  12,820   $    (106)  $ 142,291

Net income                                                                                        14,755                   14,755
Preferred stock dividend                                                                            (180)                    (180)
Stock options exercised and
          related tax benefit                            3         --                     47                                   47
Employee stock bonus                                    26          3                    418                                  421
Restricted stock activity                                4         --                    263                      71          334
Conversion of debentures                                62          6                  1,244                                1,250
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                  --         --    11,232      1,123      2,400     128,035      27,395         (35)     158,918

Net loss                                                                                          (9,873)                  (9,873)
Preferred stock redeemed                                                  (2,400)                                          (2,400)
Preferred stock dividend                                                                             (45)                     (45)
Subordinated debentures
     converted to common stock                         275         27                  5,523                                5,550
Stock options exercised and surrendered
      and related tax benefit                            1         --                  1,596                                1,596
Employee stock bonus                                    36          4                    926                                  930
Restricted stock activity                                                                 17                      35           52
Redemption of common stock                         (11,544)    (1,154)              (136,097)    (17,477)                (154,728)
Sale of common stock           10,000      1,000                                     107,230                              108,230
SUCCESSOR COMPANY:
----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997                  10,000      1,000        --         --         --     107,230          --          --      108,230

Net loss                                                                                         (11,372)                 (11,372)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997              10,000      1,000        --         --         --     107,230     (11,372)         --       96,858

Employee stock bonus              111         11                                         946                                  957
Net loss                                                                                         (14,501)                 (14,501)
----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998 (UNAUDITED)      10,111   $  1,011        --   $     --   $     --  $  108,176   $ (25,873)  $      --   $   83,314
==================================================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SUCCESSOR      |    PREDECESSOR
                                                                            COMPANY      |      COMPANY
                                                                        ---------------- | ------------------
                                                                          SIX MONTHS     |    SIX MONTHS
                                                                             ENDED       |      ENDED
                                                                         JUNE 30, 1998   |  JUNE 30, 1997
                                                                        ---------------- | ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    |
   Net loss                                                              $      (14,501) |    $       (9,873)
   Adjustments to reconcile net loss to net cash                                         |
     provided by operating activities:                                                   |
       Depreciation, depletion and amortization                                  34,869  |            15,366
       Transaction-related expenses                                                      |            15,903
       Loss on disposal of property and equipment                                    30  |               356
       Deferred income taxes                                                     (7,808) |             3,125
       Deferred compensation and stock grants                                     1,089  |             1,756
       Change in operating assets and liabilities, net of                                |
         effects of purchases of businesses:                                             |
           Accounts receivable and other operating assets                         2,479  |             1,237
           Inventories                                                           (3,369) |               112
           Accounts payable and accrued expenses                                    196  |             4,800
                                                                        ---------------- | ------------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES          12,985  |            32,782
                                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                    |
   Acquisition of businesses, net of cash acquired                               (9,512) |            (9,263)
   Proceeds from property and equipment disposals                                   706  |               704
   Additions to property and equipment                                          (16,290) |           (18,419)
   Increase in other assets                                                      (1,324) |            (9,496)
                                                                        ---------------- | ------------------
                                  NET CASH USED IN INVESTING ACTIVITIES         (26,420) |           (36,474)
                                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                    |
   Proceeds from revolving line of credit and long-term debt                             |            46,000
   Proceeds from new credit agreement                                            18,000  |           104,000
   Proceeds from senior subordinated notes                                               |           225,000
   Sale of common stock                                                                  |           108,230
   Repayment of long-term debt and other obligations                             (2,892) |          (140,325)
   Payment to shareholders and optionholders                                             |          (312,164)
   Transaction-related expenses                                                          |           (15,903)
   Preferred stock redeemed                                                              |            (2,400)
   Preferred stock dividends                                                             |               (45)
   Proceeds from sale of common stock and stock options                                  |                15
                                                                        ---------------- | ------------------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES             15,108  |            12,408
                                                                        ---------------- | ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,673  |             8,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,552  |             8,606
                                                                        ---------------- | ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        8,225  |    $       17,322
                                                                        ================ | ==================
                                                                                         |
CASH PAID DURING THE PERIOD FOR:                                                         |
   Interest                                                              $       15,556  |    $        4,153
   Income taxes, net of refunds                                                    (117) |               288
NON-CASH INVESTING AND FINANCING ACTIVITIES:                                             |
   Debentures converted to common stock                                                  |             5,550
   Acquisition of assets in exchange for long-term liabilities                      359  |               792

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 1998
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         Throughout this report, the "Company" refers to Belden & Blake Corporation ("Successor Company") and its predecessor which were acquired by TPG Partners II L.P. ("TPG") and certain other investors on June 27, 1997. The operations of the successor company represent 100% of the businesses of the predecessor. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)      JOINT VENTURE
         On March 19, 1998, the Company entered into an agreement in principle with FirstEnergy Corp. ("FirstEnergy") to form an equally-owned joint venture to be named FE Holdings L.L.C. ("FE Holdings") to engage in the exploration, development, production, transportation and marketing of natural gas. Formation of the joint venture was subject to the negotiation and execution of a definitive joint venture agreement. The Company was unable to reach agreement with FirstEnergy regarding certain terms of the joint venture agreement and in June 1998, the Company determined it would not participate in the proposed joint venture. $350,000 of costs related to the proposed formation of the joint venture and to due diligence associated with a proposed acquisition by FE Holdings were written-off to general and administrative expense in the second quarter of 1998.

(3)      ACQUISITIONS
         During the first six months of 1998, the Company acquired working interests in oil and gas wells in Ohio and Michigan for approximately $6.6 million. Estimated proved developed reserves associated with the wells totaled
7.9 Bcfe (billion cubic feet of natural gas equivalent) net to the Company's interest at the time of acquisition.

(4)      SALE OF TAX CREDIT PROPERTIES
         In March 1998, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold for approximately $510,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 10.8 Bcf (billion cubic feet) of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(5)       NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
          In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company has not determined the impact that SFAS 133 will have on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On March 27, 1997 the Company entered into a merger agreement with a TPG subsidiary which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase (the "TPG Merger"). For financial reporting purposes, the merger was considered effective June 30, 1997 and the operations of the Company prior to July 1, 1997 were classified as predecessor company operations. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The allocation of the purchase price resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the first six months of 1998 compared to the first six months of 1997. These higher charges are expected to continue in subsequent accounting periods.

         As a result of the substantial debt incurred to finance the TPG
Merger, the Company is highly leveraged, resulting in materially higher interest charges in the first six months of 1998 compared to the first six months of 1997. These higher interest charges are expected to continue in subsequent accounting periods.

         As a result of the TPG Merger, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997.

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1998 AND 1997 COMPARED
         Operating income decreased $7.7 million from $3.2 million in the second quarter of 1997 to an operating loss of $4.5 million in the second quarter of 1998. The decrease in operating income was due primarily to a $10.0 million increase in depreciation, depletion and amortization expense due to significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above. The operating income from the oil and gas operations segment decreased $8.1 million from $2.6 million in the second quarter of 1997 to an operating loss of $5.5 million in the second quarter of 1998. The operating loss from the oilfield sales and service segment was $92,000 in the second quarter of 1997 and $93,000 in the second quarter of 1998.

         Net loss decreased $6.5 million from $14.7 million in the second quarter of 1997 to $8.2 million in the second quarter of 1998. This decrease was the result of the absence in the second quarter of 1998 of $16.8 million in transaction expenses incurred in the second quarter of 1997 related to the TPG Merger, offset by a $10.0 million increase in depreciation, depletion and amortization expense and an increase of $6.1 million in interest expense in the second quarter of 1998 offset by an increase in the income tax benefit of $3.6 million. The increase in the income tax benefit was primarily due to the increase in loss before income taxes excluding transaction-related expenses combined with a change in the effective tax rate due to the nondeductibility of certain transaction-related expenses in the second quarter of 1997.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $15.7 million in the second quarter of 1998 compared to $13.6 million in the second quarter of 1997 primarily due to a $1.8 million increase in the operating margin from oil and gas sales.

         Total revenues increased $1.6 million (4%) in the second quarter of 1998 compared to the second quarter of 1997. Gross operating margins increased $1.9 million (13%) in the second quarter of 1998 compared to the second quarter of 1997.

         Oil volumes decreased 7,000 Bbls (barrels) (3%) from 194,000 Bbls in the second quarter of 1997 to 187,000 Bbls in the second quarter of 1998 resulting in a decrease in oil sales of approximately $110,000. The oil volume decrease was primarily due to the Company postponing sales due to low oil prices. Gas volumes increased 1.3 Bcf (20%) from 6.3 Bcf in the second quarter of 1997 to 7.6 Bcf in the second quarter of 1998 resulting in an increase in gas sales of approximately $3.0 million. The gas volume increase was primarily due to production from properties acquired and wells drilled in 1997 and 1998.

         The average price paid for the Company's oil decreased from $17.72 per barrel in the second quarter of 1997 to $12.86 per barrel in the second quarter of 1998 which decreased oil sales by approximately $910,000. The average price paid for the Company's natural gas increased $.09 per Mcf (thousand cubic feet) to $2.51 per Mcf in the second quarter of 1998 compared to the second quarter of 1997 which increased gas sales in the second quarter of 1998 by approximately $680,000. The average gas price for the second quarter of 1998 was enhanced by $.03 per Mcf as a result of the Company's hedging activities for that period. There was no hedging activity in the 1997 period.

         Production expense increased $664,000 (12%) from $5.4 million in the second quarter of 1997 to $6.1 million in the second quarter of 1998. The average production cost decreased from $.72 per Mcfe (equivalent Mcf of natural gas) in the second quarter of 1997 to $.70 per Mcfe in the second quarter of 1998. The decrease in production cost per Mcfe was largely due to cost reductions from the Company's decision to defer work on marginal oil wells due to low oil prices. Production taxes increased $122,000 (16%) from $769,000 in the second quarter of 1997 to $891,000 in the second quarter of 1998. The average production taxes remained consistent at $.10 per Mcfe in the second quarter of 1998 and 1997.

         General and administrative expense increased by $246,000 (18%) from $1.4 million in the second quarter of 1997 to $1.6 million in the second quarter of 1998 primarily due to the write-off of $350,000 in costs related to the proposed joint venture with FirstEnergy and due diligence associated with a proposed acquisition by FE Holdings.

         Depreciation, depletion and amortization increased by $10.0 million (128%) from $7.9 million in the second quarter of 1997 to $17.9 million in the second quarter of 1998. Depletion expense increased $9.0 million (149%) from $6.1 million in the second quarter of 1997 to $15.1 million in the second quarter of 1998. Depletion per Mcfe increased from $.81 per Mcfe in the second quarter of 1997 to $1.75 per Mcfe in the second quarter of 1998. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above.

         Interest expense increased $6.1 million (303%) from $2.0 million in the second quarter of 1997 to $8.1 million in the second quarter of 1998. This increase was primarily due to interest expense associated with the substantial additional debt incurred to finance the TPG Merger. The Company incurred
$93,000 in additional interest expense during the second quarter of 1998 related to interest rate swaps.

RESULTS OF OPERATIONS - SIX MONTHS OF 1998 AND 1997 COMPARED
         Operating income decreased $18.3 million (150%) from $12.2 million in the first six months of 1997 to an operating loss of $6.1 million in the first six months of 1998. The decrease in operating income was due primarily to a $19.5 million increase in depreciation, depletion and amortization expense due to significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above. The operating income from the oil and gas operations segment decreased $18.0 million (167%) from $10.8 million in the first six months of 1997 to an operating loss of $7.2 million in the first six months of 1998 due primarily to a $19.2 million increase in depreciation, depletion and amortization expense. The operating loss from the oilfield sales and service segment increased $669,000 from $36,000 in the first six months of 1997 to $705,000 in the first six months of 1998 due to decreased revenue in the first six months of 1998 as a result of work deferred due to low oil prices and extended frost laws limiting access to roadways to drill or rework wells.

         Net loss increased $4.6 million from $9.9 million in the first six months of 1997 to $14.5 million in the first six months of 1998. The increased loss was the result of the $19.5 million increase in depreciation, depletion and amortization expense and an increase of $12.5 million in interest expense offset by a decrease in the provision for income taxes of $9.4 million and the $16.8 million in transaction expenses related to the TPG Merger in the second quarter of 1997.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $33.0 million in the first six months of 1998 compared to $32.0 million in the first six months of 1997 primarily due to a $1.1 million increase in the operating margin from oil and gas sales.

         Total revenues decreased $896,000 in the first six months of 1998 compared to the first six months of 1997. Gross operating margins increased $1.2 million (4%) in the first six months of 1998 compared to the first six months of 1997.

         Oil volumes decreased 1,000 Bbls from 381,000 Bbls in the first six months of 1997 to 380,000 Bbls in the first six months of 1998 resulting in a decrease in oil sales of approximately $20,000. The oil volume decrease was primarily due to the Company postponing sales due to low oil prices. Gas volumes increased 2.4 Bcf (19%) from 12.7 Bcf in the first six months of 1997 to 15.1 Bcf in the first six months of 1998 resulting in an increase in gas sales of approximately $6.3 million. The gas volume increase was primarily due to production from properties acquired and wells drilled in 1997 and 1998.

         The average price paid for the Company's oil decreased from $19.11 per barrel in the first six months of 1997 to $13.32 per barrel in the first six months of 1998 which decreased oil sales by approximately $2.2 million. The average price paid for the Company's natural gas decreased $.09 per Mcf to $2.60 per Mcf in the first six months of 1998 compared to the first six months of 1997 which decreased gas sales in the first six months of 1998 by approximately $1.4 million. The average gas price for the first six months of 1998 was enhanced by $.02 per Mcf as a result of the Company's hedging activities for that period. There was no hedging activity in the 1997 period.

         Production expense increased $1.5 million (16%) from $10.2 million in the first six months of 1997 to $11.7 million in the first six months of 1998 due to the net increase in volumes in the first six months of 1998 discussed above. The average production cost was $.68 per Mcfe in the first six months of 1997 and 1998. Production taxes increased $132,000 (8%) from $1.6 million in the first six months of

1997 to $1.8 million in the first six months of 1998. The average production taxes decreased from $.11 per Mcfe in the first six months of 1997 to $.10 per Mcfe in the first six months of 1998.

         General and administrative expense increased by $559,000 (23%) from $2.4 million in the first six months of 1997 to $3.0 million in the first six months of 1998 primarily due to the write-off of $350,000 in costs related to the proposed joint venture with FirstEnergy and increased compensation expense in the first six months of 1998.

         Depreciation, depletion and amortization increased by $19.5 million (127%) from $15.4 million in the first six months of 1997 to $34.9 million in the first six months of 1998. Depletion expense increased $17.7 million (150%) from $11.9 million in the first six months of 1997 to $29.6 million in the first six months of 1998. Depletion per Mcfe increased from $.79 per Mcfe in the first six months of 1997 to $1.70 per Mcfe in the first six months of 1998. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above.

         Interest expense increased $12.5 million (336%) from $3.7 million in the first six months of 1997 to $16.2 million in the first six months of 1998. This increase was primarily due to substantial additional debt incurred to finance the TPG Merger. The Company incurred $185,000 in additional interest expense during the first six months of 1998 related to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at June 30, 1998 was 1.56 to 1.00. During the first six months of 1998, working capital increased $2.2 million from $19.8 million to $22.0 million. The Company's operating activities provided cash flows of $13.0 million during the first six months of 1998.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed to provide the Company with revolving credit loans of up to the lesser of the borrowing base or $200 million, of which $25 million will be available for the issuance of letters of credit. The initial borrowing base was set at $180 million. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semi-annual adjustment. The Company is currently under going a borrowing base review. The Company's lenders have proposed a revised base of $170 million which will become effective when 75% of the lenders approve the revised borrowing base. The Company borrowed $104 million under the credit agreement to partially finance the TPG Merger, to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The credit agreement matures on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.21875% at June 30, 1998.

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

         The Company currently expects to spend approximately $31 million during 1998 on its drilling activities and approximately $11 million for other capital expenditures. The Company's ongoing acquisition program is expected to be financed with available cash flow, available revolving credit line, additional borrowings or additional equity.

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

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR +1.5% for a fixed rate of 7.2825% for three years.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes pose minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $236,000 in the second quarter of 1998. There was no hedging activity in the second quarter of 1997. At June 30, 1998, the Company had open futures contracts covering 8.8 Bcf of 1998 and 1999 gas production at a weighted average NYMEX price of $2.45 per Mcf which represented a net unrealized loss of $365,000.

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



                                                     BELDEN & BLAKE CORPORATION



Date:    August 10, 1998                 By: /s/ Ronald L. Clements
     -------------------                    ------------------------------------
                                             Ronald L. Clements, Director
                                             and Chief Executive Officer




Date:    August 10, 1998                 By: /s/ Ronald E. Huff
     -------------------                    ------------------------------------
                                             Ronald E. Huff, Director, President
                                             and Chief Financial Officer