Form 10-Q
period 1998-09-30
BELDEN & BLAKE CORP /OH/
filed 1998-11-16
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

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

                                                          [X]  Yes   [  ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of October 31, 1998                              10,110,915

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                                                            PAGE
                                                                                                            ----
 PART I       Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of September 30, 1998
                          and December 31, 1997 ...........................................................      1

                       Consolidated Statements of Operations:
                          Three and nine months ended September 30, 1998 (Successor Company)
                          Three months ended September 30, 1997 (Successor Company)
                          Six months ended June 30, 1997 (Predecessor Company) ............................      2

                       Consolidated Statements of Shareholders' Equity:
                          Nine months ended September 30, 1998 (Successor Company)
                          Six months ended December 31, 1997 (Successor Company)
                          Six months ended June 30, 1997 (Predecessor Company)
                          Year ended December 31, 1996 (Predecessor Company) ..............................      3

                       Consolidated Statements of Cash Flows:
                          Nine months ended September 30, 1998 (Successor Company)
                          Three months ended September 30, 1997 (Successor Company)
                          Six months ended June 30, 1997 (Predecessor Company) ............................      4

                       Notes to Consolidated Financial Statements .........................................      5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations .............................................      6

 PART II      Other Information

              Item 6.  Exhibits and Reports on Form 8-K ...................................................     13

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1998               1997
                                                                 ================   ================
                                                                   (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $        8,631      $       6,552
     Accounts receivable, net                                             32,628             35,743
     Inventories                                                          11,816              9,614
     Deferred income taxes                                                 2,511              2,702
     Other current assets                                                  4,872              4,052
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      60,458             58,663

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  536,956            499,864
     Gas gathering systems                                                21,351             20,713
     Land, buildings, machinery and equipment                             27,888             25,602
                                                                 ----------------   ----------------
                                                                         586,195            546,179
     Less accumulated depreciation, depletion and amortization            80,570             31,036
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              505,625            515,143
OTHER ASSETS                                                              24,695             25,514
                                                                 ----------------   ----------------
                                                                  $      590,778      $     599,320
                                                                 ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable                                             $       11,036      $       9,078
     Accrued expenses                                                     35,697             28,442
     Current portion of long-term liabilities                              1,394              1,297
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 48,127             38,817

LONG-TERM LIABILITIES
     Bank and other long-term debt                                       143,177            126,269
     Senior subordinated notes                                           225,000            225,000
     Other                                                                 3,603              4,380
                                                                 ----------------   ----------------
                                                                         371,780            355,649

DEFERRED INCOME TAXES                                                     95,643            107,996

SHAREHOLDERS' EQUITY
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,110,915 and 10,000,000 shares                    1,011              1,000
     Paid in capital                                                     108,176            107,230
     Deficit                                                             (33,959)           (11,372)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' EQUITY                                75,228             96,858
                                                                 ----------------   ----------------
                                                                  $      590,778      $     599,320
                                                                 ================   ================


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                                     | PREDECESSOR
                                                                         SUCCESSOR COMPANY                           |  COMPANY
                                                 ====================================================================|=============
                                                  THREE MONTHS     THREE MONTHS      NINE MONTHS       THREE MONTHS  |  SIX MONTHS
                                                      ENDED            ENDED            ENDED              ENDED     |     ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30, |    JUNE 30,
                                                      1998             1997              1998              1997      |     1997
                                                 ==============   ===============   ==============    ============== | ============
REVENUES                                                                                                             |
   Oil and gas sales                             $      21,042    $       19,770    $      65,425     $      19,770  | $    41,591
   Gas marketing and gathering                           7,878            10,613           28,390            10,613  |      21,657
   Oilfield sales and service                            5,883             7,999           17,728             7,999  |      14,665
   Interest and other                                    1,035               736            2,796               736  |       1,484
                                                 --------------   ---------------   --------------    -------------- | ------------
                                                        35,838            39,118          114,339            39,118  |      79,397
EXPENSES                                                                                                             |
   Production expense                                    5,843             5,255           17,586             5,255  |      10,158
   Production taxes                                        889               801            2,668               801  |       1,647
   Cost of gas and gathering expense                     6,393             8,929           23,073             8,929  |      18,340
   Oilfield sales and service                            5,825             6,989           17,331             6,989  |      13,936
   Exploration expense                                   2,330             1,925            6,542             1,925  |       4,380
   General and administrative expense                    1,265               820            4,269               820  |       2,445
   Depreciation, depletion and amortization             16,949            15,619           51,818            15,619  |      15,366
   Franchise, property and other taxes                     435               443            1,273               443  |         908
                                                 --------------   ---------------   --------------    -------------- | ------------
                                                        39,929            40,781          124,560            40,781  |      67,180
                                                 --------------   ---------------   --------------    -------------- | ------------
                                                                                                                     |
OPERATING (LOSS) INCOME                                 (4,091)           (1,663)         (10,221)           (1,663) |      12,217
                                                                                                                     |
   Interest expense                                      8,349             7,552           24,528             7,552  |       3,715
   Transaction-related expenses                                                                                      |      16,758
                                                 --------------   ---------------   --------------    -------------- | ------------
                                                         8,349             7,552           24,528             7,552  |      20,473
                                                 --------------   ---------------   --------------    -------------- | ------------
                                                                                                                     |
LOSS BEFORE INCOME TAXES                               (12,440)           (9,215)         (34,749)           (9,215) |      (8,256)
   (Benefit) provision for income taxes                 (4,354)           (3,405)         (12,162)           (3,405) |       1,617
                                                 --------------   ---------------   --------------    -------------- | ------------
NET LOSS                                         $      (8,086)   $       (5,810)   $     (22,587)    $      (5,810) | $    (9,873)
                                                 ==============   ===============   ==============    ============== | ============


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  SUCCESSOR COMPANY   PREDECESSOR COMPANY
                                 ===================  ==================                           RETAINED     UNEARNED
                                  COMMON     COMMON    COMMON    COMMON  PREFERRED    PAID IN      EARNINGS    RESTRICTED
                                  SHARES     STOCK     SHARES    STOCK     STOCK      CAPITAL     (DEFICIT)      STOCK      TOTAL
                                 =========  ========  ========  ======== =========  ============ ============  ========== ==========
PREDECESSOR COMPANY:
JANUARY 1, 1996                        --   $   --     11,137   $ 1,114   $ 2,400    $ 126,063    $  12,820     $  (106)  $ 142,291

Net income                                                                                           14,755                  14,755
Preferred stock dividend                                                                               (180)                   (180)
Stock options exercised and
       related tax benefit                                  3        --                     47                                   47
Employee stock bonus                                       26         3                    418                                  421
Restricted stock activity                                   4        --                    263                       71         334
Conversion of debentures                                   62         6                  1,244                                1,250
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                     --        --     11,232     1,123     2,400      128,035       27,395         (35)    158,918

Net loss                                                                                             (9,873)                 (9,873)
Preferred stock redeemed                                                   (2,400)                                           (2,400)
Preferred stock dividend                                                                                (45)                    (45)
Subordinated debentures
       converted to common stock                          275        27                  5,523                                5,550
Stock options exercised and
       surrendered and related
       tax benefit                                          1        --                  1,596                                1,596
Employee stock bonus                                       36         4                    926                                  930
Restricted stock activity                                                                   17                       35          52
Redemption of common stock                            (11,544)   (1,154)              (136,097)     (17,477)               (154,728)
Sale of common stock              10,000     1,000                                     107,230                              108,230
SUCCESSOR COMPANY:
------------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997                     10,000     1,000         --        --        --      107,230           --          --     108,230

Net loss                                                                                            (11,372)                (11,372)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                 10,000     1,000         --        --        --      107,230      (11,372)         --      96,858

Employee stock bonus                 111        11                                         946                                  957
Net loss                                                                                            (22,587)                (22,587)
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998 (UNAUDITED)    10,111    $1,011         --   $    --   $    --    $ 108,176    $ (33,959)    $    --   $  75,228
====================================================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SUCCESSOR             |    PREDECESSOR
                                                                                   COMPANY              |      COMPANY
                                                                       -------------------------------  |  ---------------
                                                                         NINE MONTHS     THREE MONTHS   |   SIX MONTHS
                                                                           ENDED            ENDED       |     ENDED
                                                                        SEPTEMBER 30,    SEPTEMBER 30,  |    JUNE 30,
                                                                            1998             1997       |      1997
                                                                       -------------    -------------   |  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                   |
   Net loss                                                             $ (22,587)        $  (5,810)    |   $  (9,873)
   Adjustments to reconcile net loss to net cash                                                        |
     provided by operating activities:                                                                  |
       Depreciation, depletion and amortization                            51,818            15,619     |      15,366
       Transaction-related expenses                                            --                --     |      15,903
       Loss on disposal of property and equipment                              19                17     |         356
       Deferred income taxes                                              (12,162)           (3,093)    |       3,125
       Deferred compensation and stock grants                               1,142                26     |       1,756
       Change in operating assets and liabilities, net of                                               |
        effects of purchases of businesses:                                                             |
          Accounts receivable and other operating assets                    2,263            (3,103)    |       1,237
          Inventories                                                      (2,212)              736     |         112
          Accounts payable and accrued expenses                             9,213            (1,800)    |       4,800
                                                                        ---------         ---------     |   ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                     27,494             2,592     |      32,782
                                                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                   |
   Acquisition of businesses, net of cash acquired                        (11,574)             (196)    |      (9,263)
   Proceeds from property and equipment disposals                             822               520     |         704
   Additions to property and equipment                                    (28,931)          (12,892)    |     (18,419)
   (Increase) decrease in other assets                                     (1,359)              124     |      (9,496)
                                                                        ---------         ---------     |    ---------
             NET CASH USED IN INVESTING ACTIVITIES                        (41,042)          (12,444)    |     (36,474)
                                                                                                        |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                   |
   Proceeds from revolving line of credit and long-term debt                   --                --     |      46,000
   Proceeds from new credit agreement                                      19,000             2,000     |     104,000
   Proceeds from senior subordinated notes                                     --                --     |     225,000
   Sale of common stock                                                        --                --     |     108,230
   Repayment of long-term debt and other obligations                       (3,373)           (2,591)    |    (140,325)
   Payment to shareholders and optionholders                                   --                --     |    (312,164)
   Transaction-related expenses                                                --                --     |     (15,903)
   Preferred stock redeemed                                                    --                --     |      (2,400)
   Preferred stock dividends                                                   --                --     |         (45)
   Proceeds from sale of common stock and stock options                        --                --     |          15
                                                                        ---------         ---------     |   ---------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           15,627              (591)    |      12,408
                                                                        ---------         ---------     |   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,079           (10,443)    |       8,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            6,552            17,322     |       8,606
                                                                        ---------         ---------     |   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   8,631         $   6,879     |   $  17,322
                                                                        =========         =========     |   =========
                                                                                                        |
CASH PAID DURING THE PERIOD FOR:                                                                        |
   Interest                                                             $  18,112         $   1,518     |   $   4,153
   Income taxes, net of refunds                                              (117)               --     |         288
NON-CASH INVESTING AND FINANCING ACTIVITIES:                                                            |
   Debentures converted to common stock                                        --                --     |       5,550
   Acquisition of assets in exchange for long-term liabilities                415                --     |         792



See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)      JOINT VENTURE

         On March 19, 1998, the Company entered into an agreement in principle with FirstEnergy Corp. ("FirstEnergy") to form an equally-owned joint venture to be named FE Holdings L.L.C. ("FE Holdings") to engage in the exploration, development, production, transportation and marketing of natural gas. Formation of the joint venture was subject to the negotiation and execution of a definitive joint venture agreement. The Company was unable to reach agreement with FirstEnergy regarding certain terms of the joint venture agreement and in June 1998, the Company determined it would not participate in the proposed joint venture. $365,000 of costs related to the proposed formation of the joint venture and to due diligence associated with a proposed acquisition by FE Holdings were written-off to general and administrative expense in the second and third quarters of 1998.

(3)      ACQUISITIONS

         During the first nine months of 1998, the Company acquired working interests in oil and gas wells in Ohio, West Virginia and Michigan for approximately $7.6 million. Estimated proved developed reserves associated with the wells totaled 9.4 Bcfe (billion cubic feet of natural gas equivalent) net to the Company's interest at the time of acquisition.

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

(5)      EXPANSION OF GAS MARKETING CAPABILITY

         In July 1998, the Company began development of a major expansion of its gas marketing capability, with the objective of substantially increasing the number of industrial and commercial customers served, the volumes of gas sold and future net operating margins from gas sales. The expansion includes the selection and installation of a Customer Information System ("CIS") capable of servicing several thousand gas customers. It also includes the selection and installation of a Gas Management System ("GMS") to maintain a balance between gas supply and demand, and to control inventory costs. The CIS and GMS systems are expected to be installed and operational by May 1999.

         Through September 30, 1998, the Company expensed $392,000 related to this expansion project, which was included in "Cost of gas and gathering expense" in the Consolidated Statements of Operations. The Company has adopted SOP 98-1, and accordingly plans to capitalize certain costs associated with the development of the CIS and GMS systems (See Note 6). Through September 30, 1998, the Company has capitalized $378,000. The majority of these expenditures relate to consulting services associated with the selection of the CIS and GMS systems. Total expenditures associated with the acquisition and installation of the CIS and GMS systems and the planned marketing expansion are estimated at $3.3 million.

(6)      ACCOUNTING CHANGES

         In July 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA). SOP 98-1 requires companies to capitalize certain qualified costs incurred in connection with internal-use software development projects.

(7)      NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. On adoption, the provisions of SFAS 133 must be applied prospectively. The Company has not determined the impact that SFAS 133 will have on its financial statements and has not determined the timing of or method of adoption of SFAS 133.


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

         The allocation of the purchase price resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the first nine months of 1998 compared to the first nine months of 1997. These higher charges are expected to continue in subsequent accounting periods.

         As a result of the substantial debt incurred to finance the TPG Merger, the Company is highly leveraged, resulting in materially higher interest charges in the first nine months of 1998 compared to the first nine months of 1997. These higher interest charges are expected to continue in subsequent accounting periods.

RESULTS OF OPERATIONS

         As a result of the TPG Merger, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997. The following table combines the six-month predecessor company period ended June 30, 1997 with the three-month successor company period ended September 30, 1997 for purposes of the discussion of nine months results (dollars in thousands, percentage of revenue).

                                        Three months ended September 30,        Nine months ended September 30,
                                      -------------------------------------- ---------------------------------------
 REVENUES                                    1998               1997                 1998                1997

                                      ------------------ ------------------- -------------------  ------------------
   Oil and gas sales                  $  21,042    58.7%  $  19,770    50.5%  $  65,425    57.2%  $  61,361    51.8%
   Gas marketing and gathering            7,878    22.0      10,613    27.1      28,390    24.8      32,270    27.2
   Oilfield sales and service             5,883    16.4       7,999    20.5      17,728    15.5      22,664    19.1
   Interest and other                     1,035     2.9         736     1.9       2,796     2.5       2,220     1.9
                                      ------------------ ------------------- -------------------  ------------------
                                         35,838   100.0      39,118   100.0     114,339   100.0     118,515   100.0

 EXPENSES
   Production expense                     5,843    16.3       5,255    13.4      17,586    15.4      15,413    13.0
   Production taxes                         889     2.5         801     2.1       2,668     2.3       2,448     2.1
   Cost of gas and gathering expense      6,393    17.8       8,929    22.8      23,073    20.2      27,269    23.0
   Oilfield sales and service             5,825    16.3       6,989    17.9      17,331    15.2      20,925    17.7
   Exploration expense                    2,330     6.5       1,925     4.9       6,542     5.7       6,305     5.3
   General and administrative expense     1,265     3.5         820     2.1       4,269     3.7       3,265     2.8
   Depreciation, depletion and           16,949    47.3      15,619    39.9      51,818    45.3      30,985    26.1
   amortization
   Franchise, property and other            435     1.2         443     1.1       1,273     1.1       1,351     1.1
   taxes
                                      ------------------ ------------------- -------------------  ------------------
                                         39,929   111.4      40,781   104.3     124,560   108.9     107,961    91.1
                                      ------------------ ------------------- -------------------  ------------------
 OPERATING (LOSS) INCOME                 (4,091)  (11.4)     (1,663)   (4.3)    (10,221)   (8.9)     10,554     8.9
   Interest expense                       8,349    23.3       7,552    19.3      24,528    21.5      11,267     9.5
   Transaction expense                                                                               16,758    14.1

                                      ------------------ ------------------- -------------------  ------------------
                                          8,349    23.3       7,552    19.3      24,528    21.5      28,025    23.7
                                      ------------------ ------------------- -------------------  ------------------

 LOSS BEFORE INCOME TAXES               (12,440)  (34.7)     (9,215)  (23.6)    (34,749)  (30.4)    (17,471)  (14.7)
    Income tax benefit                   (4,354)  (12.1)     (3,405)   (8.7)    (12,162)  (10.6)     (1,788)   (1.5)
                                      ================== =================== ===================  ==================
 NET LOSS                             $  (8,086)  (22.6)% $  (5,810)  (14.9)% $ (22,587)  (19.8)% $ (15,683)  (13.2)%

                                      ================== =================== ===================  ==================

 EBITDAX                              $  15,188    42.4%  $  15,881    40.6%  $  48,139    42.1%  $  47,844    40.4%


RESULTS OF OPERATIONS - THIRD QUARTERS OF 1998 AND 1997 COMPARED

         Operating loss increased $2.4 million from an operating loss of $1.7 million in the third quarter of 1997 to an operating loss of $4.1 million in the third quarter of 1998. The increase in operating loss was due primarily to a $1.3 million increase in depletion expense due to increased production volumes from properties acquired and wells drilled in 1997 and 1998. The operating loss from the oil and gas operations segment increased $1.8 million from an operating loss of $2.9 million in the third quarter of 1997 to an operating loss of $4.7 million in the third quarter of 1998 due primarily to the increase of $1.3 million in depletion. The operating income from the oilfield sales and service segment decreased $955,000 from $508,000 in the third quarter of 1997 to an operating loss of $447,000 in the third quarter of 1998 as a result of work deferred by the company and third parties due to low oil prices.

         Net loss increased $2.3 million from $5.8 million in the third quarter of 1997 to $8.1 million in the third quarter of 1998. This increase was the result of a $1.3 million increase in depreciation, depletion and amortization expense, an increase of $797,000 in interest expense, and a $955,000 decrease in the oilfield sales and service segment operating margin in the third quarter of 1998, offset by an increase in the income tax benefit of $949,000. The increase in the income tax benefit was primarily due to the increase in loss before income taxes.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $15.2 million in the third quarter of 1998 compared to $15.9 million in the third quarter of 1997 primarily due to a $952,000 decrease in the operating margin from oilfield sales and service and a $199,000 decrease in the operating margin from gas marketing and gathering offset by a $596,000 increase in the operating margin from oil and gas sales.

         Total revenues decreased $3.3 million (8%) in the third quarter of 1998 compared to the third quarter of 1997. Gross operating margins decreased $555,000 (3%) in the third quarter of 1998 compared to the third quarter of 1997.

         Oil volumes increased 3,000 Bbls (barrels) (2%) from 184,000 Bbls in the third quarter of 1997 to 187,000 Bbls in the third quarter of 1998 resulting in an increase in oil sales of approximately $50,000. Gas volumes increased 0.5 Bcf (8%) from 6.9 Bcf in the third quarter of 1997 to 7.4 Bcf in the third quarter of 1998 resulting in an increase in gas sales of approximately $1.4 million. The oil and gas volume increases were primarily due to production from properties acquired and wells drilled in 1997 and 1998.

         The average price paid for the Company's oil decreased from $17.00 per barrel in the third quarter of 1997 to $12.31 per barrel in the third quarter of 1998 which decreased oil sales by approximately $880,000. The average price paid for the Company's natural gas increased $.09 per Mcf (thousand cubic feet) to $2.52 per Mcf in the third quarter of 1998 compared to the third quarter of 1997 which increased gas sales in the third quarter of 1998 by approximately $670,000. The average gas price for the third quarter of 1998 was enhanced by $.07 per Mcf as a result of the Company's hedging activities for that period. There was no hedging activity in the 1997 period.

         Production expense increased $588,000 (11%) from $5.3 million in the third quarter of 1997 to $5.8 million in the third quarter of 1998. The average production cost increased from $.66 per Mcfe (equivalent Mcf of natural gas) in the third quarter of 1997 to $.68 per Mcfe in the third quarter of 1998. Production taxes increased $88,000 (11%) from $801,000 in the third quarter of 1997 to $889,000 in the third quarter of 1998. The average production taxes remained consistent at $.10 per Mcfe in the third quarters of 1998 and 1997.

         General and administrative expense increased by $445,000 (54%) from $820,000 in the third quarter of 1997 to $1.3 million in the third quarter of 1998 primarily due to increased health care costs and compensation expense in the third quarter of 1998.

         Depreciation, depletion and amortization increased by $1.3 million (9%) from $15.6 million in the third quarter of 1997 to $16.9 million in the third quarter of 1998. Depletion expense increased $1.3 million (10%) from $13.0 million in the third quarter of 1997 to $14.3 million in the third quarter of 1998. Depletion per Mcfe increased from $1.64 per Mcfe in the third quarter of 1997 to $1.67 per Mcfe in the third quarter of 1998.

         Interest expense increased approximately $797,000 (11%) from $7.6 million in the third quarter of 1997 to $8.3 million in the third quarter of 1998. This increase was primarily due to interest expense associated with the additional debt incurred to finance the properties acquired and wells drilled in the last twelve months. The Company incurred $104,000 in additional interest expense during the third quarter of 1998 related to interest rate swaps.

RESULTS OF OPERATIONS - NINE MONTHS OF 1998 AND 1997 COMPARED

         Operating income decreased $20.8 million from $10.6 million in the first nine months of 1997 to an operating loss of $10.2 million in the first nine months of 1998. The decrease in operating income was due primarily to a $20.8 million increase in depreciation, depletion and amortization expense due to significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above. The operating income from the oil and gas operations segment decreased $19.8 million from $7.9 million in the first nine months of 1997 to an operating loss of $11.9 million in the first nine months of 1998 due primarily to a $20.6 million increase in depreciation, depletion and amortization expense. The operating income from the oilfield sales and service segment decreased $1.6 million from $472,000 in the first nine months of 1997 to an operating loss of $1.2 million in the first nine months of 1998 due to decreased revenue in the first nine months of 1998 as a result of work deferred by the company and third parties due to low oil prices and extended frost laws limiting access to roadways to drill or rework wells.

         Net loss increased $6.9 million from $15.7 million in the first nine months of 1997 to $22.6 million in the first nine months of 1998. The increased loss was the result of the $20.8 million increase in depreciation, depletion and amortization expense and an increase of $13.3 million in interest expense offset by a decrease in the provision for income taxes of $10.4 million and the $16.8 million in transaction expenses related to the TPG Merger in the second quarter of 1997.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $48.1 million in the first nine months of 1998 compared to $47.8 million in the first nine months of 1997 primarily due to a $1.7 million increase in the operating margin from oil and gas sales and a $316,000 increase in the operating margin from gas marketing and gathering offset by a $1.3 million decrease in the operating margin from oilfield sales and service.

         Total revenues decreased $4.2 million in the first nine months of 1998 compared to the first nine months of 1997. Gross operating margins increased $645,000 (1%) in the first nine months of 1998 compared to the first nine months of 1997.

         Oil volumes increased 2,000 Bbls from 565,000 Bbls in the first nine months of 1997 to 567,000 Bbls in the first nine months of 1998 resulting in an increase in oil sales of approximately $35,000. Gas volumes increased 2.9 Bcf (15%) from 19.6 Bcf in the first nine months of 1997 to 22.5 Bcf in the first nine months of 1998 resulting in an increase in gas sales of approximately $7.6 million. The oil and gas volume increases were primarily due to production from properties acquired and wells drilled in 1997 and 1998.

         The average price paid for the Company's oil decreased $5.44 per barrel (30%) from $18.42 per barrel in the first nine months of 1997 to $12.98 per barrel in the first nine months of 1998 which decreased oil sales by approximately $3.1 million. The average price paid for the Company's natural gas decreased $.02 per Mcf to $2.58 per Mcf in the first nine months of 1998 compared to the first nine months of 1997 which decreased gas sales in the first nine months of 1998 by approximately $450,000.

The average gas price for the first nine months of 1998 was enhanced by $.04 per Mcf as a result of the Company's hedging activities for that period. There was no hedging activity in the 1997 period.

         Production expense increased $2.2 million (14%) from $15.4 million in the first nine months of 1997 to $17.6 million in the first nine months of 1998 due to the net increase in volumes in the first nine months of 1998 discussed above. The average production cost was $.67 per Mcfe in the first nine months of 1997 and $.68 per Mcfe in the first nine months of 1998. Production taxes increased $220,000 (9%) from $2.4 million in the first nine months of 1997 to $2.7 million in the first nine months of 1998. The average production taxes decreased from $.11 per Mcfe in the first nine months of 1997 to $.10 per Mcfe in the first nine months of 1998.

         General and administrative expense increased by $1.0 million (31%) from $3.3 million in the first nine months of 1997 to $4.3 million in the first nine months of 1998 primarily due to the write-off of $365,000 in costs related to the proposed joint venture with FirstEnergy and increased health care costs and compensation expense in the first nine months of 1998.

         Depreciation, depletion and amortization increased by $20.8 million (67%) from $31.0 million in the first nine months of 1997 to $51.8 million in the first nine months of 1998. Depletion expense increased $19.0 million (76%) from $24.9 million in the first nine months of 1997 to $43.9 million in the first nine months of 1998. Depletion per Mcfe increased from $1.08 per Mcfe in the first nine months of 1997 to $1.69 per Mcfe in the first nine months of 1998. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the TPG Merger discussed above.

         Interest expense increased approximately $13.2 million (118%) from $11.3 million in the first nine months of 1997 to $24.5 million in the first nine months of 1998. This increase was primarily due to substantial additional debt incurred to finance the TPG Merger. The Company incurred $289,000 in additional interest expense during the first nine months of 1998 related to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at September 30, 1998 was 1.26 to 1.00. During the first nine months of 1998, working capital decreased $7.5 million from $19.8 million to $12.3 million. The Company's operating activities provided cash flows of $27.5 million during the first nine months of 1998.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed to provide the Company with revolving credit loans of up to the lesser of the borrowing base or $200 million, of which $25 million will be available for the issuance of letters of credit. The initial borrowing base was set at $180 million. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semi-annual adjustment. The Company's current borrowing base is $170 million. The Company is currently undergoing a borrowing base review. The administrative agent for the several lenders has submitted a proposal under which the borrowing base would be reduced to $160 million and the interest rate would be increased to LIBOR +2.0% if outstanding balances exceed a specified threshold amount of $126 million. To the extent that outstanding balances exceed the borrowing base at the time of its redetermination in April 1999, such excess would become due and payable upon the effective date of such redetermination. The Company's internally generated cash flow may not be sufficient to repay such excess without a reduction in other planned expenditures. Further, repayment of such excess could have a material adverse effect on the Company's liquidity and capital expenditures in the absence of alternate financing or additional equity. There can be no assurance that such alternate financing or additional equity could be obtained on terms acceptable to the Company, if at all. The Company is currently considering the proposal submitted by the administrative agent for the several lenders and if such proposal is accepted by the Company, it will become effective upon approval of 75% of the lenders.

         At September 30, 1998, the outstanding balance under the credit agreement was $143 million of which $104 million was borrowed under the credit agreement to partially finance the TPG Merger, to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The credit agreement matures on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 6.813% at September 30, 1998.

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

         The Company currently expects to spend approximately $37 million during 1998 on its drilling activities and approximately $17 million for acquisitions and other capital expenditures. The Company's ongoing acquisition program is expected to be financed with available cash flow, available revolving credit line, additional borrowings or additional equity.

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

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes pose minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $634,000 in the third quarter of 1998. There was no hedging activity in the third quarter of 1997. At September 30, 1998, the Company had open futures contracts covering 7.3 Bcf of 1998 and 1999 gas production at a weighted average NYMEX price of $2.44 per Mcf which represented a net unrealized gain of $842,000.

READINESS FOR YEAR 2000

         Like most companies, the Company is faced with the Year 2000 ("Y2K") Issue. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a year. This does not allow programs to properly recognize a year that begins with "20" instead of "19". Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in system failures and miscalculations causing disruptions of operations or financial processes, such as equipment failures or a temporary inability to process transactions or send invoices.

         The Company has taken actions to understand the nature and extent of the work required to make its systems and operations Y2K compliant. A project team is responsible for coordinating the assessment, remediation, testing and implementation of the necessary modifications to its key applications (which consist of third party software, hardware and embedded chip systems, as well as internally developed computer applications). Modifications may include the replacement or updating of the Company's legacy systems to assure that such systems and related processes will continue to function after December 31, 1999.

         The Company intends to monitor and compare the estimated costs associated with its actions to actual costs. Estimated additional costs for making the necessary changes to such systems, including implementation and testing efforts, are not expected to exceed $500,000 and will be expensed as incurred. This estimate was based on various factors including availability of internal and external resources and complexity of the software applications. Such estimate does not include costs of new systems for which the principal justification is improved business functionality, rather than Y2K compliance. All implementation and testing phases are expected to be completed in 1999.

         The Company's goal is to ensure that all of its critical systems and processes remain functional. Since certain systems may be interrelated with systems outside the Company's control, however, there can be no assurance that all implementations will be successful. The Company will be initiating an inquiry of its major vendors, suppliers and customers to ascertain that they are taking steps to become Y2K compliant. The Company is preparing contingency plans to minimize any disruptions resulting from a vendor, supplier or customer not being Y2K compliant. Failure by the Company and/or its vendors, suppliers, and customers to complete Y2K compliance could have a material adverse effect on the Company's operations.

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



                                        BELDEN & BLAKE CORPORATION



Date:    November 13, 1998              By:    /s/ Ronald L. Clements
     -----------------------------         ---------------------------------
                                           Ronald L. Clements, Director
                                           and Chief Executive Officer




Date:    November 13, 1998              By:    /s/ Ronald E. Huff
     -----------------------------         ---------------------------------
                                           Ronald E. Huff, Director, President
                                           and Chief Financial Officer