Form 10-K405
period 1998-12-31
BELDEN & BLAKE CORP /OH/
filed 1999-04-15
CIK 880114

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

                              OHIO                                                  34-1686642
 (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

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

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                    ---

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999 was $2,400,654.

           The number of shares outstanding of registrant's common stock, without par value, as of February 28, 1999 was 10,229,189.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

Item 1.  BUSINESS

         Belden & Blake Corporation ("successor company") and its predecessor were acquired by TPG Partners II L.P. ("TPG") and certain other investors on June 27, 1997 ("the Acquisition"). The operations of the successor company represent 100% of the businesses of the predecessor. Therefore certain operational data for the twelve months ended December 31, 1997 have been presented on a combined basis because such information is comparable to the historical data of the predecessor and the current data of the successor.

         The historical financial statements of the successor company and its predecessor are presented separately as described in Note 1 to the consolidated financial statements included under Item 8.

GENERAL

         Belden & Blake Corporation, an Ohio corporation (the "Company"), is an integrated energy company engaged in marketing natural gas directly to end users in a six state area; producing oil and natural gas; acquiring and enhancing the economic performance of producing oil and natural gas properties; exploring for and developing natural gas and oil reserves; and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is a fast-growing independent natural gas marketer and one of the largest gas producers operating in the Appalachian, Michigan, and Illinois Basins (the Company operates in Ohio, Pennsylvania, New York, West Virginia, Michigan and Kentucky). In early 1995, the Company commenced gas marketing, production and drilling operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc. ("Ward Lake"), an independent energy company, which markets gas and owns and operates oil and gas properties in Michigan's lower peninsula. In September 1996, the Company entered the Illinois Basin by acquiring a natural gas gathering system and the Shrewsbury Gas Field in western Kentucky.

         At December 31, 1998, the Company marketed approximately 149 Mmcf (million cubic feet) of natural gas per day to more than 360 commercial and industrial customers. Approximately 58% of such marketed gas represented the Company's own production, with the balance purchased from third parties. The Company owned and operated approximately 2,600 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1998.

         At December 31, 1998, the Company's net production was approximately 86 Mmcf of gas and 2,194 Bbls (barrels) of oil per day. At that date the Company owned interests in 8,069 gross (7,101 net) productive gas and oil wells in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky with proved reserves totaling 315.3 Bcf (billion cubic feet) of gas and 4.2 Mmbbl (million barrels) of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $256.6 million at December 31, 1998. At December 31, 1998, the Company operated approximately 7,850 wells, including wells operated for third parties. At that date, the Company held leases on 1,410,888 gross (1,206,211 net) acres, including 770,534 gross (646,646 net) undeveloped acres.

         The Company's production and reserves have grown principally through the acquisition of producing properties and related gas gathering facilities and exploration and development of its own acreage. From its formation in March 1992 through December 31, 1998, the Company acquired for $158.3 million producing properties with 235.2 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $0.67 per Mcfe (thousand cubic feet of natural gas equivalent) and spent $21.6 million to acquire and develop additional gas gathering facilities. During the period from 1992 through 1998, the Company drilled 1,057 gross (808.7 net) wells at an aggregate cost of approximately $151.2 million for the net wells. This drilling added 159.3 Bcfe to the Company's proved reserves. During 1998, the Company drilled 249 gross (199.2 net) wells at a direct cost of approximately $36.0 million for the net wells. The 1998 drilling activity added 35.3 Bcfe of proved developed reserves at an average cost of $1.02 per Mcfe. Proved developed reserves added through drilling in 1998 represent approximately 102% of 1998 production.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         In July 1998, the Company began development of a major expansion of its gas marketing capability with the objective of substantially increasing the number of commercial and industrial customers served, the volumes of gas sold and the Company's future net operating margins from gas sales. The expansion includes the selection and installation of systems and technology to enhance the efficiency of the gas marketing operation. During 1998, $731,000 was expensed and $924,000 was capitalized relating to this expansion project. See
Note 6 to the consolidated financial statements.

         In conjunction with the expansion of its gas marketing capability, the Company formed Belden Energy Services Company ("BESCO"), a wholly-owned subsidiary, in September 1998. BESCO was formed to market natural gas to retail and wholesale customers in the midwestern and northeastern United States. BESCO may elect to expand its retail and wholesale marketing activities to electricity as the marketing of this commodity is deregulated in its area of operations. Through the use of internally developed and licensed marketing programs, BESCO increased the number of commercial and industrial customers it serves by 44% from October 1998 through February 1999. BESCO's objective is to significantly increase the number of commercial and industrial customers served in 1999.

RECENT DEVELOPMENTS

SUBSEQUENT EVENTS

         On January 15, 1999, the Company was notified that the several lenders under its revolving credit agreement had reduced the Company's borrowing base from $170 million to $126 million. The Company's outstanding borrowings on that date exceeded the redetermined borrowing base by $28 million. Under the terms of the existing credit agreement, the Company is required to prepay 50% of such excess by April 15, 1999 and the balance by July 14, 1999, unless the lenders and the Company otherwise agree.

         The Company and its lenders have agreed to a required prepayment of $14 million on March 22, 1999 and an additional $14 million on May 10, 1999. In conjunction with this agreement, the Company has been granted a waiver by the lenders of certain terms of its working capital ratio covenant. As a result, as of December 31, 1998, the Company has met all covenants under the credit agreement.

         On March 22, 1999, the Company made a $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. The funds for the payment were provided by internally generated cash flow and a term loan provided by Chase Manhattan Bank. This term loan provided borrowings of $9 million and is due on September 22, 1999. Interest is payable monthly at LIBOR plus 1.5%. The Company is in the process of renegotiating its revolving credit facility with its lenders and expects to have a new facility in place prior to May 10, 1999, when the second payment of $14 million is due. Should the Company not be successful in renegotiating an acceptable facility, the Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets and/or the use of instruments in financial futures markets.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's operations are conducted in the United States and are managed along three reportable segments which include: (1) exploration and production, (2) gas marketing and gathering and (3) oilfield sales and service. The information with respect to the Company's operating segments is shown in
Note 18 to the consolidated financial statements.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company, founded in 1942, is actively engaged in natural gas marketing and gathering, and the production, acquisition, exploration and development of natural gas and oil in the Appalachian, Michigan and Illinois Basins. The Company operates principally in the Appalachian and Michigan Basins (a region which includes Ohio, Pennsylvania, New York, West Virginia and Michigan) where it is a fast-growing natural gas marketer and one of the largest gas producers. It commenced operations in Kentucky in September 1996, which marked its entrance into the Illinois Basin.

         The Company has been selling natural gas directly to commercial and industrial customers since 1974. The major industrial centers of Akron, Buffalo, Canton, Cleveland, Detroit, Grand Rapids and Pittsburgh are all located in close proximity to the Company's production operations and along with other urban areas in the midwestern and northeastern United States provide a large potential market for direct natural gas sales. The states of Ohio, Pennsylvania, New York and Michigan account for approximately 19% of the natural gas consumed in the United States. These states produce in aggregate less than 16% of the gas they consume on an annual basis.

         The Company focuses its gas marketing efforts on commercial customers and small to mid-sized industrial customers that require more service and have the potential to generate higher margins per Mcf than large industrial users. The Company currently markets natural gas to approximately 500 commercial and industrial customers and various local gas distribution companies in its region of operations. It currently markets approximately 149 million cubic feet of gas per day, of which more than 85% consists of its own production and production it controls through operations.

         The Company's capability to market gas directly to end users is enhanced by its ability to deliver gas through its approximately 2,600 miles of gathering systems. The Company's gathering systems can interconnect with local gas distribution companies and the many interstate gas pipelines that traverse its operating region, thus allowing the Company to deliver gas throughout its primary marketing area.

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices that since 1986 have ranged from $0.31 to $1.30 per Mcf (thousand cubic feet) above national wellhead prices. The Company's average wellhead gas price in 1998 was $0.57 per Mcf above the estimated average national wellhead price. The Company believes that its growing natural gas production base in these premium markets enhances its gas marketing ability and the net margins it is able to secure for its marketed gas.

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

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. As of December 31, 1998, there were over 10,000 independent operators of record and approximately 175,000 producing oil and gas wells in Ohio, West Virginia, Pennsylvania and New York. There has been only limited testing or development of the formations below the existing shallow production in the Appalachian Basin. Fewer than 2,500 wells have been drilled to a depth greater than 7,500 feet, and fewer than 100 wells have been drilled to a depth greater than 12,500 feet in the entire Appalachian Basin. As a result, the Company believes there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         In January 1995, the Company purchased Ward Lake Drilling, Inc., a privately-held energy company headquartered in Gaylord, Michigan, and commenced operations in the Michigan Basin. At the time of purchase, Ward Lake operated approximately 500 Antrim Shale gas wells producing approximately 41 Mmcf per day in Michigan's lower peninsula. The Company's primary objective in acquiring Ward Lake was to allow the Company to pursue gas marketing and production opportunities in the Michigan Basin with an established operating company that provided the critical mass to operate efficiently. Ward Lake currently operates approximately 700 wells producing approximately 57 Mmcf per day in Michigan.

         In September 1996, the Company commenced operations in the Illinois Basin by acquiring a 100% working interest in 98 natural gas wells and an extensive gas gathering system in the Shrewsbury Gas Field located in western Kentucky.

         The Company's rationale for entering the Michigan and Illinois Basins was based on their geologic and operational similarities to the Appalachian Basin, their geographic proximity to the Company's operations in the Appalachian Basin and their proximity to premium gas markets. Geologically, the Michigan and Illinois Basins resemble the Appalachian Basin with shallow blanket formations and deeper formations with greater reserve potential. Operationally, economies of scale and cost containment are essential to operating profitability. The operating environment in each of these basins is also highly fragmented with substantial acquisition opportunities.

         Most of the Company's production in the Michigan Basin is derived from the shallow (700 to 1,700 feet) blanket Antrim Shale formation which has not been extensively developed. Success rates for companies drilling to this formation have exceeded 90%, with production often lasting as long as 20 years. The Michigan Basin also contains deeper formations with greater reserve potential. The Company has also established production from certain of these deeper formations through its drilling operations. The Michigan Basin has approximately 200 operators of record, most of which are private companies, and more than 9,500 producing wells. Because the production rate from Antrim Shale wells is relatively low, cost containment is a crucial aspect of operations. In contrast to the shallow, highly developed blanket formations in the Appalachian Basin, the operating environment in the Antrim Shale is more capital intensive because of the low natural reservoir pressures and the high initial water content of the formation.

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

BUSINESS STRATEGY

         The Company seeks to increase shareholder value by increasing cash flow through the integration of its proactive gas marketing operations with a growing base of primarily natural gas production and a balanced program of strategic acquisitions and exploration and development drilling. Specifically, the Company believes that being able to control the flow of natural gas from the wellhead to the burner tip end user will maximize the economic rewards to the Company and its shareholders. The key elements of the Company's strategy are as follows:

o EXPAND NATURAL GAS MARKETING AND GATHERING. The Company is located and operates in an area of major United States gas markets. The recent deregulation of natural gas markets by various states and the beginning of "open access" to these markets to independent gas marketers creates the opportunity for the Company to greatly expand its commercial and industrial customer base. There are an estimated 510,000 commercial and industrial natural gas customers in Ohio, Pennsylvania and Michigan alone. While the Company has been marketing directly to large industrial end users since 1974, much of the commercial and smaller industrial market has been under the monopoly control of local gas distribution companies ("LDCs") franchised and regulated by the various states.

     The Company's extensive gas gathering systems enhance its ability to market its own production and purchased gas throughout its marketing region. The gathering systems' ability to connect to local distribution systems and interstate pipelines further enables the Company to deliver gas to premium gas markets. The Company's gas gathering systems are also integral to the Company's low cost structure and high revenues per unit of gas production. It is the Company's intention to expand its gas gathering systems, to include the addition of storage capacity, in order to further enhance its gas marketing capability and to improve the rate of return on the Company's drilling and development activities.

o PURSUE CONSOLIDATION OPPORTUNITIES. There is a continuing trend toward consolidation in the energy industry in general. The basins in which the Company operates are highly fragmented. The Company believes this provides the basis for significant acquisition opportunities as capital constrained operators, the majority of which are privately held, seek liquidity or operating capital. The Company intends to capitalize on its geographic knowledge, technical expertise, low cost structure and decentralized organization to pursue additional strategic acquisitions in its area of operations.

     The Company's acquisition strategy focuses on acquiring producing properties that: (i) are properties in which the Company already owns an interest and operates or that are strategically located in relation to its existing operations, (ii) have the potential for increased revenues resulting from the Company's gas marketing capabilities, (iii) can be enhanced through operating cost reductions, advanced production technologies, mechanical improvements, recompleting or reworking wells and/or the use of enhanced and secondary recovery techniques, (iv) provide development and exploratory drilling opportunities or opportunities to improve the Company's acreage position, or (v) are of sufficient size to allow the Company to operate efficiently in new areas.

o MAINTAIN A BALANCED DRILLING PROGRAM. It is the Company's intention to expand production and reserves through a balanced program of developmental and exploratory drilling. The Company believes that there are significant exploration and development opportunities in the less developed or deeper formations in the Appalachian and Michigan Basins and has identified numerous development and exploratory drilling locations in the deeper formations of these Basins. Originally, the Company's drilling budget for 1999 was approximately $28 million to drill 251 wells. However, due to continued depressed pricing in oil and gas markets and capital constraints as a result of the decrease in the Company's borrowing base, the drilling budget has been reduced to a minimal amount for 1999.

o UTILIZE ADVANCED TECHNOLOGY. The combination of long-lived production and high drilling success rates at the shallow depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. The Company has been applying more advanced technology, including 3-D seismic, horizontal drilling, advanced fracturing techniques and enhanced oil recovery methods. The Company is implementing these techniques to improve drilling success rates, reserves discovered per well, production rates, reserve recovery rates and total economics in its operating area.

GAS MARKETING AND GATHERING

         Gas Marketing. The Company began marketing natural gas directly to industrial end users in 1974 under the provisions of Ohio's Self Help Act. In 1993, the Federal Energy Regulatory Commission ("FERC") issued Order 636 which, along with other provisions, required pipelines to separate ("unbundle") their gas sales from their transportation services. Order 636 was designed to place all natural gas sellers on an equal footing. Subsequent to the issuance of Order 636, several states, including Michigan, Ohio and Pennsylvania, have passed legislation to remove the monopoly distribution authority previously granted to local gas distribution companies. Such legislation was intended to encourage competition among gas marketers and reduce the cost of gas to industrial, commercial and residential consumers.

         In 1997 and 1998, various LDCs in Michigan, Ohio and Pennsylvania began pilot programs of open access to allow their small industrial, commercial and residential customers to purchase natural gas from other marketers, with the LDC continuing to provide physical delivery of the commodity. By the end of 1999 the two largest LDCs in Ohio and the largest LDC in western Pennsylvania are expected to afford full open access to all of their customers. The two largest LDCs in Michigan are similarly expected to be in a full open access status by the end of 2000. These LDCs in aggregate have an estimated 510,000 commercial and industrial customers.

         In July 1998, the Company began development of a major expansion of its gas marketing capability with the objective of capturing a significant share of these newly-opened natural gas markets. The Company intends to substantially increase the number of commercial and industrial customers served, the volumes of gas sold and the Company's future net operating margins from gas sales. The expansion includes the selection and installation of systems and technology to enhance the efficiency of the gas marketing operation.

         In conjunction with the expansion of its gas marketing capability, the Company formed BESCO, a wholly-owned subsidiary, in September 1998. BESCO was formed to market natural gas to wholesale and retail customers in the midwestern and northeastern United States independent of the Company's own natural gas production. Through BESCO the Company may elect to expand its wholesale and retail marketing activities in its market area to electricity as the marketing of this commodity is deregulated. Through the use of internally developed and licensed marketing programs, BESCO increased the number of commercial and industrial customers it serves by 44% from October 1998 through February 1999. BESCO's objective is to significantly increase the number of commercial and industrial customers served in 1999.

         The major industrial centers of Akron, Buffalo, Canton, Cleveland, Columbus, Detroit, Grand Rapids, Pittsburgh and Toledo are all located in BESCO's market area and provide a very large potential market for retail and wholesale natural gas sales. At present, BESCO markets gas directly to approximately 500 customers in a six-state area. BESCO intends to focus its gas marketing efforts on commercial and small to mid-sized industrial customers that require more service and have the potential to generate higher margins per Mcf than large industrial users.

         The Company sells the gas it produces to its commercial and industrial customers, local distribution companies and on the spot market. In addition to its own production, the Company buys gas from other producers and third parties and resells it. At December 31, 1998, the Company marketed approximately 149 Mmcf of gas per day of which approximately 58% consisted of its own production. Gas sold by the Company to end users and local distribution companies is usually sold pursuant to contracts which extend for periods of one or more years at either fixed prices or market sensitive prices. Gas sold on the spot market is generally priced on the basis of a regional index. Since late 1995, the Company has attempted to maintain a balance between gas volumes sold under fixed price contracts and volumes sold under market sensitive contracts. At December 31, 1998, approximately 46% of the gas marketed by the Company was at fixed prices and 54% was at market sensitive prices. This contract strategy is intended to reduce price volatility and place a partial floor under the price received while still maintaining the potential for gains from upward movement in market sensitive prices.

         The Company has a policy which governs its ability to trade in the financial futures markets. The Company may, from time to time, partially hedge its physical gas sales prices by selling futures contracts on the New York Mercantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At December 31, 1998, the

Company had 620 open futures contracts covering 1999, at an average price of $2.44 per Mcf. To offset these hedges, the Company has contracted for the physical delivery of gas into various pipelines in its producing areas at a NYMEX price plus a fixed basis. Additionally, the Company has entered into a "swaption" whereby the counterparty has the option to extend a current swap of 20 contracts per month through calendar year 2000 by giving notice on September 30, 1999.

         The following table shows the type of buyer for gas marketed by the Company at December 31, 1998:

                                  Marketed Gas
                               --------------------
                               Mmcf per    Percent
Purchaser                         Day      of Total
----------------------------   --------    --------

End users                         59.0        40%
Local distribution companies      11.7         8%
Spot markets                      78.3        52%
                                 -----     -----
Total                            149.0       100%
                                 =====     =====

         Gas Gathering. The Company operates approximately 2,600 miles of natural gas gathering lines in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky which are tied directly to various interstate natural gas transmission systems. The interconnections with these interstate pipelines afford the Company potential marketing access to numerous major gas markets. The Company's gas gathering revenues totaled $6.9 million in 1998. Direct costs associated with gas gathering in 1998 totaled approximately $1.7 million.

ACQUISITION OF PRODUCING PROPERTIES

         The Company employs a disciplined approach to acquisition analysis that requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, legal, gas marketing, land management and environmental compliance. Although the Company often reviews in excess of 50 acquisition opportunities per year, this disciplined approach can result in uneven annual spending on acquisitions. The following table sets forth information pertaining to acquisitions completed during the period 1992 through 1998.

                                        Proved Developed Reserves (2)
                                     ---------------------------------
          Number of    Purchase       Oil          Gas        Combined
 Period  Transactions  Price (1)     (Mbbl)       (Mmcf)       (Mmcfe)
 ------  ------------  ---------     ------       ------       -------
                    (in thousands)

 1992            5     $ 23,733          466       41,477       44,273
 1993            8        3,883          119        4,121        4,835
 1994           11       20,274          223       26,877       28,215
 1995            6       77,388        1,850       97,314      108,414
 1996            3        4,103          205        6,000        7,230
 1997           10       21,295          101       32,800       33,406
 1998            3        7,640           34        8,574        8,778
                --     --------        -----      -------      -------
Total           46     $158,316        2,998      217,163      235,151
                ==     ========        =====      =======      =======

------------

(1) Represents the portion of the purchase price allocated to proved developed reserves.

(2) Mbbl - thousand barrels     Mmcf - million cubic feet
    Mmcfe - million cubic feet equivalent


         During 1998, the Company acquired for approximately $7.6 million, working interests in 898 oil and gas wells in Ohio, Michigan, West Virginia and New York. Estimated proved developed reserves associated with the wells totaled
8.6 Bcf of natural gas and 34,000 Bbls of oil, net to the Company's interest.

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

         Through its production field offices in Ohio, West Virginia, Pennsylvania, New York, Michigan and Kentucky, the Company continuously reviews its properties, especially recently acquired properties, to determine what action can be taken to reduce operating costs and/or improve production. The Company has successfully reduced field level costs through improved operating practices such as computerized production scheduling and the use of hand-held computers to gather field data. On acquired properties, further efficiencies may be realized through improvements in production scheduling and reductions in oilfield labor. Actions that may be taken to improve production include modifying surface facilities and redesigning downhole equipment.

         The Company may also implement enhanced and secondary recovery techniques. Secondary recovery methods typically involve all methods of oil extraction in which extrinsic energy sources are applied to extract additional reserves. The principal secondary recovery technique used by the Company is waterflooding, which the Company has used successfully in Ohio and Pennsylvania.

Production. The following table sets forth certain information regarding oil and gas production from the Company's properties:

                                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                         1994           1995           1996           1997           1998
                                      ----------     ----------     ----------     ----------     ----------
Production:
      Oil (Mbbl)                             496            556            719            753            768
      Gas (Bcf)                              9.6           17.0           25.4           27.2           30.1

Average sales price:
      Oil (per Bbl)                   $    15.98     $    16.78     $    20.24     $    18.10     $    12.61
      Gas (per Mcf)                         2.58           2.21           2.56           2.65           2.57

Average production costs per Mcfe
(including production taxes)                0.73           0.68           0.72           0.78           0.77

Total oil and gas revenues
(in thousands)                            32,574         46,853         79,491         85,756         87,055

Total production expenses
(in thousands)                             9,184         13,816         21,266         24,668         26,725

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

         In 1998, the Company drilled 192 gross (169.5 net) wells to highly developed or shallow blanket formations in its six state operating area at a direct cost of approximately $28.4 million for the net wells. The Company also drilled 57 gross (29.7 net) wells to less developed and deeper formations in 1998 at a direct cost of approximately $7.6 million for the net wells. The result of this drilling activity is shown in the table on page 15.

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

         Producing natural gas in the form of methane from coalbed formations is becoming a more common practice, particularly in Pennsylvania. In 1998, the Company completed its second project area near Connellsville, PA, with the completion of 12 coalbed methane wells. This brings the Company's total wells producing from this type of reservoir to 62. With over 60,000 acres under lease in the coal seam fairway, the Company believes that substantial additional opportunities exist for coalbed drilling.

         In the Illinois Basin, the highly developed or shallow blanket formations include the New Albany Shale formation as well as the Mississippian Sandstones. Production characteristics of the New Albany Shale are very similar to the Devonian Shale from which the Company produces in West Virginia.

         Certain typical characteristics of the highly developed or blanket formations drilled by the Company in 1998 are described below:

                                             Range of           Range of
                                         Average Drilling     Average Gross
                           Range of       and Completion         Reserves
                          Well Depths     Costs per Well    per Completed Well
                          -----------     --------------    ------------------
                           (in feet)      (in thousands)        (in Mmcfe)

Ohio                      1,200-5,500        $ 65-140             80-150
West Virginia             1,300-6,000         100-220            150-500
Pennsylvania:
      Coalbed Methane       900-1,800          75-100            180-250
      Clarendon           1,100-2,000           35-45              30-50
      Medina              5,000-6,200         150-200            180-300
New York                  3,000-5,000         100-150             75-300
Michigan                  1,000-1,200         200-250            400-600
Kentucky                  1,200-1,800          90-120            125-250

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

         The less developed formations in the Appalachian Basin include the Knox sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempealeau productive zones, at depths ranging from 2,500 feet to 8,000 feet. The geographical boundaries of the Knox sequence, which lies approximately 2,000 feet below the highly developed Clinton Sandstone, are generally well defined in Ohio with less definition in New York and Pennsylvania. Nevertheless, the Knox group has been only lightly explored, with fewer than 2,000 wells drilled to this sequence of formations during the past 10 years.

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


                                    Drilling Results in the Knox Formations
                    ----------------------------------------------------------------------
                                                                            Average Gross
                       Wells Drilled               Wells Completed (1)       Reserves per
                    -------------------           --------------------      Completed Well
 Period             Gross          Net            Gross           Net          (Mmcfe)
---------           -----          ----           -----          -----      --------------
1989-1990             18           14.5              5            4.0            456
1991                  11           10.3              5            4.7            170
1992                  15           12.5              8            6.4            285
1993                  30           20.2             16            8.8            360
1994                  25           14.2             17            9.8            389
1995                  34           16.3             18            8.8            343
1996                  38           22.0             25           15.5            422
1997                  54           26.6             30           16.4            450
1998                  47           22.7             26           11.4            370

-------------

(1) Completed as producing wells in the Knox formations.

         The Company's historical experience is that the average Knox well produces 20% to 25% of its recoverable reserves in the first year of production and approximately 50% of its recoverable reserves in the first three years with a steady decline thereafter. Wells in the Knox formations have an expected productive life ranging from 10 to 20 years.

         As shown in the following table, the Company's production from Knox formation wells has increased steadily as additional wells have been drilled.

                                                PRODUCING WELLS AND PRODUCTION FROM KNOX FORMATIONS
                                      ------------------------------------------------------------------------
                                         1994           1995           1996           1997           1998
                                      ------------   ------------   ------------   ------------  -------------
Number of wells in production:
     Gross                                  41             66             82            112            140
     Net                                  29.7           41.5           58.9           75.6           88.0
     Percent of total net wells            0.8%           0.7%           0.9%           1.0%           1.2%
Annual production (net):
     Oil (Mbbl)                           67.1           74.9           78.2          111.2          181.9
     Gas (Mmcf)                          1,041          1,624          2,788          3,600          4,111
     Combined (Mmcfe)                    1,444          2,074          3,257          4,267          5,202
     Percent of total combined
     production                             11%            10%            11%            13%            15%

         Productive Knox wells represented approximately 1.2% of the Company's total productive wells at December 31, 1998. Production from Knox wells in 1998, however, equaled 15% of the Company's total production on an Mcfe basis.

         The Company is well positioned to exploit the undeveloped potential of the Knox formations in the future. At December 31, 1998, it held leases on approximately 560,567 net acres overlying potential Knox drilling locations.

         In addition, the Company has also tested the Niagaran Carbonate, Trenton/Black River Carbonates, Onondaga Limestone, Oriskany Sandstone and Newburg Sandstone formations. Certain typical characteristics of the less developed or deeper formations drilled by the Company in 1998 are described below:

                                                                        Average                   Average
                                                                     Drilling Costs                Gross
                                                           --------------------------------       Reserves
                                              Range of         Dry              Completed      per Completed
Formation                        Location    Well Depths       Hole                Well             Well
-------------------              --------    -----------   -----------          -----------    -------------
                                              (in feet)              (in thousands)              (in Mmcfe)

Knox formations                   OH, NY     2,500-8,000   $       130          $       240           400
Trenton/Black River Carbonates    NY         5,000-7,000           300                  525         1,200
Niagaran Carbonate                MI         4,500-5,500           275                  525         1,200
Onondaga Limestone                PA         4,000-5,500           100                  190           400
Oriskany Sandstone                PA, NY     4,500-7,000           150                  225           500
Newburg Sandstone                 WV         5,500-6,000           175                  275         1,000

         Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past five years:

                             HIGHLY DEVELOPED OR BLANKET FORMATIONS (1)           LESS DEVELOPED OR DEEPER FORMATIONS (2)
                            -------------------------------------------    ------------------------------------------------------
                             1994     1995     1996     1997      1998      1994        1995         1996       1997        1998
                            ------   ------   ------   ------    ------    ------      ------       ------     ------      ------

Productive:
   Gross                        58      106      153      187       189        22(3)       23(4)        34         39(5)       29(6)
   Net                        45.6     92.5    126.3    156.5     167.0      12.7        11.5         22.2       24.5        14.2

Dry:
   Gross                         2        4        2        7         3        10          22           18         28          28
   Net                         0.4      3.2      2.0      6.3       2.5       4.8        10.7         10.2       12.3        15.5

Reserves
developed-
net (Bcfe)                     4.8     18.5     32.7     32.8      32.3       5.2         5.2          7.7        9.0         3.0

Approximate
cost (in millions)          $  5.8   $ 15.1   $ 22.2   $ 31.2    $ 28.4    $  5.5      $  5.3       $  9.0     $  9.3      $  7.6

(1) Consists of wells drilled to the Berea and Clinton Sandstone formations in Ohio, the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone formations in West Virginia, the Clarendon, Upper Devonian, Coalbed Methane and Medina formations in Pennsylvania, the Medina Sandstone formation in New York, the New Albany Shale formation in Kentucky and the Antrim Shale formation in Michigan.

(2) Consists of wells drilled to the Trenton Limestone and Knox formations in Ohio, the Niagaran and Dundee Carbonates in Michigan, the Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania and the Oriskany Sandstone, Onondaga Limestone, Trenton/Black River Carbonates and Knox formations in New York.

(3) One additional well which was dry in the Knox formations was subsequently completed in the shallower Clinton formation.

(4) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation. One additional well which was dry in the Oriskany formation was subsequently completed in the shallower Berea/Shale formations.

(5) Three additional wells which were dry in the Knox formations were subsequently completed in shallower formations.

(6) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation.

OILFIELD SALES AND SERVICE

         The Company has provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to its exploration and production operations. In 1992, Arrow Oilfield Service Company ("Arrow"), a separate service division, was organized. Arrow provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, brine hauling and disposal and oil trucking. Arrow is currently the largest oilfield service company in Ohio. In 1998, approximately 55% of Arrow's revenues were generated by sales to third parties.

         Target Oilfield Pipe & Supply Company ("TOPS"), a wholly-owned subsidiary of the Company, operates retail sales outlets in the Appalachian and Michigan Basins from which it sells a broad range of equipment, including pipe, tanks, fittings, valves and pumping units. The Company originally entered the oilfield supply business to ensure the quality and availability of supplies for its own operations. In 1998, approximately 72% of TOPS' revenues were generated by sales to third parties.

EMPLOYEES

         As of February 26, 1999, the Company had 574 full-time employees, including 16 gas marketing employees, 318 oil and gas production employees, 19 petroleum engineers, 9 geologists, 3 geophysicists, 169 oilfield sales and service employees and 40 general administrative employees.

COMPETITION AND CUSTOMERS

         The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to end users.

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

         No customer exceeded 10% of consolidated revenues during the year ended December 31, 1998, the six months ended June 30, 1997 and December 31, 1997 and the year ended December 31, 1996.

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

         Regulation of Sales and Transportation. The Federal Energy Regulatory Commission regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas and all sales of crude oil and condensate in natural gas liquids can be made at uncontrolled market prices.

ITEM 2.  PROPERTIES

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 1996, 1997 and 1998 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                          December 31,
                                               --------------------------------
                                                1996          1997         1998
                                               -----         -----        -----
Estimated proved reserves
       Gas (Bcf)                               288.6         291.6        315.3
       Oil (Mbbl)                              7,389         5,552        4,243

         See Note 17 to the consolidated financial statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company and the present value of such future net cash flows as of December 31, 1998 determined in accordance with the rules and regulations of the Securities and Exchange Commission.


Estimated future net cash flows (before income taxes)    (in thousands)
attributable to estimated production during
1999                                                      $   52,625
2000                                                          36,451
2001                                                          41,310
2002 and thereafter                                          347,694
                                                          ----------
Total                                                     $  478,080
                                                          ==========
Present value before income taxes
(discounted at 10% per annum)                             $  256,557
                                                          ==========
Present value after income taxes
(discounted at 10% per annum)                             $  208,663
                                                          ==========

         Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs, development costs and additional capital investment). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 1998 without escalation, except where changes in prices were fixed and readily determinable under existing contracts. The following table sets forth the weighted average year-end prices for oil and gas:

                                       December 31,
                          --------------------------------------
                           1996            1997            1998
                          ------          ------          ------
Gas (per Mcf)             $ 3.02          $ 2.73          $ 2.49
Oil (per Bbl)              23.00           14.59            9.73

IMPAIRMENT OF OIL AND GAS PROPERTIES AND OTHER ASSETS

         As described in Note 2 to the consolidated financial statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As demonstrated by the chart in the preceding section, the decline in oil and gas prices since 1996 has been significant and has negatively impacted the quantity and value of the Company's oil and gas reserves. Given this impairment indicator, the Company computed the expected future undiscounted cash flows, employing methods consistent with those utilized to determine the estimated future net cash flows from proved reserves discussed above. For those assets in which the sum of the expected future undiscounted cash flows was less than the carrying amount, an impairment loss was recognized for the difference between the fair value and carrying value of the asset, with fair value determined based on discounted cash flow analysis, sale of similar properties or recent offers for specific assets. As a result of this evaluation, the Company recorded total impairment charges of $160.7 million (pre-tax) in 1998, consisting of $148.0 million relating to producing properties and related assets, $5.8 million for unproved properties and $6.9 million relating to other long-lived assets. The magnitude of the impairment charge was impacted by the Acquisition in 1997, in which the allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets.

PRODUCING WELL DATA

         The following table summarizes by state the Company's productive wells at December 31, 1998:

                                                      December 31, 1998
                       --------------------------------------------------------------------------------
                             Oil Wells                     Gas Wells                      Total
                       --------------------          --------------------          --------------------
State                  Gross           Net           Gross           Net           Gross           Net
-------------          -----          -----          -----          -----          -----          -----
Ohio                   1,973          1,859          1,548          1,399          3,521          3,258
West Virginia            376            373          1,416          1,303          1,792          1,676
Pennsylvania             381            376            642            522          1,023            898
New York                   7              7            878            859            885            866
Michigan                   7              4            731            289            738            293
Kentucky                  --             --            110            110            110            110
                       -----          -----          -----          -----          -----          -----
                       2,744          2,619          5,325          4,482          8,069          7,101
                       =====          =====          =====          =====          =====          =====

ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1998:

                                                                   December 31, 1998
                         ------------------------------------------------------------------------------------------------------
                              Developed Acreage                   Undeveloped Acreage                      Total Acreage
                         --------------------------            --------------------------          ----------------------------
State                     Gross               Net               Gross               Net              Gross               Net
--------------           -------            -------            -------            -------          ---------          ---------
Ohio                     320,176            290,687            223,343            185,777            543,519            476,464
West Virginia             75,321             66,683            131,171             75,551            206,492            142,234
Pennsylvania              59,422             46,960            272,708            259,780            332,130            306,740
New York                 130,142            115,809             76,482             73,415            206,624            189,224
Michigan                  42,843             26,976             61,074             46,414            103,917             73,390
Kentucky                  12,450             12,450              5,756              5,709             18,206             18,159
                         -------            -------            -------            -------          ---------          ---------
                         640,354            559,565            770,534            646,646          1,410,888          1,206,211
                         =======            =======            =======            =======          =========          =========


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

         The number of record holders of the Company's equity securities at February 28, 1999 was as follows:

                                                 Number of
Title of Class                                Record Holders
----------------------------------------    --------------------
Common Stock                                         7

DIVIDENDS

         No dividends have been paid on the Company's Common Stock.

Item 6.  SELECTED FINANCIAL DATA

                                                       PREDECESSOR COMPANY                 |       SUCCESSOR COMPANY
                                        -------------------------------------------------  | ------------------------------
                                                                                           |                   AS OF OR FOR
                                                  AS OF OR FOR THE             SIX MONTHS  |  SIX MONTHS         THE YEAR
                                               YEAR ENDED DECEMBER 31,           ENDED     |    ENDED              ENDED
                                        -----------------------------------     JUNE 30,   | DECEMBER 31,        DECEMBER 31,
(IN THOUSANDS)                             1994         1995         1996         1997     |     1997              1998
                                        ---------    ---------    ---------    ---------   |   ---------        -----------
                                                                                           |
OPERATIONS:                                                                                |
                                                                                           |
  Revenues                              $  79,365    $ 110,067    $ 153,235    $  79,397   |   $  84,126        $ 154,839
  Depreciation, depletion                                                                  |
    and amortization                       11,886       19,717       29,752       15,366   |      31,694           68,488
  Impairment of oil and gas                                                                |
    properties and other assets                --           --           --           --   |          --          160,690
  Income (loss) from                                                                       |
    continuing operations                   4,180        6,260       15,194       (9,873)  |     (11,372)        (130,550)
                                                                                           |
  Preferred dividends paid                    180          180          180           45   |          --               --
                                                                                           |
BALANCE SHEET DATA:                                                                        | AS OF 12/31/97
                                                                                           | --------------
  Working capital                          13,612       17,359       22,110                |      19,846           (6,268)
  Oil and gas properties and                                                               |
    gathering systems, net                106,710      216,848      222,127                |     491,183          320,325
  Total assets                            148,173      297,298      303,763                |     599,320          418,605
  Long-term liabilities,                                                                   |
    less current portion                   47,858      110,523       97,642                |     355,649          354,382
  Preferred stock                           2,400        2,400        2,400                |          --               --
  Total shareholders' equity (deficit)     81,142      142,291      158,918                |      96,858          (33,014)


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         As disclosed in the accompanying notes to consolidated financial statements, on March 27, 1997 the Company entered into a merger agreement with TPG which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the Acquisition is considered effective June 30, 1997 and the operations of the Company prior to July 1, 1997 are classified as predecessor company operations. The consolidated balance sheets at December 31, 1997 and 1998 include the application of purchase accounting to measure the Company's assets and liabilities at fair value. Debt incurred to finance the Acquisition and related transaction costs are reflected in the December 31, 1997 and 1998 financial statements. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the second half of 1997 and all of 1998.

         As described in Note 2 to the consolidated financial statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to sustained significantly lower oil and gas prices, the quantity and value of the Company's oil and gas reserves have been negatively impacted. Given this impairment indicator, the Company computed the expected future undiscounted cash flows, employing methods consistent with those utilized to determine the estimated future net cash flows from proved reserves discussed in Note 17 to the consolidated financial statements. For those assets in which the sum of the expected future undiscounted cash flows was less than the carrying amount, an impairment loss was recognized for the difference between the fair value and carrying value of the asset, with fair value determined based on discounted cash flow analysis, sale of similar properties or recent offers for specific assets. As a result of this evaluation, the Company recorded total impairment charges of $160.7 million (pre-tax) in 1998, consisting of $148.0 million relating to producing properties and related assets, $5.8 million for unproved properties and $6.9 million relating to other long-lived assets. The magnitude of the impairment charge was impacted by the Acquisition in 1997, in which the allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets.

         The Company incurred transaction costs associated with the Acquisition of $16.8 million. These costs were expensed in the second quarter of 1997. As a result of the Acquisition, the Company is highly leveraged, resulting in materially higher interest charges in the second half of 1997 and all of 1998. These higher interest charges are expected to continue in subsequent accounting periods.

         The Company's principal business is natural gas marketing and gathering and the production, acquisition and development of, and exploration for, oil and gas reserves, principally in Ohio, West Virginia, Pennsylvania, Michigan, New York and Kentucky.

         The Company's gas marketing and gathering operations consist of purchasing gas at the wellhead and from interstate pipelines and selling gas to industrial and commercial customers and local gas distribution companies.

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

RESULTS OF OPERATIONS

         As a result of the Acquisition, the results of operations for the periods subsequent to June 30, 1997 are not necessarily comparable to those prior to July 1, 1997. The following table combines the six-month predecessor company period ended June 30, 1997 with the six-month successor company period ended December 31, 1997 for purposes of the discussion of year-end results (dollars are stated in thousands and as a percentage of revenue).

                                                                             YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                           1998                        1997                          1996
                                                 -----------------------     -------------------------     ----------------------
REVENUES
   Oil and gas sales                             $  87,055         56.2%      $ 85,756           52.4%     $  79,491        51.9%
   Gas marketing and gathering                      40,025         25.8         44,371           27.1         44,527        29.0
   Oilfield sales and service                       23,333         15.1         30,206           18.5         25,517        16.7
   Other                                             4,426          2.9          3,190            2.0          3,700         2.4
                                                 ---------        -----       --------          -----      ---------       -----
                                                   154,839        100.0        163,523          100.0        153,235       100.0
EXPENSES
   Production expense                               23,739         15.3         21,496           13.2         18,098        11.8
   Production taxes                                  2,986          1.9          3,172            1.9          3,168         2.1
   Cost of gas and gathering expense                33,588         21.7         37,784           23.1         37,556        24.5
   Oilfield sales and service                       23,225         15.0         28,021           17.1         23,142        15.1
   Exploration expense                               9,982          6.5         10,360            6.3          6,064         4.0
   General and administrative expense                4,909          3.2          4,258            2.6          4,573         3.0
   Depreciation, depletion and amortization         68,488         44.2         47,060           28.8         29,752        19.4
   Impairment of oil and gas properties
       and other assets                            160,690        103.8
   Franchise, property and other taxes               1,084          0.7          1,875            1.2          1,739         1.1
                                                 ---------        -----       --------          -----      ---------       -----
                                                   328,691        212.3        154,026           94.2        124,092        81.0
                                                 ---------        -----       --------          -----      ---------       -----
OPERATING (LOSS) INCOME                           (173,852)      (112.3)         9,497            5.8         29,143        19.0
   Interest expense                                 32,903         21.2         19,132           11.7          7,383         4.8
   Transaction-related expenses                                                 16,758           10.3
                                                 ---------        -----       --------          -----      ---------       -----
                                                    32,903         21.2         35,890           22.0          7,383         4.8
                                                 ---------        -----       --------          -----      ---------       -----
(LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                 (206,755)      (133.5)       (26,393)         (16.2)        21,760        14.2
   (Benefit) provision for income taxes            (76,205)       (49.2)        (5,148)          (3.2)         6,566         4.3
                                                 ---------        -----       --------          -----      ---------       -----
(LOSS) INCOME FROM CONTINUING OPERATIONS          (130,550)       (84.3)       (21,245)         (13.0)        15,194         9.9
LOSS FROM DISCONTINUED OPERATIONS                                                                               (439)       (0.3)
                                                 ---------        -----       --------          -----      ---------       -----
NET (LOSS) INCOME                                $(130,550)       (84.3)%     $(21,245)         (13.0)%    $  14,755         9.6%
                                                 =========        =====       ========          =====      =========       =====

EBITDAX                                          $  65,308         42.2%      $ 66,917           40.9%     $  64,959        42.4%

1998 COMPARED TO 1997

         Operating income decreased $183.4 million from $9.5 million in 1997 to an operating loss of $173.9 million in 1998. The decrease in operating income was due primarily to the $160.7 million write-down of certain permanently impaired assets and a $21.4 million increase in depreciation, depletion and amortization expense from significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the Acquisition discussed above.

         Loss from continuing operations increased $109.4 million from a loss of $21.2 million in 1997 to a loss of $130.6 million in 1998. This increase was the result of the $160.7 million asset impairment, the $21.4 million increase in depreciation, depletion and amortization expense and an increase of $13.8 million in interest expense offset by the $16.8 million of transaction-related expenses in 1997 and an increase in the income tax benefit of $71.1 million. This increase in the income tax benefit was primarily due to the decrease in income from continuing operations before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction-related expenses and a decrease in the utilization of nonconventional fuel source tax credits in 1998.

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense ("EBITDAX") was $65.3 million in 1998 compared to $66.9 million in 1997.

         Total revenues decreased $8.7 million (5%) in 1998 compared to 1997. Gross operating margins decreased $3.0 million (4%) in 1998 compared to 1997.

         Oil volumes increased 15,000 Bbls (2%) from 753,000 Bbls in 1997 to 768,000 Bbls in 1998 resulting in an increase in oil sales of approximately $272,000. Gas volumes increased 2.9 Bcf (11%) from 27.2 Bcf in 1997 to 30.1 Bcf in 1998 resulting in an increase in gas sales of approximately $7.8 million. These volume increases were primarily due to production from properties acquired and wells drilled in 1997 and 1998.


         The average price paid for the Company's oil decreased from $18.10 per barrel in 1997 to $12.61 per barrel in 1998 which decreased oil sales by approximately $4.2 million. The average price paid for the Company's natural gas decreased $.08 per Mcf to $2.57 per Mcf in 1998 compared to 1997 which decreased gas sales in 1998 by approximately $2.4 million.

         Production expense increased $2.2 million (10%) from $21.5 million in 1997 to $23.7 million in 1998. The average production cost of $.68 per Mcfe in 1998 was consistent when compared to the same period in 1997. Production taxes decreased $186,000 from $3.2 million in 1997 to $3.0 million in 1998. Average production taxes decreased from $.10 per Mcfe in 1997 to $.09 per Mcfe in 1998.

         Depreciation, depletion and amortization increased by $21.4 million (46%) from $47.1 million in 1997 to $68.5 million in 1998. Depletion expense increased $19.2 million (50%) from $38.5 million in 1997 to $57.7 million in 1998. Depletion per Mcfe increased from $1.21 per Mcfe in 1997 to $1.66 per Mcfe in 1998. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the Acquisition discussed above.

         Interest expense increased $13.8 million (72%) from $19.1 million in 1997 to $32.9 million in 1998. This increase was due to substantial additional debt incurred primarily to finance the Acquisition.

         In the exploration and production segment, 1998 revenues remained consistent with 1997 revenues. Loss from continuing operations before income taxes increased $168.0 million from $6.6 million in 1997 to $174.6 million in 1998. This increase was due primarily to the $144.7 million write-down of certain permanently impaired exploration and production segment assets, a $12.4 million increase in interest expense associated with the additional debt incurred to finance the Acquisition and the properties acquired and wells drilled in 1998 and 1997 and a $11.9 million increase in depreciation, depletion and amortization expense from significant increases in the book value of the segment's property, equipment and other assets as a result of the purchase accounting associated with the Acquisition and the properties acquired and wells drilled in 1998 and 1997.

         Gas marketing and gathering segment revenues decreased $1.8 million from $41.4 million in 1997 to $39.6 million in 1998. Income from continuing operations before income taxes decreased $18.6 million from $2.9 million in 1997 to a loss of $15.7 million in 1998. This decrease was due primarily to the $9.1 million write-down of certain permanently impaired gas marketing and gathering segment assets and a $8.7 million increase in depreciation, depletion and amortization expense from significant increases in the book value of the segment's property, equipment and other assets as a result of the purchase accounting associated with the Acquisition.

         Oilfield sales and service segment revenues decreased $6.6 million from $30.4 million in 1997 to $23.8 million in 1998. This decrease was primarily the result of work deferred by the Company and third parties due to low oil prices. Income from continuing operations before income taxes decreased $9.9 million from $681,000 in 1997 to a loss of $9.2 million in 1998. This decrease was due primarily to the $6.9 million write-down of certain permanently impaired oilfield sales and service segment assets and a $2.3 million decrease in the oilfield sales and service operating margin.

1997 COMPARED TO 1996

         Operating income decreased $19.6 million (67%) from $29.1 million in 1996 to $9.5 million in 1997. The decrease in operating income was due primarily to an $17.3 million increase in depreciation, depletion and amortization expense from significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the Acquisition discussed above.

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

         Earnings before interest, income taxes, depreciation, depletion and amortization and exploration expense was $66.9 million in 1997 compared to $65.0 million in 1996.

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

         Depreciation, depletion and amortization increased by $17.3 million (58%) from $29.8 million in 1996 to $47.1 million in 1997. Depletion expense increased $15.5 million (68%) from $23.0 million in 1996 to $38.5 million in 1997. Depletion per Mcfe increased from $.77 per Mcfe in 1996 to $1.21 per Mcfe in 1997. These increases were primarily the result of significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the Acquisition discussed above.

         Interest expense increased $11.7 million (159%) from $7.4 million in 1996 to $19.1 million in 1997. This increase was due to substantial additional debt incurred primarily to finance the Acquisition.

         Exploration and production segment revenues increased $5.7 million from $85.6 million in 1996 to $91.3 million in 1997 due to the changes in oil and gas volumes and prices discussed above. Income from continuing operations before income taxes decreased $29.2 million from $22.6 million in 1996 to a loss of $6.6 million in 1997. This decrease was due primarily to a $10.9 million increase in interest expense associated with the additional debt incurred to finance the properties acquired and wells drilled in 1997 and a $16.5 million increase in depreciation, depletion and amortization expense from significant increases in the book value of the segment's property, equipment and other assets as a result of the purchase accounting associated with the Acquisition.

         In the gas marketing and gathering segment, 1997 revenues remained consistent with 1996 revenues. Income from continuing operations before income taxes decreased $596,000 from $3.5 million in 1996 to $2.9 million in 1997.

         Oilfield sales and service segment revenues increased $4.9 million from $25.5 million in 1996 to $30.4 million in 1997. Income from continuing operations before income taxes decreased $687,000 from $1.4 million in 1996 to $681,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at December 31, 1998 was 0.90 to 1.00. During 1998, working capital decreased $26.1 million from $19.8 million to a deficit of $6.3 million. The decrease was primarily due to an increase in current portion of long-term debt of $28.1 million offset by an increase in cash of $4.1 million. The Company's operating activities provided cash flows of $25.3 million in 1998.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders have committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The borrowing base is determined based on the Company's oil and gas reserves and other assets and is subject to annual or semiannual adjustment. The Company's borrowing base at December 31, 1998, was $170 million. On January 15, 1999, the Company's borrowing base was reduced to $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998, which resulted in the Company having a borrowing base deficiency of $28 million. The

Company has agreed with the lenders to reduce this deficiency by $14 million on March 22, 1999 and by the remaining $14 million on May 10, 1999.

         On March 22, 1999, the Company made a $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. The funds for the payment were provided by internally generated cash flow and a term loan provided by Chase Manhattan Bank. This term loan provided borrowings of $9 million and is due on September 22, 1999. Interest is payable monthly at LIBOR plus 1.5%. The Company is in the process of renegotiating its revolving credit facility with its lenders and expects to have a new facility in place prior to May 10, 1999, when the second payment of $14 million is due. Should the Company not be successful in renegotiating an acceptable facility, the Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets and/or the use of instruments in financial futures markets.

         At December 31, 1998, the outstanding balance under the credit agreement was $154 million. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 6.566% at December 31, 1998.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of December 31, 1998, the Company's working capital ratio was .90 to 1.00. The Company and its lenders have agreed to exclude the $28 million required reduction in outstanding borrowings from the covenant requiring a specific working capital ratio. The ratio after excluding the $28 million results in a working capital ratio of 1.58 to 1.00.

         The Company issued $225 million of 9.875% Senior Subordinated Notes on June 27, 1997. The notes mature June 15, 2007. Interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 1997.

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

         On June 27, 1997, the Company repaid all outstanding amounts due under the then existing revolving bank facility in the amount of $94 million.

         The Company currently expects to spend approximately $4 million during 1999 on its drilling activities and other capital expenditures. The Company intends to finance such activities, as well as its acquisition program, through its available cash flow, available revolving credit line, additional borrowings or additional equity. The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR + 1.5% for a fixed rate of 7.2825% for three years.

INFLATION AND CHANGES IN PRICES

         During 1996, the price paid for the Company's crude oil increased from a low of $16.50 per barrel at year-end 1995 to a high of $22.50 per barrel at year-end 1996, with an average price of $20.24 per barrel. During 1997, the price paid for the Company's crude oil increased from $22.50 per barrel at year-end 1996 to a high of $23.50 per barrel in early 1997, then decreased to a low of $14.25 at year-end 1997, with an average price of $18.10 per barrel. During 1998, the price paid for the Company's crude oil increased to a high of $14.50 per barrel in January, then decreased to a low of $8.50 per barrel in December and increased to $9.25 per barrel at year-end 1998, with an average price of $12.61 per barrel. The average price of the Company's natural gas increased from $2.56 per Mcf in 1996 to $2.65 per Mcf in 1997, then decreased to $2.57 per Mcf in 1998.

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

         The Company has taken actions to understand the nature and extent of the work required to make its systems and operations Y2K compliant. A project team is responsible for coordinating the assessment, remediation, testing and implementation of the necessary modifications to its key applications (which consist of third party software, hardware and embedded chip systems, as well as internally developed computer applications). To date, the team has worked to identify potential risks to the Company and has replaced the Company's major legacy systems. An inventory of hardware and software and all peripheral systems is complete and prioritized for upgrade or replacement. A testing plan has been developed, and the Company expects to complete testing of its mission-critical systems by the end of June, 1999.

         The Company intends to monitor and compare the estimated costs associated with its actions to actual costs. Estimated additional costs for making the necessary changes (primarily installation of current releases of operating systems and application software) to such systems, including implementation and testing efforts, are expected to range from $250,000 to $350,000 not including internal costs. This estimate is based on various factors including availability of internal and external resources and complexity of the software applications. Such estimate does not include costs of new systems for which the principal justification is improved business functionality, rather than Y2K compliance. While the Company has enlisted the guidance of various industry experts in the project planning process, it does not rely on the assistance of outside consultants to direct the project. Employees assigned to the project have integrated their responsibilities into normal operations. The Company does not separately track the internal costs incurred in connection with the project. Such internal costs consist primarily of payroll costs for the employees assigned to the project.

         The Company's goal is to ensure that all of its critical systems and processes remain functional. Since certain systems may be interrelated with systems outside the Company's control, there can be no assurance that all implementations will be successful. The Company has completed identification of its critical relationships with outside vendors, customers and business partners and has requested confirmation of Y2K compliance from such third parties. Among these, special attention is being given to obtaining evidence of Y2K compliance from third-party transporters of natural gas, deemed as a critical element to the Company's uninterrupted business operations. The
Company is preparing contingency plans to minimize any disruptions resulting from a vendor, supplier or customer not being Y2K compliant. Failure by the Company and/or its vendors, suppliers, and customers to complete Y2K compliance could have a material adverse effect on the Company's operations. Recognizing this risk, formal contingency plans are being developed by the Company and are expected to be finalized by the end of the second quarter of 1999.

FORWARD-LOOKING INFORMATION

         The forward-looking statements regarding future operating and financial performance contained in this report involve risks and uncertainties that include, but are not limited to, the Company's future gas marketing activity, production and costs of operation, the market demand for, and prices of, oil and natural gas, results of the Company's future drilling, the uncertainties of reserve estimates, environmental risks, availability of financing, the Company's readiness for Y2K as well as potential adverse consequences related to third party Y2K compliance and other factors detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from forward-looking statements made in this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate and commodity price risks.

         The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company manages its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had derivative financial instruments for managing interest rate risks in place as of December 31, 1998 and 1997. The principal amount of the hedges totaled $140 million and $90 million at December 31, 1998 and 1997, respectively. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense, after considering the effects of its interest rate swap and cap agreements, would be immaterial. This sensitivity analysis is based on the Company's financial structure at December 31, 1998.

         The commodity price risk relates to crude oil and natural gas produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices increased $.25 per Mcf, the Company's gas sales would increase $5 million, after considering the effects of the hedging contracts in place at December 31, 1998. This sensitivity analysis is based on the Company's 1998 gas sales volumes.

         The information included in this Item is considered to constitute "forward looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information" in Item 7 of this Report.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers and directors of the Company as of February 28, 1999 were as follows:

Name                           Age      Position
----                           ---      --------

Ronald L. Clements             56       Chief Executive Officer and Director

Ronald E. Huff                 43       President, Chief Financial Officer and Director

Joseph M. Vitale               57       Senior Vice President Legal, General Counsel, Secretary and
                                        Director

Tommy L. Knowles               48       Senior Vice President Exploration and Production

Leo A. Schrider                60       Senior Vice President Technical Development

Dennis D. Belden               53       Vice President Supply and Service

Duane D. Clark                 43       Vice President Gas Marketing

James C. Ewing                 56       Vice President Human Resources

Charles P. Faber               57       Vice President Corporate Development

Robert W. Peshek               44       Vice President Finance

Dean A. Swift                  46       Vice President,  Assistant General Counsel and Assistant Secretary

Henry S. Belden IV             59       Director

Lawrence W. Kellner            40       Director

Max L. Mardick                 64       Director

William S. Price, III          43       Director

Gareth Roberts                 46       Director

David M. Stanton               36       Director

         All executive officers of the Company serve at the pleasure of its Board of Directors. None of the executive officers of the Company is related to any other executive officer or director, except that Henry S. Belden IV and Dennis D. Belden are brothers. The Board of Directors consists of nine members each of whom is elected annually to serve one year terms. The business experience of each executive officer and director is summarized below.

         RONALD L. CLEMENTS has been Chief Executive Officer and a Director of the Company since the Acquisition on June 27, 1997. Previously he served as Senior Vice President of Exploration and Production and managed the Company's Exploration and Production Division from 1993 to 1997. He joined Belden & Blake in 1990 and served as Vice President of Producing Operations. He has more than 30 years of petroleum engineering and production experience. Prior to joining Belden & Blake he served as Vice President and District Manager of TXO Production Corporation in Corpus Christi, Texas. From 1967 to 1982, Mr. Clements held various operational management positions with Shell Oil Company.

         Mr. Clements received a BS degree in Electrical Engineering from the University of North Dakota and a MS degree in Petroleum Engineering from the University of Tulsa. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association.

         RONALD E. HUFF has been President and Chief Financial Officer of the Company since the Acquisition, having previously served as its Senior Vice President and Chief Financial Officer from 1989 to 1996 and Senior Controller from 1986 to 1989. Mr. Huff has been a director of Belden & Blake since 1991. He is a Certified Public Accountant with 20 years of experience in oil and gas finance and accounting. From 1983 to 1986, Mr. Huff served as Vice President and Chief Accounting Officer of Towner Petroleum Company. From 1980 to 1983 he worked for Sonat Exploration Company as Manager of Financial Accounting; and from 1977 to 1980 he served as Corporate Accounting Supervisor for Transco Companies, Incorporated. Mr. Huff received a BS degree in Accounting from the University of Wyoming.

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

         CHARLES P. FABER has been Vice President of Corporate Development for the Company since 1993. He previously served as Senior Vice President of Capital Markets from 1988 to 1993. Prior to joining Belden & Blake, Mr. Faber was employed as Senior Vice President of Marketing for Heritage Asset Management from 1986 to 1988. From 1983 to 1986 he served as President and Chief Executive Officer of Samson Properties, Incorporated. Mr. Faber holds a BA degree in Marketing and an MBA in Finance from the University of Wisconsin where he graduated with honors. He is a member of the Independent Petroleum Association of America and the Ohio Oil and Gas Association.

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

         HENRY S. BELDEN IV served as Chairman and Chief Executive Officer of the Company from 1982 to 1997. He resigned as Chairman and Chief Executive Officer upon the Acquisition, and was appointed to serve on the Board of Directors upon consummation of the Acquisition. Mr. Belden has been involved in oil and gas production since 1955 and associated with Belden & Blake since 1967. Prior to joining Belden & Blake, he was employed by Ashland Oil & Refining Company and Halliburton Services, Incorporated. Mr. Belden attended Florida State University and the University of Akron and is a member of the 25-Year Club of the Petroleum Industry and the Board of Trustees of the Ohio Oil and Gas Association. He is also a member of the Regional Advisory Board of the Independent Petroleum Association of America and a director and a member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He is a member of the Interstate Oil Compact Commission. Other professional memberships include the World Business Council and the Association of Ohio Commodores. He is a director of KeyBank-Canton District and Phoenix Packaging Corporation.

         LAWRENCE W. KELLNER has been Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. since November 1996. Previously, he served as Senior Vice President and Chief Financial Officer at Continental from June 1995 to November 1996. Prior to joining Continental, he was Executive Vice President and Chief Financial Officer of American Savings Bank, F.A. from November 1992 to May 1995. Mr. Kellner graduated magna cum laude with a Bachelor of Science, Business Administration degree from the University of South Carolina.

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

         WILLIAM S. PRICE, III, who became a director upon consummation of the Acquisition, was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for G.E. Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a 1978 graduate of Stanford University and received a JD degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price serves on the Boards of Directors of AerFi Group plc, Beringer Wine Estates Holdings, Inc., Continental Airlines, Inc., Denbury Resources, Inc., Favorite Brands International, Inc., Vivra Specialty Partners, Inc. and Zilog, Inc.

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

         DAVID M. STANTON, who became a director upon consummation of the Acquisition, is a partner of Texas Pacific Group. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton earned a BS degree in Chemical Engineering from Stanford University and received an MBA from the Stanford Graduate School of Business. Mr. Stanton serves on the Boards of Directors of Denbury Resources, Inc., Globespan Semiconductor, Inc., GT Com and Paradyne Corp.

Item 11.  EXECUTIVE COMPENSATION

         The following table shows the annual and long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 1998, 1997 and 1996 of the Company's Chief Executive Officer and its other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                   Compensation
                                                                                      Awards
                                          Annual Compensation                    ----------------
                             ----------------------------------------------       No. of Shares
Name and                                                       Other Annual        Underlying         All Other
Principal Position           Year        Salary        Bonus   Compensation      Options/SARs (1)   Compensation(2)
------------------           ----        ------        -----   ------------      ----------------   ---------------

Ronald L. Clements           1998      $ 318,462     $ 11,354    $     --                 --          $ 18,840
Chief Executive Officer      1997        239,154       84,390          --            137,366            14,625
                             1996        171,173       66,303       4,000             20,000            11,342

Ronald E. Huff               1998        265,385        9,462          --                 --            17,662
President and Chief          1997        208,646       83,192          --            137,366            13,767
Financial Officer            1996        166,462       66,175          --             20,000            11,550

Joseph M. Vitale             1998        186,493       52,525          --                 --            14,248
Senior Vice President        1997        168,800       66,627          --             54,946            11,863
Legal, General Counsel       1996        162,069       66,020          --             20,000            10,078
and Secretary


Tommy L. Knowles             1998        175,158        6,244          --                 --            14,444
Senior Vice President        1997        167,154       46,563          --             54,946            72,009 (3)
of Exploration and           1996        141,923       12,772          --             20,000            57,041 (4)
Production


Leo A. Schrider              1998        137,962       12,719          --                 --            11,669
Senior Vice President        1997        128,504       20,065          --             20,000            10,046
of Technical Development     1996        124,261       19,616          --             12,500             8,416

---------------------

(1) All awards prior to June 27, 1997 relate to options to purchase stock in the predecessor company.

(2) Represents contributions of cash and Common Stock to the Company's 401(k) Profit Sharing Plan for the account of the named executive officers.

(3)      Includes stock grants amounting to $60,803.

(4) Includes stock grants amounting to $17,500 and moving expenses of $34,269.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                                             Value of Unexercised
                                                              Number of Unexercised              In-the Money
                                                              Options/SARs at FY-End         Options/SARs at FY-End
                            Shares                         ----------------------------     ------------------------------
                           Acquired           Value
      Name              on Exercise (1)      Realized      Exercisable    Unexercisable     Exercisable      Unexercisable
      ----              ---------------      --------      -----------    -------------     -----------      -------------
Ronald L. Clements               --               --           82,681           85,853         $128,724               --
Ronald E. Huff                   --               --           82,681           85,853          128,724               --
Joseph M. Vitale                 --               --           13,737           41,209               --               --
Tommy L. Knowles                 --               --           13,737           41,209               --               --
Leo A. Schrider                  --               --            5,000           15,000               --               --

(1)  There were no options exercised in 1998.

COMPENSATION OF DIRECTORS

         The outside directors of the Company are compensated for their services at $7,500 per quarter. Directors employed by the Company or TPG are not compensated for their services.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has severance agreements with Messrs. Clements, Huff and Vitale which entitle each of them to receive a lump sum severance payment equal to 300% of the sum of (i) his respective annual base salary at the highest rate in effect for any period prior to his employment termination plus (ii) his highest annual bonus and incentive compensation during the three-year period preceding a change in control, in the event of the termination of his employment by the Company other than for "cause" (as defined therein) or his resignation in response to a substantial reduction in responsibilities, authority, position, compensation or location of his place of work prior to June 27, 2000. In addition, each of them would be entitled to receive an additional payment sufficient to cover any excise tax imposed by Section 4999 of the Code on the severance payments or other payment considered "contingent on a change in ownership or control" of the Company within the meaning of Section 280G of the Code.

         Messrs. Clements and Huff each entered into employment agreements dated as of June 27, 1997 (the "Employment Agreements") providing for their employment as Chief Executive Officer and President, respectively, of the Company. The Employment Agreements provide for an annual base salary of not less than $300,000 payable to Mr. Clements and $250,000 payable to Mr. Huff. Messrs. Clements and Huff will each be entitled to earn an annual bonus of up to 50% of his annual base salary based on the attainment of certain goals to be set by the Company's Board of Directors. Each of Messrs. Clements and Huff agreed to continue to hold, and not surrender, certain stock options previously granted to him under the Company's Stock Option Plan, thereby foregoing the right to receive $334,220 each in cash upon the surrender of such options on consummation of the Acquisition. The Employment Agreements provide for the granting to each of Messrs. Clements and Huff of additional options to purchase shares of common stock of the Company constituting 1.25% of the outstanding common stock (on a fully-diluted basis) at an option price equivalent to the price paid by TPG in connection with the Acquisition. The options will vest over a four year period, with one-fourth (1/4) vesting one year after the date of grant and the balance at the rate of one-twelfth (1/12) at the end of each quarter thereafter during the continuation of employment with the Company. The Employment Agreements provide for certain call options and rights of first refusal in connection with the shares of common stock obtainable upon the exercise of stock options.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the Compensation and Organizational Committee of the Board of Directors consisted of William S. Price, III, Henry S. Belden IV and Gareth Roberts, all of whom are outside directors. No executive officer of the Company was a director or member of the compensation committee of any entity of which a member of the Company's board of directors or its Compensation and Organizational Committee was or is an executive officer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information as of February 28, 1999 regarding the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the Company's outstanding common stock, each director, the chief executive officer and the four other most highly compensated executive officers and by all directors and executive officers of the Company, as a group:

             FIVE PERCENT SHAREHOLDERS                     NUMBER OF SHARES           PERCENTAGE OF SHARES
             -------------------------                     ----------------           --------------------

TPG Advisors II, Inc.                                         9,353,038(1)                    88.2%
201 Main Street, Suite 2420
Fort Worth, Texas 76102

State Treasurer of the State of Michigan,                       554,376                        5.2%
Custodian of the Public School Employees'
Retirement System, State Employees Retirement
System, Michigan State Police Retirement System
and Michigan Judges Retirement System

              OFFICERS AND DIRECTORS
              ----------------------

William S. Price, III                                         9,353,038(1)                    88.2%
Henry S. Belden IV                                               63,360(2)                       *
Ronald L. Clements                                               91,265(2)                       *
Ronald E. Huff                                                   91,265(2)                       *
Lawrence W. Kellner                                                 -0-                        -0-
Max L. Mardick                                                   39,387(2)                       *
Tommy L. Knowles                                                 13,737(2)                       *
Gareth Roberts                                                      -0-                        -0-
David M. Stanton                                                    -0-                        -0-
Leo A. Schrider                                                   5,000(2)                       *
Joseph M. Vitale                                                 13,737(2)                       *
All directors and executive
   officers (17) as a group                                   9,702,039                       91.4%

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

         2.  Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.  Exhibits

No.                                                  Description
---                                                  -----------

2.1               Agreement  and Plan of  Merger  dated as of March  27,  1997 by and  among TPG
                  Partners II, BB Merger Corp. and Belden & Blake  Corporation--incorporated  by reference to Exhibit 2.1 to the Company's  Registration  Statement on Form S-4
                  (Registration No. 333-33407)

3.1               Amended and Restated  Articles of Incorporation of Belden & Blake  Corporation
                  (fka Belden & Blake Energy  Corporation)--incorporated by reference to Exhibit
                  3.1 to the  Company's  Registration  Statement on Form S-4  (Registration  No.
                  333-33407)

3.2               Code of Regulations of Belden & Blake Corporation  --incorporated by reference
                  to  Exhibit  3.2  to  the  Company's   Registration   Statement  on  Form  S-4
                  (Registration No. 333-33407)

4.1               Indenture  dated as of June 27,  1997  between  the  Company,  the  Subsidiary
                  Guarantors  and  LaSalle  National  Bank,  as  trustee,  relating to the Notes
                  --incorporated  by  reference  to Exhibit  4.1 to the  Company's  Registration
                  Statement on Form S-4 (Registration No. 333-33407)

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

10.1              Credit  Agreement dated as of June 27, 1997 by and among the Company,  each of
                  the  Lenders   named   therein  and  The  Chase   Manhattan   Bank,  as  Agent
                  --incorporated  by  reference to Exhibit  10.1 to the  Company's  Registration
                  Statement on Form S-4 (Registration No. 333-33407)

10.2              Transaction  Advisory  Agreement  dated as of June 27, 1997 by and between the
                  Company and TPG Partners II, L.P.  --incorporated by reference to Exhibit 10.2 to  the  Company's  Registration  Statement  on  Form  S-4  (Registration  No.
                  333-33407)

10.3              Employment  Agreement dated as of June 27, 1997 by and between the Company and
                  Ronald  L.  Clements  --incorporated  by  reference  to  Exhibit  10.3  to the
                  Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.4              Employment  Agreement dated as of June 27, 1997 by and between the Company and
                  Ronald E. Huff  --incorporated  by reference to Exhibit 10.4 to the  Company's
                  Registration Statement on Form S-4 (Registration No. 333-33407)

10.5              Belden & Blake Corporation  Non-Qualified Stock Option  Plan--incorporated  by reference to Exhibit 10.5 to the Company's  Registration Statement on Form S-4
                  (Registration No. 333-33407)

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

10.8              Severance    Pay    Plan    for   Key    Employees    of    Belden   &   Blake
                  Corporation--incorporated  by  reference  to  Exhibit  10.5  to the  Company's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

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

                                       BELDEN & BLAKE CORPORATION


April 14, 1999                         By: /s/ Ronald L. Clements
---------------------------------          --------------------------------
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

   /s/ Ronald L. Clements          Chief Executive Officer               April 14, 1999
------------------------------     and Director                          --------------
Ronald L. Clements                 (Principal Executive Officer)         Date



   /s/ Ronald E. Huff              President, Chief Financial            April 14, 1999
------------------------------     Officer and Director                  --------------
Ronald E. Huff                     (Principal Financial and              Date
                                   Accounting Officer)


   /s/ Joseph M. Vitale            Senior Vice President Legal,          April 14, 1999
------------------------------     General Counsel, Secretary            --------------
Joseph M. Vitale                   and Director                          Date


   /s/ Henry S. Belden IV *        Director                              April 14, 1999
------------------------------                                           --------------
Henry S. Belden IV                                                       Date


   /s/ Lawrence W. Kellner *       Director                              April 14, 1999
------------------------------                                           --------------
Lawrence W. Kellner                                                      Date


   /s/ Max L. Mardick *            Director                              April 14, 1999
------------------------------                                           --------------
Max L. Mardick                                                           Date


   /s/ William S. Price, III *     Director                              April 14, 1999
------------------------------                                           --------------
William S. Price, III                                                    Date

    /s/ Gareth Roberts *           Director                              April 14, 1999
------------------------------                                           --------------
Gareth Roberts                                                           Date


   /s/ David M. Stanton *          Director                              April 14, 1999
------------------------------                                           --------------
David M. Stanton                                                         Date




*By:   /s/ Joseph M. Vitale                                               April 14, 1999
    --------------------------                                            --------------
    Attorney-in-Fact                                                      Date

                           BELDEN & BLAKE CORPORATION
                              INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                             ITEM 14(a) (1) AND (2)


                                                                                                            PAGE
                                                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Auditors .......................................................................   F-2
    Consolidated Balance Sheets as of December 31, 1998 and 1997 (Successor Company) .....................   F-3
    Consolidated Statements of Operations:
       Year ended December 31, 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Year ended December 31, 1996 (Predecessor Company) ................................................   F-4
    Consolidated Statements of Shareholders' Equity (Deficit):
       Year ended December 31, 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Year ended December 31, 1996 (Predecessor Company) ................................................   F-5
    Consolidated Statements of Cash Flows:
       Year ended December 31, 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company)
       Year ended December 31, 1996 (Predecessor Company) ................................................   F-6
    Notes to Consolidated Financial Statements ...........................................................   F-7



All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation ("Successor Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1998 and the six month period ended December 31, 1997 ("Successor periods"). We have also audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Belden & Blake Corporation ("Predecessor Company") for the six month period ended June 30, 1997 and the year ended December 31, 1996 ("Predecessor periods"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the Successor periods and the Predecessor periods in conformity with generally accepted accounting principles.




                                       ERNST & YOUNG LLP


Cleveland, Ohio
April 13, 1999

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                        1998                1997
                                                                                      ---------           ---------

ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                                        $  10,691           $   6,552
     Accounts receivable, net                                                            33,204              35,743
     Inventories                                                                          9,200               9,614
     Deferred income taxes                                                                2,449               2,702
     Other current assets                                                                 3,384               4,052
                                                                                      ---------           ---------
                TOTAL CURRENT ASSETS                                                     58,928              58,663

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                                 535,837             499,864
     Gas gathering systems                                                               22,008              20,713
     Land, buildings, machinery and equipment                                            28,551              25,602
                                                                                      ---------           ---------
                                                                                        586,396             546,179
     Less accumulated depreciation, depletion and amortization                          246,689              31,036
                                                                                      ---------           ---------
                PROPERTY AND EQUIPMENT, NET                                             339,707             515,143
OTHER ASSETS                                                                             19,970              25,514
                                                                                      ---------           ---------
                                                                                      $ 418,605           $ 599,320
                                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------
CURRENT LIABILITIES
     Accounts payable                                                                 $   6,458           $   9,078
     Accrued expenses                                                                    29,373              28,442
     Current portion of long-term liabilities                                            29,365               1,297
                                                                                      ---------           ---------
                TOTAL CURRENT LIABILITIES                                                65,196              38,817

LONG-TERM LIABILITIES
     Bank and other long-term debt                                                      126,178             126,269
     Senior subordinated notes                                                          225,000             225,000
     Other                                                                                3,204               4,380
                                                                                      ---------           ---------
                                                                                        354,382             355,649

DEFERRED INCOME TAXES                                                                    32,041             107,996

SHAREHOLDERS' (DEFICIT) EQUITY
     Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued
       and outstanding 10,110,915 and 10,000,000 shares                                   1,011               1,000
     Paid in capital                                                                    107,897             107,230
     Deficit                                                                           (141,922)            (11,372)
                                                                                      ---------           ---------
                TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                    (33,014)             96,858
                                                                                      ---------           ---------
                                                                                      $ 418,605           $ 599,320
                                                                                      =========           =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                             SUCCESSOR COMPANY          |         PREDECESSOR COMPANY
                                                     ================================   |  ==================================
                                                         YEAR            SIX MONTHS     |    SIX MONTHS             YEAR
                                                         ENDED              ENDED       |      ENDED                ENDED
                                                      DECEMBER 31,       DECEMBER 31,   |     JUNE 30,           DECEMBER 31,
                                                         1998               1997        |       1997                1996
                                                     -------------      -------------   |   -----------          ------------
                                                                                        |
REVENUES                                                                                |
    Oil and gas sales                                 $  87,055           $  44,165     |    $  41,591           $  79,491
    Gas marketing and gathering                          40,025              22,714     |       21,657              44,527
    Oilfield sales and service                           23,333              15,541     |       14,665              25,517
    Other                                                 4,426               1,706     |        1,484               3,700
                                                      ---------           ---------     |   ----------           ---------
                                                        154,839              84,126     |       79,397             153,235
EXPENSES                                                                                |
    Production expense                                   23,739              11,338     |       10,158              18,098
    Production taxes                                      2,986               1,525     |        1,647               3,168
    Cost of gas and gathering expense                    33,588              19,444     |       18,340              37,556
    Oilfield sales and service                           23,225              14,085     |       13,936              23,142
    Exploration expense                                   9,982               5,980     |        4,380               6,064
    General and administrative expense                    4,909               1,813     |        2,445               4,573
    Depreciation, depletion and amortization             68,488              31,694     |       15,366              29,752
    Impairment of oil and gas properties                                                |
       and other assets                                 160,690                         |
    Franchise, property and other taxes                   1,084                 967     |          908               1,739
                                                      ---------           ---------     |    ---------           ---------
                                                        328,691              86,846     |       67,180             124,092
                                                      ---------           ---------     |    ---------           ---------
OPERATING (LOSS) INCOME                                (173,852)             (2,720)    |       12,217              29,143
                                                                                        |
    Interest expense                                     32,903              15,417     |        3,715               7,383
    Transaction-related expenses                                                        |       16,758
                                                      ---------           ---------     |    ---------           ---------
                                                         32,903              15,417     |       20,473               7,383
                                                      ---------           ---------     |    ---------           ---------
(LOSS) INCOME FROM CONTINUING                                                           |
    OPERATIONS BEFORE INCOME TAXES                     (206,755)            (18,137)    |       (8,256)             21,760
    (Benefit) provision for income taxes                (76,205)             (6,765)    |        1,617               6,566
                                                      ---------           ---------     |    ---------           ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS               (130,550)            (11,372)    |       (9,873)             15,194
LOSS FROM DISCONTINUED OPERATIONS                                                       |                             (439)
                                                      ---------           ---------     |    ---------           ---------
NET (LOSS) INCOME                                     $(130,550)          $ (11,372)    |    $  (9,873)          $  14,755
                                                      =========           =========     |    =========           =========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                              SUCCESSOR COMPANY    PREDECESSOR COMPANY
                                             -------------------   -------------------
                                             COMMON      COMMON     COMMON    COMMON   PREFERRED     PAID IN
                                             SHARES      STOCK      SHARES     STOCK     STOCK       CAPITAL
                                             ------     --------    ------    -------  ---------     -------

PREDECESSOR COMPANY:
JANUARY 1, 1996                                  --     $     --    11,137    $ 1,114   $ 2,400     $ 126,063

Net income
Preferred stock dividend
Stock options exercised and
   related tax benefit                                                   3         --                      47
Employee stock bonus                                                    26          3                     418
Restricted stock activity                                                4         --                     263
Conversion of debentures                                                62          6                   1,244
                                             ------     --------    ------    -------   -------     ---------
DECEMBER 31, 1996                                --           --    11,232      1,123     2,400       128,035

Net loss
Preferred stock redeemed                                                                 (2,400)
Preferred stock dividend
Subordinated debentures
   converted to common stock                                           275         27                   5,523
Stock options exercised and surrendered
   and related tax benefit                                               1         --                   1,596
Employee stock bonus                                                    36          4                     926
Restricted stock activity                                                                                  17
Redemption of common stock                                         (11,544)    (1,154)               (136,097)
Sale of common stock                         10,000        1,000                                      107,230
SUCCESSOR COMPANY:
                                             ------     --------    ------    -------   -------     ---------
JUNE 30, 1997                                10,000        1,000        --         --        --       107,230

Net loss
                                             ------     --------    ------    -------   -------     ---------
DECEMBER 31, 1997                            10,000        1,000        --         --        --       107,230

Employee stock bonus                            111           11                                          667
Net loss
                                             ------     --------    ------    -------   -------     ---------
DECEMBER 31, 1998                            10,111     $  1,011        --    $    --   $    --     $ 107,897
                                             ======     ========    ======    =======   =======     =========

                                                 RETAINED      UNEARNED       TOTAL
                                                 EARNINGS     RESTRICTED      EQUITY
                                                 (DEFICIT)      STOCK        (DEFICIT)
                                                -----------   ----------     ---------
PREDECESSOR COMPANY:
JANUARY 1, 1996                                 $    12,820   $     (106)    $ 142,291

Net income                                           14,755                     14,755
Preferred stock dividend                               (180)                      (180)
Stock options exercised and
   related tax benefit                                                              47
Employee stock bonus                                                               421
Restricted stock activity                                             71           334
Conversion of debentures                                                         1,250
                                                -----------   ----------     ---------
DECEMBER 31, 1996                                    27,395          (35)      158,918

Net loss                                             (9,873)                    (9,873)
Preferred stock redeemed                                                        (2,400)
Preferred stock dividend                                (45)                       (45)
Subordinated debentures
   converted to common stock                                                     5,550
Stock options exercised and surrendered
   and related tax benefit                                                       1,596
Employee stock bonus                                                               930
Restricted stock activity                                             35            52
Redemption of common stock                          (17,477)                  (154,728)
Sale of common stock                                                           108,230
SUCCESSOR COMPANY:
                                                -----------   ----------     ---------
JUNE 30, 1997                                            --           --       108,230

Net loss                                            (11,372)                   (11,372)
                                                -----------   ----------     ---------
DECEMBER 31, 1997                                   (11,372)          --        96,858

Employee stock bonus                                                               678
Net loss                                           (130,550)                  (130,550)
                                                -----------   ----------     ---------
DECEMBER 31, 1998                               $  (141,922)  $       --     $ (33,014)
                                                ===========   ==========     =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             SUCCESSOR COMPANY      |      PREDECESSOR COMPANY
                                                                         -------------------------- |  ---------------------------
                                                                            YEAR       SIX MONTHS   |  SIX MONTHS        YEAR
                                                                           ENDED          ENDED     |     ENDED          ENDED
                                                                         DECEMBER 31,  DECEMBER 31, |    JUNE 30,     DECEMBER 31,
                                                                            1998           1997     |      1997          1996
                                                                         ------------  ------------ |  ----------     ------------
                                                                                                    |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               |
    Net (loss) income                                                    $(130,550)     $ (11,372)  |    $  (9,873)    $  14,755
    Adjustments to reconcile net (loss) income to net cash                                          |
       provided by operating activities:                                                            |
          Depreciation, depletion and amortization                          68,488         31,694   |       15,366        29,752
          Impairment of oil and gas properties and other assets            160,690             --   |           --            --
          Transaction-related expenses                                          --             --   |       15,903            --
          Loss on disposal of property and equipment                           100             51   |          356           534
          Deferred income taxes                                            (75,702)        (6,379)  |        3,125         4,232
          Deferred compensation and stock grants                               993            380   |        1,756         1,311
          Change in operating assets and liabilities, net of effects of                             |
            purchases of businesses:                                                                |
               Accounts receivable and other operating assets                3,203         (5,280)  |        1,237        (4,385)
               Inventories                                                    (261)           597   |          112          (144)
               Accounts payable and accrued expenses                        (1,689)        (4,064)  |        4,800           476
                                                                         ---------      ---------   |    ---------     ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                 25,272          5,627   |       32,782        46,531
                                                                                                    |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                               |
    Acquisition of businesses, net of cash acquired                        (11,827)       (14,276)  |       (9,263)       (4,543)
    Proceeds from property and equipment disposals                           4,082            785   |          704         2,227
    Additions to property and equipment                                    (38,165)       (23,663)  |      (18,419)      (37,074)
    Increase in other assets                                                (1,294)          (274)  |       (9,496)         (705)
                                                                         ---------      ---------   |    ---------     ---------
                  NET CASH USED IN INVESTING ACTIVITIES                    (47,204)       (37,428)  |      (36,474)      (40,095)
                                                                                                    |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                               |
    Proceeds from revolving line of credit and long-term debt                   --             --   |       46,000        16,105
    Proceeds from new credit agreement                                      44,000         24,020   |      104,000            --
    Proceeds from senior subordinated notes                                     --             --   |      225,000            --
    Sale of common stock                                                        --             --   |      108,230            --
    Repayment of long-term debt and other obligations                      (17,929)        (2,989)  |     (140,325)      (26,117)
    Payment to shareholders and optionholders                                   --             --   |     (312,164)           --
    Transaction-related expenses                                                --             --   |      (15,903)           --
    Preferred stock redeemed                                                    --             --   |       (2,400)           --
    Preferred stock dividends                                                   --             --   |          (45)         (180)
    Proceeds from sale of common stock and stock options                        --             --   |           15            40
                                                                         ---------      ---------   |    ---------     ---------
                  NET CASH PROVIDED BY (USED IN)                                                    |
                    FINANCING ACTIVITIES                                    26,071         21,031   |       12,408       (10,152)
                                                                         ---------      ---------   |    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,139        (10,770)  |        8,716        (3,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,552         17,322   |        8,606        12,322
                                                                         ---------      ---------   |    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  10,691      $   6,552   |    $  17,322     $   8,606
                                                                         =========      =========   |    =========     =========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      MERGER

          On March 27, 1997, the Company signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), a private investment partnership, pursuant to which TPG and certain other investors acquired the Company in an all-cash transaction valued at $440 million. Under the terms of the agreement, TPG and such investors paid $27 per share for all common shares outstanding plus an additional amount to redeem certain stock options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997. The acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the periods subsequent to June 30, 1997 are presented on the Company's new basis of accounting, while the results of operations for the periods ended June 30, 1997 and December 31, 1996 reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

         The following table presents the actual results of operations for the year ended December 31, 1998 and the unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 as if the merger occurred at the beginning of 1996 (in thousands):

                                           Actual                 Pro Forma (unaudited)
                                         ---------           -----------------------------
                                            1998               1997                1996
                                         ---------           ---------           ---------
Total revenues                           $ 154,839           $ 163,523           $ 153,235
Loss from continuing operations           (130,550)            (19,970)            (14,701)


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

         Certain former officers have entered into non-competition agreements with the Company dated March 27, 1997, which became effective contemporaneously with consummation of the merger. These agreements have a term of 36 months and had a total value of $3.0 million at June 27, 1997. The obligation for these agreements is included in the balance sheet.

(2)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company operates primarily in the oil and gas industry. The Company's principal business is natural gas marketing and gathering and the production, acquisition and development of oil and gas reserves. Sales of oil are ultimately made to refineries. Sales of gas are ultimately made to industrial and commercial consumers in Ohio, Michigan, West Virginia, Pennsylvania, New York and Kentucky and to gas utilities. The Company also provides oilfield services and is a distributor of a broad range of oilfield equipment and supplies. Its customers include other independent oil and gas companies, dealers and operators throughout Ohio, Michigan, West Virginia, Pennsylvania and New York. The price of oil and gas has a significant impact on the Company's working capital and results of operations.

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

INVENTORIES

         Inventories of material, pipe and supplies are valued at average cost. Crude oil and natural gas inventories are stated at the lower of average cost or market.

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

         Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. During 1998, the Company recorded a $5.8 million impairment which wrote-down unproved oil and gas properties to their estimated fair value.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. In performing the review for long-lived asset recoverability during 1998, the Company recorded $148.0 million and $6.9 million of impairments which wrote-down producing properties and other assets, respectively, to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

INTANGIBLE ASSETS

         Intangible assets totaling $16 million at December 31, 1998, include deferred debt issuance costs, goodwill and other intangible assets and are being amortized over 25 years or the shorter of their respective terms.

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

         Belden & Blake Corporation common stock held in the 401k plan is subject to variable plan accounting. The changes in share value are reported as adjustments to compensation expense. The reduction in share value in 1998 resulted in a reduction in compensation expense of $403,000.

(3)      ACCOUNTING CHANGES

         During 1998, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

         SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. This pronouncement had no effect on the Company's financial statements.

         SFAS 131 establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. See Note 18.

         SOP 98-1 requires companies to capitalize certain qualified costs incurred in connection with internal-use software development projects. Adoption of this standard was not material to the Company's financial position, operating results or cash flows.

(4)      NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. On adoption, the provisions of SFAS 133 must be applied prospectively as the cumulative effect of an accounting change. The Company has not determined the impact that SFAS 133 will have on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

(5)      ACQUISITIONS

         The following acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of the respective acquisitions.

         During 1998, the Company acquired working interests in oil and gas wells in Ohio, West Virginia, Michigan and New York for approximately
$7.6 million. Estimated proved developed reserves associated with the wells totaled 8.8 Bcfe net to the Company's interest at the time of acquisition. The Company also acquired undeveloped properties and other assets for $4.2 million.

         On March 19, 1998, the Company entered into an agreement in principle with FirstEnergy Corp. ("FirstEnergy") to form an equally-owned joint venture to be named FE Holdings L.L.C. ("FE Holdings") to engage in the exploration, development, production, transportation and marketing of natural gas. Formation of the joint venture was subject to the negotiation and execution of a definitive joint venture agreement. The Company was unable to reach agreement with FirstEnergy regarding certain terms of the joint venture agreement and in June 1998, the Company determined it would not participate in the proposed joint venture. Costs of $372,000 related to the proposed formation of the joint venture and to due diligence associated with a proposed acquisition by FE Holdings were written-off to general and administrative expense in 1998.

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

         The pro forma effects of the 1998, 1997 (predecessor and successor periods) and the 1996 acquisitions were not material.

(6)      EXPANSION OF GAS MARKETING CAPABILITY

         In July 1998, the Company began development of a major expansion of its gas marketing capability, with the objective of substantially increasing the number of industrial and commercial customers served, the volumes of gas sold and future net operating margins from gas sales. The expansion includes the selection and installation of systems and technology to enhance the efficiency of the gas marketing operation.

         Through December 31, 1998, the Company expensed $731,000 related to this expansion project, which was included in "Cost of gas and gathering expense" in the Consolidated Statements of Operations. The Company has adopted SOP 98-1, and has capitalized $46,000 of certain internal costs associated with the development of the systems. The Company has also capitalized $878,000 of other external costs related to this expansion project. The majority of these expenditures relate to consulting services associated with the selection of the systems.

(7)      DETAILS OF BALANCE SHEETS

                                                             DECEMBER 31,
                                                    -----------------------------
                                                       1998                1997
                                                    ---------           ---------
ACCOUNTS RECEIVABLE                                         (IN THOUSANDS)
     Accounts receivable                            $  17,859           $  20,234
     Allowance for doubtful accounts                   (1,430)               (948)
     Oil and gas production receivable                 16,182              15,959
     Current portion of notes receivable                  593                 498
                                                    ---------           ---------
                                                    $  33,204           $  35,743
                                                    =========           =========
INVENTORIES
     Oil                                            $   1,710           $   2,429
     Natural gas                                          974                 387
     Material, pipe and supplies                        6,516               6,798
                                                    ---------           ---------
                                                    $   9,200           $   9,614
                                                    =========           =========
PROPERTY AND EQUIPMENT, GROSS
  OIL AND GAS PROPERTIES
     Producing properties                           $ 507,652           $ 466,491
     Non-producing properties                           7,040              12,792
     Other                                             21,145              20,581
                                                    ---------           ---------
                                                    $ 535,837           $ 499,864
                                                    =========           =========
  LAND, BUILDINGS, MACHINERY AND EQUIPMENT
     Land, buildings and improvements               $   8,540           $   8,530
     Machinery and equipment                           20,011              17,072
                                                    ---------           ---------
                                                    $  28,551           $  25,602
                                                    =========           =========
ACCRUED EXPENSES
     Accrued expenses                               $  12,796           $  11,126
     Accrued drilling and completion costs              4,217               3,736
     Accrued income taxes                                 241                  --
     Ad valorem and other taxes                         3,570               4,020
     Compensation and related benefits                  2,752               3,524
     Undistributed production revenue                   5,797               6,036
                                                    ---------           ---------
                                                    $  29,373           $  28,442
                                                    =========           =========

(8)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                          DECEMBER 31,
                                   --------------------------
                                     1998              1997
                                   --------          --------
Revolving line of credit           $154,000          $126,000
Senior subordinated notes           225,000           225,000
Other                                   276               418
                                   --------          --------
                                    379,276           351,418
Less current portion                 28,098               149
                                   --------          --------
Long-term debt                     $351,178          $351,269
                                   ========          ========


On June 27, 1997, the Company completed a private placement (pursuant to Rule
144A) of $225 million of 9 7/8% Senior Subordinated Notes, Series A, which mature on June 15, 2007. The notes were issued under an indenture which requires interest to be paid semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The notes are subordinate to the senior revolving credit agreement. In September 1997, the Company completed a registration statement on Form S-4 providing for an exchange offer under which each Series A Senior Subordinated Note would be exchanged for a Series B Senior Subordinated Note. The terms of the Series B Notes are the same in all respects as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933 and therefore will not be subject to certain restrictions on transfer.

         The notes are redeemable in whole or in part at the option of the Company, at any time on or after June 15, 2002, at the redemption prices set forth below plus, in each case, accrued and unpaid interest, if any, thereon.

   YEAR                                                                PERCENTAGE
   ----                                                                ----------
   2002............................................................     104.938%
   2003............................................................     103.292%
   2004............................................................     101.646%
   2005 and thereafter.............................................     100.000%

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

         On June 27, 1997, the Company also entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The borrowing base is the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually. The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999 the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in the Company having a borrowing base deficiency of $28 million. The Company has agreed with the lenders, to reduce this deficiency by $14 million on March 22, 1999 and by the remaining $14 million on May 10, 1999.

         On March 22, 1999 the Company made a $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. The funds for the payment were provided by internally generated cash flow and a term loan provided by Chase Manhattan Bank. This term loan provided borrowings of $9 million and is due on September 22, 1999. Interest is payable monthly at LIBOR plus 1.5%. The Company is in the process of renegotiating its revolving credit facility with its lenders and expects to have a new facility in place prior to May 10, 1999, when the second payment of $14 million is due. Should the Company not be successful in renegotiating an acceptable facility, the Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets and/or the use of instruments in financial futures markets.

         The Company borrowed $104 million under the credit agreement in 1997 to partially finance the acquisition of the Company by TPG; to repay certain existing outstanding indebtedness of the Company and to pay certain fees and expenses related to the transaction. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 6.566% at December 31, 1998.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of December 31, 1998 the Company's working capital ratio was .90 to 1.00. The Company and its lenders have agreed to exclude the $28 million required reduction in outstanding borrowings from the covenant requiring a specific working capital ratio. The ratio after excluding the $28 million results in a working capital ratio of 1.58 to 1.00.

         In connection with the senior subordinated notes and the credit agreement, the Company allocated $9.5 million of fees paid to investment bankers to deferred debt issuance costs.

         The Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements with a major financial institution covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR +1.5% for a fixed rate of 7.485% for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR +1.5% for a fixed rate of 7.649% for five years. In June 1998 the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR + 1.50% for a fixed rate of 7.2825% for three years. The Company had no such derivative financial instruments at December 31, 1996. Under the deferral method, gains and losses on these instruments are deferred on the balance sheet and the interest rate differential to be received or paid is recognized as an adjustment to interest expense for the month hedged.

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures occurred June 10, 1997 when holders of the debentures elected to convert them into 275,425 shares of common stock in the predecessor company.

         At December 31, 1998, the aggregate long-term debt maturing in the next five years is as follows: $28,098,000 (1999); $18,000 (2000); $18,000 (2001);
$126,018,000 (2002); $19,000 (2003); and $225,105,000 (2004 and thereafter).

(9)      LEASES

         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $2.2 million and $1.0 million for the successor company's year ended December 31, 1998 and six months ended December 31, 1997, respectively, and $1.0 million and $1.6 million for the predecessor company's six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Future commitments under leasing arrangements were not significant at December 31, 1998.

(10)     SHAREHOLDERS' EQUITY

         In November 1998 and 1997, the Company awarded 118,274 and 110,915 shares of successor company common stock, respectively, to employees as profit sharing and bonuses. These shares were issued in each subsequent year.

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

         In December 1996 the Company awarded 36,077 shares of predecessor company common stock to employees as profit sharing and bonuses. These shares were issued in 1997.

         In November 1996, $1,250,000 of convertible subordinated debentures were converted by the debenture holders at the rate of one share of the Company's predecessor company common stock for each $20.15 of principal into 62,034 shares of predecessor company common stock.

(11)     STOCK OPTION PLANS

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

         The Company has an employee stock option plan which is authorized to issue up to 824,195 shares of common stock to officers and employees. The option price per share is the fair value of a share of common stock on the date of grant, as determined by the Company's board of directors. The expiration date of each option is fixed by the board of directors at not more than ten years from the date of grant. The options become exercisable from time to time over periods and upon terms and conditions as the board of directors determines. Current outstanding options become exercisable in 25% increments over a four-year period beginning one year from date of grant. As of December 31, 1998, there were 171,571 shares available for grant under the Plan.

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

         Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997 (predecessor and successor periods), respectively: risk-free interest rates of 6.5% and 6.1%; volatility factors of the expected market price of the Company's common stock of .36 and near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years. There were no options issued in 1998.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for grants made after January 1, 1995, follows: net loss of $130.8 million and $11.4 million for the successor company's year ended December 31, 1998 and six months ended December 31, 1997, respectively, and net loss of $12.4 million and net income of $14.3 million for the predecessor company's six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

         The effects of applying Statement 123 for providing pro forma disclosures are not indicative of future amounts until the new rules are applied to all outstanding, nonvested awards.

         Stock option activity under the three plans consisted of the following:

                                                        SUCCESSOR COMPANY      |   PREDECESSOR COMPANY
                                                      ----------------------   | -----------------------
                                                                    WEIGHTED   |                WEIGHTED
                                                      NUMBER        AVERAGE    |  NUMBER        AVERAGE
                                                        OF          EXERCISE   |    OF          EXERCISE
                                                      SHARES         PRICE     |  SHARES          PRICE
                                                     --------       --------   | ---------      --------
                                                                               |
BALANCE AT DECEMBER 31, 1995                                                   |  544,750        $13.88
     Granted                                                                   |  292,000         20.74
     Exercised                                                                 |   (3,250)        12.38
     Forfeited                                                                 |  (30,000)        15.75
                                                                               | --------
BALANCE AT DECEMBER 31, 1996                                                   |  803,500         16.31
     Exercised                                                                 |     (937)        16.38
     Surrendered                                                               | (598,063)        15.61
     Re-quantified and re-priced                      165,083       $   .10    | (204,500)        18.34
     Granted                                          652,624         10.82    |       --
                                                     --------                  | --------
BALANCE AT DECEMBER 31, 1997                          817,707          8.66    |       --
                                                     ========                  | ========
BALANCE AT DECEMBER 31, 1998                          817,707          8.66    |
                                                     ========                  |
OPTIONS EXERCISABLE AT DECEMBER 31, 1998              362,586       $  5.94    |
                                                     ========                  |

         No options were granted in 1998. The weighted average fair value of options granted during the years 1997 and 1996 were $1.98 and $10.59 per share, respectively. The exercise price for the options outstanding as of December 31, 1998 ranged from $.10 to $10.82 per share. At December 31, 1998 the weighted average remaining contractual life of the outstanding options is 8.7 years.

12)      TAXES

         The (benefit) provision for income taxes on continuing operations includes the following (in thousands):

                              SUCCESSOR COMPANY          |        PREDECESSOR COMPANY
                       -------------------------------   |  --------------------------------
                          YEAR            SIX MONTHS     |  SIX MONTHS             YEAR
                          ENDED             ENDED        |     ENDED               ENDED
                       DECEMBER 31,       DECEMBER 31,   |    JUNE 30,          DECEMBER 31,
                          1998               1997        |      1997               1996
                       ------------       ------------   |  ----------          ------------
                                                         |
CURRENT                                                  |
       Federal          $   (503)          $   (345)     |    $ (1,397)          $  2,011
       State                  --                (41)     |        (111)               217
                        --------           --------      |    --------           --------
                            (503)              (386)     |      (1,508)             2,228
DEFERRED                                                 |
       Federal           (69,976)            (6,038)     |       2,945              4,257
       State              (5,726)              (341)     |         180                 81
                        --------           --------      |    --------           --------
                         (75,702)            (6,379)     |       3,125              4,338
                        --------           --------      |    --------           --------
       TOTAL            $(76,205)          $ (6,765)     |    $  1,617           $  6,566
                        ========           ========      |    ========           ========

         The effective tax rate for continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                      SUCCESSOR COMPANY          |     PREDECESSOR COMPANY
                                                  ----------------------------   | ----------------------------
                                                      YEAR        SIX MONTHS     | SIX MONTHS         YEAR
                                                      ENDED          ENDED       |   ENDED            ENDED
                                                  DECEMBER 31,    DECEMBER 31,   |  JUNE 30,       DECEMBER 31,
                                                      1998            1997       |    1997            1996
                                                  ------------    ------------   | ----------      ----------
                                                                                 |
Statutory federal income tax rate                     35.0%          35.0%       |    35.0%           35.0%
Increases (reductions) in taxes resulting from:                                  |
    State income taxes, net of federal tax benefit     2.0            2.0        |     (.8)            1.9
    Nonconventional fuel source tax credits             --             --        |    (3.8)           (5.9)
    Transaction-related expenses                        --             --        |   (49.9)             --
    Statutory depletion                                 --            0.5        |      --            (0.6)
    Other, net                                        (0.1)          (0.2)       |      --            (0.2)
                                                     -----          -----        |  ------           -----
Effective income tax rate for the period              36.9%          37.3%       |   (19.5)%          30.2%
                                                     =====          =====        |  ======           =====


         Significant components of deferred income tax liabilities and assets are as follows (in thousands):

                                                     DECEMBER 31,        DECEMBER 31,
                                                         1998               1997
                                                     ------------        ------------
Deferred income tax liabilities:
     Property and equipment, net                      $  55,017           $ 119,650
     Other, net                                             534                 433
                                                      ---------           ---------
       Total deferred income tax liabilities             55,551             120,083
Deferred income tax assets:
     Accrued expenses                                     2,178               2,195
     Inventories                                             15                  80
     Net operating loss carryforwards                    24,515              12,019
     Tax credit carryforwards                               744               1,895
     Other, net                                             483                 463
     Valuation allowance                                 (1,976)             (1,863)
                                                      ---------           ---------
       Total deferred income tax assets                  25,959              14,789
                                                      ---------           ---------
       Net deferred income tax liability              $  29,592           $ 105,294
                                                      =========           =========
     Long-term liability                              $  32,041           $ 107,996
     Current asset                                       (2,449)             (2,702)
                                                      ---------           ---------
       Net deferred income tax liability              $  29,592           $ 105,294
                                                      =========           =========


         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1998 relates principally to certain net operating loss carryforwards which management estimates will expire before they can be utilized.

         At December 31, 1998, the Company had approximately $66 million of net operating loss carryforwards available for federal income tax reporting purposes. Approximately $1 million of the net operating loss carryforwards are limited as to their annual utilization as a result of prior ownership changes. These net operating loss carryforwards, if unused, will expire from 2001 to 2006. The remaining net operating loss carryforwards will expire in 2012 and 2018. The Company has alternative minimum tax credit carryforwards of approximately $700,000 which have no expiration date. The

Company has approximately $600,000 of statutory depletion carryforwards, which have no expiration date.

(13)     PROFIT SHARING AND RETIREMENT PLANS

         The Company has a non-qualified profit sharing arrangement under which the Company contributes discretionary amounts determined by the compensation committee of its Board of Directors. Amounts are allocated to substantially all employees based on relative compensation. The Company contributed $938,000 and $749,500 for the successor company's year ended December 31, 1998 and six months ended December 31, 1997, respectively, and $588,900 and $1.3 million for the predecessor company's six months ended June 30, 1997 and year ended December 31, 1996, respectively, to the profit sharing plan of which one half was paid in cash and one half was paid in shares of the Company's common stock contributed into each eligible employee's 401(k) plan account. Additional discretionary bonuses are also made.

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary contributions which the Company matches $.50 for every $1.00 contributed up to 6% of an employee's annual compensation. Prior to January 1, 1998, the Company matched $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense amounted to $867,000 and $285,000 for the successor company's year ended December 31, 1998 and six months ended December 31, 1997, respectively, and $266,000 and $457,000 for the predecessor company's six months ended June 30, 1997 and year ended December 31, 1996, respectively.

         The Company also has non-qualified deferred compensation plans which permit certain key employees to elect to defer a portion of their compensation.

(14)     COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

(15)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           SUCCESSOR COMPANY           |        PREDECESSOR COMPANY
                                                     -------------------------------   |   ------------------------------
                                                        YEAR            SIX MONTHS     |   SIX MONTHS           YEAR
                                                        ENDED              ENDED       |     ENDED              ENDED
                                                     DECEMBER 31,       DECEMBER 31,   |    JUNE 30,         DECEMBER 31,
(IN THOUSANDS)                                          1998               1997        |      1997              1996
                                                     ------------       ------------   |   ----------        ------------
                                                                                       |
CASH PAID DURING THE PERIOD FOR:                                                       |
     Interest                                         $ 32,048           $ 13,867      |    $  4,153          $  7,830
     Income taxes, net of refunds                       (1,970)            (1,517)     |         288             1,222
                                                                                       |
NON-CASH INVESTING AND FINANCING ACTIVITIES:                                           |
     Acquisition of assets in exchange for                                             |
        long-term liabilities                              415                 --      |         792                --
     Debentures converted to common stock                   --                 --      |       5,550             1,250

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturaties of these instruments. The recorded amounts of outstanding bank and other long term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturaties. The $225.0 million in senior subordinated notes had an approximate fair value of $157.5 million at December 31, 1998 based on rates available for similar instruments. The estimated fair value of interest rate swaps was an unrealized loss of $4.2 million at December 31, 1998 based on current market prices.

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. Under the deferral method, gains and losses on these instruments are deferred on the balance sheet and are included as an adjustment to gas revenue for the production being hedged in the contract month. The Company incurred pre-tax gains on its hedging activities of $1.5 million in 1998 and losses on its hedging activities of $116,000 in 1997 and $258,000 in 1996.

         During 1998, the Company hedged 6.2 Bcf of 1999 gas production at a weighted average NYMEX price of $2.44 per Mcf which represented a net unrealized gain of $2.8 million at December 31, 1998. At December 31, 1997, the Company had a net unrealized gain of $422,000.

(17)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES

         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS 69.


                                      SUCCESSOR COMPANY         |       PREDECESSOR COMPANY
                                ------------------------------  |  -----------------------------
                                   YEAR            SIX MONTHS   |  SIX MONTHS          YEAR
                                   ENDED             ENDED      |     ENDED            ENDED
                                DECEMBER 31,      DECEMBER 31,  |    JUNE 30,       DECEMBER 31,
    (IN THOUSANDS)                 1998              1997       |      1997             1996
                                ------------      ------------  |  ----------       ------------
                                                                |
    Acquisition costs                                           |
     Proved properties            $ 9,194          $13,501      |    $ 9,249          $ 4,275
     Unproved properties            1,857            1,342      |      1,267            2,320
    Developmental costs            30,090           21,822      |     11,322           30,750
    Exploratory costs               9,982            5,980      |      4,380            6,131

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

         The estimates of proved developed reserves have been reviewed by independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers and the December 31, 1998 proved undeveloped reserves have been reviewed by independent petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the periods indicated:

                                        SUCCESSOR COMPANY            PREDECESSOR COMPANY                  TOTAL
                                  --------------------------   ----------------------------    --------------------------
                                       OIL          GAS            OIL              GAS             OIL            GAS
                                      (Bbl)        (Mcf)          (Bbl)            (Mcf)           (Bbl)          (Mcf)
                                  -----------   ------------   -----------     ------------    -----------   ------------
DECEMBER 31, 1995                                               6,283,006      239,400,308      6,283,006     239,400,308
Extensions and discoveries                                        387,414       38,079,620        387,414      38,079,620
Purchase of reserves in place                                     336,279        8,182,402        336,279       8,182,402
Sale of reserves in place                                          (7,664)        (250,021)        (7,664)       (250,021)
Revisions of previous estimates                                 1,108,538       28,601,277      1,108,538      28,601,277
Production                                                       (718,667)     (25,410,233)      (718,667)    (25,410,233)
                                                              -----------     ------------    -----------    ------------
DECEMBER 31, 1996                                               7,388,906      288,603,353      7,388,906     288,603,353
Extensions and discoveries           244,242     26,550,917       282,999       12,142,158        527,241      38,693,075
Purchase of reserves in place         78,149     20,093,436        71,905       13,191,547        150,054      33,284,983
Sale of reserves in place            (12,780)      (400,196)      (21,196)        (337,814)       (33,976)       (738,010)
TPG merger                         6,514,982    276,776,629    (6,514,982)    (276,776,629)
Revisions of previous estimates     (899,930)   (16,909,297)     (826,900)     (24,075,426)    (1,726,830)    (40,984,723)
Production                          (372,651)   (14,466,129)     (380,732)     (12,747,189)      (753,383)    (27,213,318)
                                 -----------   ------------   -----------     ------------    -----------    ------------
DECEMBER 31, 1997                  5,552,012    291,645,360            --               --      5,552,012     291,645,360
Extensions and discoveries           255,101     29,330,826                                       255,101      29,330,826
Purchase of reserves in place         33,899     20,295,868                                        33,899      20,295,868
Sale of reserves in place            (21,209)    (6,939,240)                                      (21,209)     (6,939,240)
Revisions of previous estimates     (808,599)    11,066,042                                      (808,599)     11,066,042
Production                          (768,415)   (30,139,996)                                     (768,415)    (30,139,996)
                                 -----------   ------------   -----------     ------------    -----------    ------------
DECEMBER 31, 1998                  4,242,789    315,258,860            --               --      4,242,789     315,258,860
                                 ===========   ============   ===========     ============    ===========    ============
PROVED DEVELOPED RESERVES
December 31, 1996                                               6,410,344      225,693,651      6,410,344     225,693,651
                                                              ===========     ============    ===========    ============
December 31, 1997                  4,830,163    251,851,000                                     4,830,163     251,851,000
                                 ===========   ============                                   ===========    ============
DECEMBER 31, 1998                  3,973,772    280,668,600                                     3,973,772     280,668,600
                                 ===========   ============                                   ===========    ============

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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:

                                                                          DECEMBER 31,
                                                    -------------------------------------------------------
                                                       1998                   1997                 1996
                                                    -----------           -----------           -----------
                                                                         (IN THOUSANDS)
Estimated future cash inflows (outflows)
     Revenues from the sale of oil and gas          $   818,401           $   876,464           $ 1,087,997
     Production and development costs                  (340,321)             (355,165)             (419,504)
                                                    -----------           -----------           -----------
Future net cash flows before income taxes               478,080               521,299               668,493
Future income taxes                                    (102,358)             (130,306)             (185,768)
                                                    -----------           -----------           -----------
Future net cash flows                                   375,722               390,993               482,725
10% timing discount                                    (167,059)             (171,273)             (223,496)
                                                    -----------           -----------           -----------
Standardized measure of discounted
     future net cash flows                          $   208,663           $   219,720           $   259,229
                                                    ===========           ===========           ===========

         The principal sources of changes in the standardized measure of future net cash flows are as follows (the successor and predecessor periods are combined in 1997 for purposes of this presentation):

                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   1998            1997             1996
                                               ------------    ------------    --------------
                                                               (IN THOUSANDS)
Beginning of year                              $    219,720    $    259,229    $      170,917
Sale of oil and gas, net of
    production costs                                (60,330)        (61,088)          (58,023)
Extensions and discoveries, less
    related estimated future
    development and production costs                 30,821          54,979            60,738
Purchase of reserves in place less
    estimated future production costs                10,528          33,233            10,694
Sale of reserves in place less
    estimated future production costs                (3,373)           (588)             (191)
Revisions of previous quantity estimates               (673)        (43,111)           38,204
Net changes in prices and production costs          (30,512)        (73,956)           83,530
Change in income taxes                               24,977          19,618           (55,494)
Accretion of 10% timing discount                     29,259          35,596            21,425
Changes in production rates (timing)
    and other                                       (11,754)         (4,192)          (12,571)
                                               -------------   -------------   ---------------
End of year                                    $    208,663    $    219,720    $      259,229
                                               =============   =============   ===============


(18)     INDUSTRY SEGMENT FINANCIAL INFORMATION

GENERAL INFORMATION

         The Company's operations are conducted in the United States and are managed along three reportable segments which include: (1) exploration and production, (2) gas marketing and gathering, and (3) oilfield sales and service. The Company's reportable segments were identified based on the nature of the business activities of each component organized primarily by products or services provided. The exploration and production segment derives its revenues primarily through the production of oil and natural gas, acquiring and enhancing the economic performance of producing oil and gas properties and exploring for and developing natural gas and oil reserves. The gas marketing and gathering segment derives its revenues primarily from gas marketed directly to commercial and industrial customers and from its operation of natural gas gathering lines. The oilfield sales and service segment derives its revenues primarily from oilfield services provided and from the sale of a broad range of oilfield supplies. The Company has no material operations in any individual foreign country.

FINANCIAL INFORMATION AND RECONCILIATION

         The following tables present certain financial information for the successor company's year ended December 31, 1998 and six months ended December 31, 1997 and the predecessor company's six months ended June 30, 1997 and year ended December 31, 1996 regarding the Company's reportable segments of its continuing operations. The "all other" column in each of the following tables includes unallocated corporate charges that support the segments and eliminations of all intersegment transactions to reconcile the reportable segment's revenues, income or loss, assets and other significant items to the Company's consolidated totals. Segment information for the periods prior to the year ended December 31, 1998 has been restated to reflect changes in the composition of reportable segments. Income and expense items below operating
(loss) income are not allocated to the segments and are not disclosed.

MEASUREMENT

         The Company measures segment operating results based on earnings before interest, taxes, depreciation, depletion, amortization and exploration expense and results from continuing operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are billed on an intercompany basis at prices for comparable third party goods and services.

                                                 YEAR ENDED DECEMBER 31, 1998 (SUCCESSOR COMPANY)
                                   -----------------------------------------------------------------------------
                                   EXPLORATION       GAS MARKETING      OILFIELD SALES
                                   & PRODUCTION       & GATHERING        & SERVICE      ALL OTHER       TOTAL
                                   ------------      -------------      --------------  ---------     ----------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS            $  91,131        $  39,639          $   23,809      $     260      $  154,839
INTERSEGMENT REVENUES                     --           30,249               7,008        (37,257)             --
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES             (174,634)         (15,748)             (9,236)        (7,137)       (206,755)
INTEREST EXPENSE                      30,041            1,176               1,454            232          32,903
EXPLORATION EXPENSE                    9,983               --                  --             (1)          9,982
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                      53,637           11,597               1,723          1,531          68,488
OTHER SIGNIFICANT NONCASH ITEM:
    IMPAIRMENT OF OIL AND GAS
    PROPERTIES AND OTHER ASSETS      144,670            9,155               6,865             --         160,690
EBITDAX                               63,697            6,180                 806         (5,375)         65,308
ASSETS                               342,646           37,058              17,834         21,067         418,605


                                               SIX MONTHS ENDED DECEMBER 31, 1997 (SUCCESSOR COMPANY)
                                   --------------------------------------------------------------------------
                                   EXPLORATION     GAS MARKETING   OILFIELD SALES
                                   & PRODUCTION     & GATHERING      & SERVICE      ALL OTHER         TOTAL
                                   ------------    ------------    --------------   ---------       ---------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS            $  46,116        $ 21,969          $ 15,623      $     418       $  84,126
INTERSEGMENT REVENUES                     --          14,332             4,411        (18,743)             --
(LOSS) INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES                            (16,569)          1,328               468         (3,364)        (18,137)
INTEREST EXPENSE                      14,244             366               589            218          15,417
EXPLORATION EXPENSE                    5,980              --                --             --           5,980
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                      28,636           1,476               771            811          31,694
EBITDAX                               32,291           3,170             1,828         (2,335)         34,954
ASSETS                               502,134          45,714            27,150         24,322         599,320

                                               SIX MONTHS ENDED JUNE 30, 1997 (PREDECESSOR COMPANY)
                                  ----------------------------------------------------------------------------
                                  EXPLORATION  GAS MARKETING        OILFIELD SALES
                                  & PRODUCTION  & GATHERING           & SERVICE        ALL OTHER       TOTAL
                                  ------------ -------------        --------------     ---------      --------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS            $  45,166      $ 19,392            $  14,794         $     45      $ 79,397
INTERSEGMENT REVENUES                     --        14,387                4,081          (18,468)           --
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES      9,948         1,599                  213          (20,016)       (8,256)
INTEREST EXPENSE                       3,413           103                  204               (5)        3,715
EXPLORATION EXPENSE                    4,380            --                   --               --         4,380
DEPRECIATION, DEPLETION, AND
   AMORTIZATION                       13,102         1,435                  601              228        15,366
OTHER SIGNIFICANT ITEM:
   Transaction expenses                   --            --                   --           16,758        16,758
EBITDAX                               30,843         3,137                1,018           (3,035)       31,963


                                               YEAR ENDED DECEMBER 31, 1996 (PREDECESSOR COMPANY)
                                 ----------------------------------------------------------------------------
                                 EXPLORATION     GAS MARKETING     OILFIELD SALES
                                 & PRODUCTION     & GATHERING        & SERVICE      ALL OTHER        TOTAL
                                 ------------    -------------     --------------   ---------      ----------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS            $  85,621        $ 41,565          $ 25,477       $    572      $  153,235
INTERSEGMENT REVENUES                     --          22,605             7,450        (30,055)             --
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES     22,626           3,523             1,368         (5,757)         21,760
INTEREST EXPENSE                       6,798             229               421            (65)          7,383
EXPLORATION EXPENSE                    6,064              --                --             --           6,064
DEPRECIATION, DEPLETION, AND
   AMORTIZATION                       25,225           2,888             1,154            485          29,752
EBITDAX                               60,713           6,640             2,943         (5,337)         64,959


MAJOR CUSTOMERS

         No customer exceeded 10% of consolidated revenue during the year ended December 31, 1998, the six months ended June 30, 1997 and December 31, 1997 and the year ended December 31, 1996.

(19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The results of operations for the four quarters of 1998 and 1997 are shown below (in thousands).

                                                                      SUCCESSOR COMPANY
                                            ---------------------------------------------------------------------
                                              FIRST              SECOND               THIRD              FOURTH
                                            ---------           ---------           ---------           ---------
1998
----
Sales and other operating revenues          $  39,126           $  37,614           $  34,803           $  38,870
Gross loss                                       (680)             (3,773)             (3,646)             (4,092)
Net loss                                       (6,271)             (8,230)             (8,086)           (107,963)(1)

(1) The net loss in the fourth quarter of 1998 includes pre-tax impairment losses of $160.7 million. See note 2.

                                                PREDECESSOR COMPANY       |          SUCCESSOR COMPANY
                                            --------------------------    |      ---------------------------
                                             FIRST             SECOND     |       THIRD              FOURTH
                                            --------          --------    |      --------           --------
                                                                          |
1997                                                                      |
----                                                                      |
Sales and other operating revenues          $ 41,546          $ 36,367    |      $ 38,382           $ 44,038
Gross profit (loss)                            9,512             4,135    |        (1,346)              (591)
Net income (loss)                              4,847           (14,720)   |        (5,810)            (5,562)

(20)     DISCONTINUED OPERATIONS

         In September 1995, the Company announced plans to sell Engine Power Systems, Inc. ("EPS"), its wholly-owned subsidiary engaged in engine, parts and service sales. The Company was unable to identify an acceptable buyer for EPS by the end of 1996. A substantial portion of the workforce was eliminated and substantial assets were sold and the Company recognized an additional charge in 1996 to reduce the remaining assets to net realizable value. The remaining assets were sold in 1997. Net revenues generated by EPS were approximately $3.9 million in 1996 and $4.2 million in 1995. Loss from operations of discontinued business was $180,000 ($117,000 net of tax benefit) in 1996 and $760,000 ($492,000 net of tax benefit) in 1995. Estimated loss on disposal was $495,000 ($322,000 net of tax benefit) in 1996 and $1.0 million ($647,000 net of tax benefit) in 1995. The results of operations of EPS are presented as discontinued operations in the accompanying financial statements for all periods presented.

(21)     SALE OF TAX CREDIT PROPERTIES

         In March 1998, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold for approximately $730,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 10.8 Bcf (billion cubic feet) of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

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