Form 10-Q
period 1999-03-31
BELDEN & BLAKE CORP /OH/
filed 1999-05-14
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to ______________________

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

                                                           [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of April 30, 1999                                    10,229,189

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
 PART I   Financial Information:

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and
                     December 31, 1998 .....................................   1

                  Consolidated Statements of Operations for the three
                     months ended March 31, 1999 and 1998 ..................   2

                  Consolidated Statements of Shareholders' Equity (Deficit)
                     for the three months ended March 31, 1999 and the year
                     ended December 31, 1998 ...............................   3

                  Consolidated Statements of Cash Flows for the three
                     months ended March 31, 1999 and 1998 ..................   4

                  Notes to Consolidated Financial Statements ...............   5

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ...................   8

 PART II  Other Information

          Item 6. Exhibits and Reports on Form 8-K .........................  12

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1999             1998
                                                                    =============     =============
                                                                     (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                        $  13,740         $  10,691
     Accounts receivable, net                                            28,167            33,204
     Inventories                                                          7,733             9,200
     Deferred income taxes                                                2,419             2,449
     Other current assets                                                 1,513             3,384
                                                                      ---------         ---------
                TOTAL CURRENT ASSETS                                     53,572            58,928

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                 535,735           535,837
     Gas gathering systems                                               22,073            22,008
     Land, buildings, machinery and equipment                            28,702            28,551
                                                                      ---------         ---------
                                                                        586,510           586,396
     Less accumulated depreciation, depletion and amortization          256,759           246,689
                                                                      ---------         ---------
                PROPERTY AND EQUIPMENT, NET                             329,751           339,707

OTHER ASSETS                                                             19,158            19,970
                                                                      ---------         ---------
                                                                      $ 402,481         $ 418,605
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
     Accounts payable                                                 $   4,283         $   6,458
     Accrued expenses                                                    28,003            29,373
     Current portion of long-term liabilities                            15,289            29,365
                                                                      ---------         ---------
                TOTAL CURRENT LIABILITIES                                47,575            65,196

LONG-TERM LIABILITIES
     Bank and other long-term debt                                      135,178           126,178
     Senior subordinated notes                                          225,000           225,000
     Other                                                                2,716             3,204
                                                                      ---------         ---------
                                                                        362,894           354,382

DEFERRED INCOME TAXES                                                    29,243            32,041

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated
       value per share; authorized 58,000,000
       shares; issued and outstanding 10,229,189
       and 10,110,915 shares                                              1,023             1,011
     Paid in capital                                                    107,825           107,897
     Deficit                                                           (146,079)         (141,922)
                                                                      ---------         ---------
                TOTAL SHAREHOLDERS' DEFICIT                             (37,231)          (33,014)
                                                                      ---------         ---------
                                                                      $ 402,481         $ 418,605
                                                                      =========         =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             1999             1998
                                                           --------         --------
REVENUES
     Oil and gas sales                                     $ 18,964         $ 23,020
     Gas marketing and gathering                             11,796           11,013
     Oilfield sales and service                               3,493            5,093
     Other                                                    1,103              677
                                                           --------         --------
                                                             35,356           39,803
EXPENSES
     Production expense                                       5,089            5,681
     Production taxes                                           792              888
     Cost of gas and gathering expense                       10,513            8,983
     Oilfield sales and service                               3,643            5,196
     Exploration expense                                      1,611            1,921
     General and administrative expense                       1,073            1,369
     Depreciation, depletion and amortization                10,942           16,937
     Franchise, property and other taxes                        179              413
                                                           --------         --------
                                                             33,842           41,388
                                                           --------         --------
OPERATING INCOME (LOSS)                                       1,514           (1,585)
     Interest expense                                         8,439            8,062
                                                           --------         --------
LOSS BEFORE INCOME TAXES                                     (6,925)          (9,647)
     Income tax benefit                                      (2,768)          (3,376)
                                                           --------         --------
NET LOSS                                                   $ (4,157)        $ (6,271)
                                                           ========         ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                 TOTAL
                                   COMMON          COMMON         PAID IN                        EQUITY
                                   SHARES           STOCK         CAPITAL        DEFICIT        (DEFICIT)
                                   ------          ------         -------        -------        ---------
JANUARY 1, 1998                    10,000          $1,000       $ 107,230       $ (11,372)      $  96,858

Employee stock bonus                  111              11             667                             678
Net loss                                                                         (130,550)       (130,550)
---------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                  10,111           1,011         107,897        (141,922)        (33,014)

Employee stock bonus                  118              12             (72)                            (60)
Net loss                                                                           (4,157)         (4,157)
---------------------------------------------------------------------------------------------------------
MARCH 31, 1999 (UNAUDITED)         10,229          $1,023       $ 107,825       $(146,079)      $ (37,231)
=========================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             1999               1998
                                                                           ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (4,157)      $ (6,271)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                10,942         16,937
       Gain on disposal of property and equipment                                 (82)            (1)
       Deferred income taxes                                                   (2,768)        (3,376)
       Deferred compensation and stock grants                                    (299)         1,118
       Change in operating assets and liabilities, net of
         effects of purchases of businesses:
          Accounts receivable and other operating assets                        6,912            974
          Inventories                                                           1,467         (1,770)
          Accounts payable and accrued expenses                                (3,545)         2,265
                                                                             --------       --------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES         8,470          9,876

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                                 --         (3,478)
   Proceeds from property and equipment disposals                                 271            175
   Additions to property and equipment                                           (365)        (7,698)
   Decrease (increase) in other assets                                            122           (386)
                                                                             --------       --------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            28        (11,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and term loan                         9,000          6,000
   Repayment of long-term debt and other obligations                          (14,449)          (574)
                                                                             --------       --------
                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (5,449)         5,426
                                                                             --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,049          3,915

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,691          6,552
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 13,740       $ 10,467
                                                                             ========       ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                  $  2,927       $  1,879
   Income taxes, net of refunds                                                    --            (29)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term obligations               $    125       $     --


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 1999
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)      CREDIT AGREEMENT

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 6.5% at March 31, 1999. The borrowing base is the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually.

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in the Company having a borrowing base deficiency of $28 million. The Company agreed with the lenders, to reduce this deficiency by $14 million on March 22, 1999 and by the remaining $14 million on May 10, 1999. The May 10, 1999 payment was eliminated by the amendment discussed below.

         On March 22, 1999, the Company made a $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. At March 31, 1999, the outstanding balance under the credit agreement was $140 million. The funds for the payment were provided by internally generated cash flow and a term loan provided by Chase Manhattan Bank. This term loan provided borrowings of $9 million and was originally due on September 22, 1999. Interest is payable monthly at LIBOR plus 1.5%. On May 10, 1999, the Company and its lenders amended the credit agreement to increase the Company's borrowing base from $126 million to $136 million, subject to redetermination in November, 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The Company is further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which will lower the borrowing base and outstanding balance to $126 million. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $9 million term loan from Chase Manhattan Bank originally due September 22, 1999, has been extended to June 27, 2000. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets, additional debt, the infusion of additional equity and/or the use of instruments in financial futures markets.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of March 31, 1999, the Company's working capital ratio was 1.13 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of March 31, 1999 was 1.60 to 1.00.

(3)      STOCK BASED COMPENSATION

         The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of its employees. Common stock held in the 401k plan is subject to variable plan accounting with changes in share value reported as adjustments to compensation expense. The reduction in share value in the first quarter of 1999 resulted in a reduction in compensation expense of $646,000.

(4)      INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company's operations are conducted in the United States and are managed along three reportable segments which include: (1) exploration and production, (2) gas marketing and gathering, and (3) oilfield sales and service.

         The following tables present certain financial information regarding the Company's reportable segments. The "all other" column in each of the following tables includes unallocated corporate charges that support the segments and eliminations of all intersegment transactions to reconcile the reportable segment's revenues, income or loss, assets and other significant items to the Company's consolidated totals. Segment information for the first quarter of 1998 has been restated to reflect changes in the composition of reportable segments. The Company measures segment operating results based on earnings before interest, taxes, depreciation, depletion, amortization and exploration expense ("EBITDAX") and (loss) income before income taxes.

                                                          THREE MONTHS ENDED MARCH 31, 1999
                                   ----------------------------------------------------------------------------
                                      EXPLORATION    GAS MARKETING  OILFIELD SALES
                                    & PRODUCTION      & GATHERING    & SERVICE        ALL OTHER         TOTAL
                                   --------------    -------------  --------------    ---------       ---------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS                $  19,911       $  11,751      $   3,635       $      59       $  35,356
INTERSEGMENT REVENUES                         --           7,263            919          (8,182)             --
(LOSS) INCOME BEFORE INCOME TAXES         (5,434)            136           (664)           (963)         (6,925)
INTEREST EXPENSE                           7,680             421            312              26           8,439
EXPLORATION EXPENSE                        1,697              --             --             (86)          1,611
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                           9,692             649            213             388          10,942
EBITDAX                                   13,635           1,206           (139)           (635)         14,067
ASSETS                                   331,737          35,479         16,628          18,637         402,481


                                                          THREE MONTHS ENDED MARCH 31, 1998
                                   ----------------------------------------------------------------------------
                                     EXPLORATION     GAS MARKETING  OILFIELD SALES
                                    & PRODUCTION      & GATHERING     & SERVICE       ALL OTHER        TOTAL
                                   --------------    -------------  --------------    ---------       ---------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS                $  23,712       $  10,901      $   5,124       $      66       $  39,803
INTERSEGMENT REVENUES                         --           8,673          1,644         (10,317)             --
(LOSS) INCOME BEFORE INCOME TAXES         (7,816)            944           (829)         (1,946)         (9,647)
INTEREST EXPENSE                           7,450             207            343              62           8,062
EXPLORATION EXPENSE                        1,922              --             --              (1)          1,921
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                          15,377             808            429             323          16,937
EBITDAX                                   16,933           1,959            (57)         (1,562)         17,273
ASSETS                                   493,171          43,877         28,545          32,826         598,419

(5)      SUBSEQUENT EVENT

         In April 1999, the Company and its wholly-owned subsidiary, The Canton Oil & Gas Company ("COG"), entered into a stock sales agreement with an oilfield supply company for the sale of Target Oilfield Pipe and Supply Company ("TOPS"), a wholly-owned subsidiary of COG. The buyer will purchase all of the issued and outstanding shares of capital stock of TOPS from COG. The Company expects to close this transaction in June 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         Operating income increased $3.1 million (196%) from an operating loss of $1.6 million in the first quarter of 1998 to operating income of $1.5 million in the first quarter of 1999. The increase in operating income was due primarily to a $6.0 million decrease in depreciation, depletion and amortization expense as a result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998 offset by a $4.2 million decrease in the Company's operating margin due to decreases in oil and gas prices and the volume of natural gas sold.

         Net loss decreased $2.1 million from a net loss of $6.3 million in the first quarter of 1998 to a net loss of $4.2 million in the first quarter of 1999. This decrease was the result of the $6.0 million decrease in depreciation, depletion and amortization expense offset by a $4.2 million decrease in the Company's operating margin discussed above.

         EBITDAX decreased $3.2 million from $17.3 million in the first quarter of 1998 to $14.1 million in the first quarter of 1999 primarily to due decreased operating margins.

         Total revenues decreased $4.4 million (11%) in the first quarter of 1999 compared to the first quarter of 1998. Gross operating margins decreased $4.2 million in the first quarter of 1999 compared to the first quarter of 1998. These decreases were primarily due to decreases in oil and gas prices and the volume of natural gas sold.

         Oil volumes increased 3,000 Bbls (barrels) from 193,000 Bbls in the first quarter of 1998 to 196,000 Bbls in the first quarter of 1999 resulting in an increase in oil sales of approximately $40,000. Gas volumes decreased 0.6 Bcf (billion cubic feet) (7%) from 7.6 Bcf in the first quarter of 1998 to 7.0 Bcf in the first quarter of 1999 resulting in a decrease in gas sales of approximately $1.5 million primarily due to the natural production decline of the wells.

         The average price paid for the Company's oil decreased from $13.76 per barrel in the first quarter of 1998 to $11.24 per barrel in the first quarter of 1999 which decreased oil sales by $493,000. The average price paid for the Company's natural gas decreased $.30 per Mcf (thousand cubic feet) to $2.40 per Mcf in the first quarter of 1999 compared to the first quarter of 1998 which decreased gas sales in the first quarter of 1999 by approximately $2.1 million. As a result of the Company's hedging activities the average gas price for the first quarter of 1999 was enhanced by $.18 per Mcf compared to $.02 per Mcf for the first quarter of 1998.

         Production expense decreased $592,000 (10%) from $5.7 million in the first quarter of 1998 to $5.1 million in the first quarter of 1999. The average production cost decreased from $.65 per Mcfe (Mcf of natural gas equivalent) in the first quarter of 1998 to $.62 per Mcfe in the first quarter of 1999. These decreases were due to reduced compensation expense and the Company's decision to defer work on marginal wells due to low oil and gas prices. Production taxes decreased $96,000 (11%) from $888,000 in the first quarter of 1998 to $792,000 in the first quarter of 1999 due to decreased oil and gas sales.

         General and administrative expense decreased by $296,000 (22%) from $1.4 million in the first quarter of 1998 to $1.1 million in the first quarter of 1999 primarily due to a reduction in compensation expense in the first quarter of 1999.

         Depreciation, depletion and amortization decreased by $6.0 million (35%) from $16.9 million in the first quarter of 1998 to $10.9 million in the first quarter of 1999. Depletion expense decreased $5.9 million (41%) from $14.5 million in the first quarter of 1998 to $8.6 million in the first quarter of 1999. Depletion per Mcfe decreased from $1.66 per Mcfe in the first quarter of 1998 to $1.05 per Mcfe in the first quarter of 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $377,000 (5%) from approximately $8.1 million in the first quarter of 1998 to approximately $8.4 million in the first quarter of 1999 due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $306,000 and $92,000 in additional interest expense during the first quarters of 1999 and 1998, respectively, related to interest rate swaps.

         Exploration and production segment revenues decreased $3.8 million (16%) from $23.7 million in the first quarter of 1998 to $19.9 million in the first quarter of 1999. This decrease was due to decreases in oil and gas prices and the volume of natural gas sold. Segment loss before income taxes decreased $2.4 million (30%) from $7.8 million in the first quarter of 1998 to $5.4 million in the first quarter of 1999. This decrease was due primarily to a $5.7 million decrease in depreciation, depletion and amortization expense from the write-down of certain permanently impaired exploration and production segment assets in the fourth quarter of 1998, offset by a $3.7 million decrease in the segment's operating margin as a result of decreases in oil and gas prices and the volume of natural gas sold.

         Gas marketing and gathering segment revenues increased $850,000 (8%) from $10.9 million in the first quarter of 1998 to $11.8 million in the first quarter of 1999. This increase was due to a $1.3 million increase in gas marketing revenues from third party gas sales. This increase in gas marketing revenues was offset by a $518,000 decrease in gas gathering revenues due to reduced transportation rates resulting from a renegotiated contract with a major end user and reduced gas gathering volumes from normal declines in production from Knox wells coupled with a reduction in drilling due to depressed oil and gas prices. Segment income before income taxes decreased $808,000 (86%) from $944,000 in the first quarter of 1998 to $136,000 in the first quarter of 1999 due primarily to a $774,000 decrease in the gas marketing and gathering segment operating margin.

         Oilfield sales and service segment revenues decreased $1.5 million (29%) from $5.1 million in the first quarter of 1998 to $3.6 million in the 1999 quarter. This decrease was primarily the result of work deferred by the Company and third parties due to low oil and gas prices.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at March 31, 1999 was 1.13 to 1.00. During the first three months of 1999, working capital increased $12.3 million from a deficit of $6.3 million to $6.0 million primarily due to the payment of $14 million of long-term debt classified as current. The Company's operating activities provided cash flows of $8.5 million during the first three months of 1999.

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

Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 6.5% at March 31, 1999. The borrowing base is the sum of the Company's proved developed reserves, proved developed non-producing reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be re-determined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be re-determined semi-annually.

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in the Company having a borrowing base deficiency of $28 million. The Company agreed with the lenders, to reduce this deficiency by $14 million on March 22, 1999 and by the remaining $14 million on May 10, 1999. The May 10, 1999 payment was eliminated by the amendment discussed below.

         On March 22, 1999, the Company made a $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. At March
31, 1999, the outstanding balance under the credit agreement was $140 million. The funds for the payment were provided by internally generated cash flow and a term loan provided by Chase Manhattan Bank. This term loan provided borrowings of $9 million and was originally due on September 22, 1999. Interest is payable monthly at LIBOR plus 1.5%. On May 10, 1999, the Company and its lenders amended the credit agreement to increase the Company's borrowing base from $126 million to $136 million, subject to redetermination in November, 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The Company is further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which will lower the borrowing base and outstanding balance to $126 million. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $9 million term loan from Chase Manhattan Bank originally due September 22, 1999, has been extended to June 27, 2000. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets, additional debt, the infusion of additional equity and/or the use of instruments in financial futures markets.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of March 31, 1999, the Company's working capital ratio was 1.13 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of March 31, 1999 was 1.60 to 1.00.

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

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure would be exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR for a fixed rate of 7.485% (which includes an applicable margin of 1.5%) for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR for a fixed rate of 7.649% (which includes an applicable margin of 1.5%) for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR for a fixed rate of 7.2825% (which includes an applicable margin of 1.5%) for three years. Effective May 10, 1999 the applicable margin relating to these swaps was increased from 1.5% to 2.5%.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $1.3 million and $115,000 in the first quarter of 1999 and 1998, respectively. At March 31, 1999, the Company had open futures contracts covering 3.2 Bcf of 1999 gas production at a weighted average NYMEX price of $2.44 per Mcf which represented a net unrealized gain of $1.3 million. Since March

31, 1999, the Company has hedged an additional 3.6 Bcf of 1999 and 2000 gas production at a weighted average NYMEX price of $2.36 per Mcf.

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

--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           (27)     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On February 1, 1999, the Company filed a Current Report on Form 8-K dated January 15, 1999 relating to the redetermination of the borrowing base under its revolving credit agreement and to the expected recording of a non-cash impairment charge in the fourth quarter of 1998.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BELDEN & BLAKE CORPORATION



Date:    May 12, 1999                   By:   /s/ Ronald L. Clements
     --------------------                  -------------------------------------

                                           Ronald L. Clements, Director
                                           and Chief Executive Officer




Date:    May 12, 1999                   By:   /s/ Ronald E. Huff
     --------------------                  -------------------------------------
                                           Ronald E. Huff, Director, President
                                           and Chief Financial Officer