Form 10-Q
period 1999-06-30
BELDEN & BLAKE CORP /OH/
filed 1999-08-12
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended June 30, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________to ______________________

Commission File Number: 0-20100

                           BELDEN & BLAKE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                 34-1686642
         -------------------------------              -----------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


         5200 Stoneham Road
         North Canton, Ohio                                 44720
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (330) 499-1660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X]  Yes   [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of July 31, 1999                                  10,229,189

                           BELDEN & BLAKE CORPORATION


                                      INDEX

-------------------------------------------------------------------------------

                                                                                         PAGE
                                                                                         ----
PART I  Financial Information:

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of June 30, 1999 and
                    December 31, 1998 .................................................   1

                 Consolidated Statements of Operations for the three and six
                    months ended June 30, 1999 and 1998 ...............................   2

                 Consolidated Statements of Shareholders' Equity (Deficit)
                    for the six months ended June 30, 1999 and the year
                    ended December 31, 1998 ...........................................   3

                 Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1999 and 1998 ...............................   4

                 Notes to Consolidated Financial Statements ...........................   5

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...............................   9

PART II Other Information

        Item 6.  Exhibits and Reports on Form 8-K .....................................  16

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1999               1998
                                                                                    ---------         ------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $  12,704         $  10,691
     Accounts receivable, net                                                          26,651            33,204
     Inventories                                                                        7,541             9,200
     Deferred income taxes                                                              2,389             2,449
     Other current assets                                                               1,845             3,384
                                                                                    ---------         ---------
                TOTAL CURRENT ASSETS                                                   51,130            58,928

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                               534,476           535,837
     Gas gathering systems                                                             22,087            22,008
     Land, buildings, machinery and equipment                                          28,909            28,551
                                                                                    ---------         ---------
                                                                                      585,472           586,396
     Less accumulated depreciation, depletion and amortization                        266,662           246,689
                                                                                    ---------         ---------
                PROPERTY AND EQUIPMENT, NET                                           318,810           339,707
OTHER ASSETS                                                                           21,203            19,970
                                                                                    ---------         ---------
                                                                                    $ 391,143         $ 418,605
                                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                               $   4,151         $   6,458
     Accrued expenses                                                                  23,253            29,373
     Current portion of long-term liabilities                                          25,939            29,365
                                                                                    ---------         ---------
                TOTAL CURRENT LIABILITIES                                              53,343            65,196

LONG-TERM LIABILITIES
     Bank and other long-term debt                                                    126,163           126,178
     Senior subordinated notes                                                        225,000           225,000
     Other                                                                              2,441             3,204
                                                                                    ---------         ---------
                                                                                      353,604           354,382

DEFERRED INCOME TAXES                                                                  26,544            32,041

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,229,189 and 10,110,915 shares                                 1,023             1,011
     Paid in capital                                                                  107,562           107,897
     Deficit                                                                         (150,933)         (141,922)
                                                                                    ---------         ---------
                TOTAL SHAREHOLDERS' DEFICIT                                           (42,348)          (33,014)
                                                                                    ---------         ---------
                                                                                    $ 391,143         $ 418,605
                                                                                    =========         =========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------       -------------------------
                                                       1999             1998             1999             1998
                                                     --------         --------         --------         --------
REVENUES
     Oil and gas sales                               $ 18,758         $ 21,363         $ 37,722         $ 44,383
     Gas marketing and gathering                       10,837            9,499           22,633           20,512
     Oilfield sales and service                         3,504            6,752            6,997           11,845
     Interest and other                                 1,109            1,084            2,212            1,761
                                                     --------         --------         --------         --------
                                                       34,208           38,698           69,564           78,501
EXPENSES
     Production expense                                 5,287            6,062           10,376           11,743
     Production taxes                                     749              891            1,541            1,779
     Cost of gas and gathering expense                  9,526            7,697           20,039           16,680
     Oilfield sales and service                         3,555            6,310            7,198           11,506
     Exploration expense                                1,607            2,291            3,218            4,212
     General and administrative expense                 1,543            1,635            2,616            3,004
     Depreciation, depletion and amortization          10,735           17,932           21,677           34,869
     Franchise, property and other taxes                  180              425              359              838
                                                     --------         --------         --------         --------
                                                       33,182           43,243           67,024           84,631
                                                     --------         --------         --------         --------
OPERATING INCOME (LOSS)                                 1,026           (4,545)           2,540           (6,130)
     Interest expense                                   8,550            8,117           16,989           16,179
                                                     --------         --------         --------         --------
LOSS BEFORE INCOME TAXES                               (7,524)         (12,662)         (14,449)         (22,309)
     Income tax benefit                                (2,670)          (4,432)          (5,438)          (7,808)
                                                     --------         --------         --------         --------
NET LOSS                                             $ (4,854)        $ (8,230)        $ (9,011)        $(14,501)
                                                     ========         ========         ========         ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                        TOTAL
                                         COMMON    COMMON   PAID IN                     EQUITY
                                         SHARES    STOCK    CAPITAL       DEFICIT      (DEFICIT)
                                        --------   -------  --------      -------     -----------
JANUARY 1, 1998                           10,000   $1,000   $107,230    $ (11,372)    $  96,858

Employee stock bonus                         111       11        667                        678
Net loss                                                                 (130,550)     (130,550)
------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         10,111    1,011    107,897     (141,922)      (33,014)

Employee stock bonus                         118       12       (335)                      (323)
Net loss                                                                   (9,011)       (9,011)
------------------------------------------------------------------------------------------------
JUNE 30, 1999 (UNAUDITED)                 10,229   $1,023   $107,562    $(150,933)    $ (42,348)
================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------
                                                                               1999               1998
                                                                             ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (9,011)          $(14,501)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                21,677             34,869
       Loss on disposal of property and equipment                                 205                 30
       Deferred income taxes                                                   (5,438)            (7,808)
       Deferred compensation and stock grants                                    (509)             1,089
       Change in operating assets and liabilities, net of
         effects of purchases of businesses:
           Accounts receivable and other operating assets                       6,330              2,479
           Inventories                                                          1,659             (3,369)
              Accounts payable and accrued expenses                            (8,427)               196
                                                                             --------           --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,486             12,985

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired                                  --             (9,512)
  Proceeds from property and equipment disposals                                1,793                706
  Additions to property and equipment                                          (1,186)           (16,290)
  Increase in other assets                                                       (232)            (1,324)
                                                                             --------           --------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               375            (26,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and term loan                         21,000             18,000
  Repayment of long-term debt and other obligations                           (25,848)            (2,892)
                                                                             --------           --------
                NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (4,848)            15,108
                                                                             --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       2,013              1,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,691              6,552
                                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 12,704           $  8,225
                                                                             ========           ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                   $ 16,935           $ 15,556
  Income taxes, net of refunds                                                     --               (117)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term liabilities                     125                359
  Non-compete agreement and related obligation                                    705                 --






See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 1999
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)      CREDIT AGREEMENT

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.8% at June 30, 1999. The borrowing base is determined by an evaluation of the Company's proved developed reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be redetermined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be redetermined semi-annually.

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in the Company having a borrowing base deficiency of $28 million. The Company agreed with the lenders to reduce this deficiency by $14 million on March 22, 1999 and by $14 million on May 10, 1999.

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November, 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company is further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which will lower the borrowing base and outstanding balance to $126 million. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $14 million in term loans from Chase Manhattan Bank are due on June 27, 2000 with interest payable at LIBOR plus 2.5%. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets, additional debt, the infusion of additional equity and/or the use of instruments in financial futures markets.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restricts certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of June 30, 1999, the Company's working capital ratio was 0.96 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of June 30, 1999 was 1.74 to 1.00.

(3)      SALE OF TARGET OILFIELD PIPE AND SUPPLY COMPANY

         In April 1999, the Company and its wholly-owned subsidiary, The Canton Oil & Gas Company ("COG"), entered into a stock sales agreement with an oilfield supply company for the sale of Target Oilfield Pipe and Supply Company ("TOPS"), a wholly-owned subsidiary of COG. The buyer will purchase all of the issued and outstanding shares of capital stock of TOPS from COG. The Company currently expects to close this transaction in the third quarter of 1999.

(4)      STOCK BASED COMPENSATION

         The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of its employees. Common stock held in the 401k plan is subject to variable plan accounting with changes in share value reported as adjustments to compensation expense. The reduction in share value in the first six months of 1999 resulted in a reduction in compensation expense of $909,000.

(5)      INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company's operations are conducted in the United States and are managed along three reportable segments which include: (1) exploration and production, (2) gas marketing and gathering, and (3) oilfield sales and service.

         The following tables present certain financial information regarding the Company's reportable segments. The "all other" column in each of the following tables includes unallocated corporate charges that support the segments and eliminations of all intersegment transactions to reconcile the reportable segment's revenues, income or loss, assets and other significant items to the Company's consolidated totals. Segment information for the 1998 periods has been restated to reflect changes in the composition of reportable segments. The Company measures segment operating results based on earnings before interest, taxes, depreciation, depletion, amortization and exploration expense ("EBITDAX") and (loss) income before income taxes.

                                                                 THREE MONTHS ENDED JUNE 30, 1999
                                       ----------------------------------------------------------------------------------
                                                                            OILFIELD
                                        EXPLORATION      GAS MARKETING        SALES
                                       & PRODUCTION      & GATHERING        & SERVICE         ALL OTHER           TOTAL
                                       ------------      -------------      ---------         ---------         ---------
                                                                         (IN THOUSANDS)
REVENUES FROM CUSTOMERS                  $  20,328         $  10,142        $   3,553         $     185         $  34,208
INTERSEGMENT REVENUES                           --             7,274              911            (8,185)               --
(LOSS) INCOME BEFORE INCOME TAXES           (4,962)              197             (417)           (2,342)           (7,524)
INTEREST EXPENSE                             7,793               433              313                11             8,550
EXPLORATION EXPENSE                          1,521                --               --                86             1,607
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                             9,470               656              222               387            10,735
EBITDAX                                     13,822             1,286              118            (1,858)           13,368
ASSETS                                     321,460            34,283           15,379            20,021           391,143

                                                                THREE MONTHS ENDED JUNE 30, 1998
                                       ----------------------------------------------------------------------------------
                                                                            OILFIELD
                                        EXPLORATION      GAS MARKETING       SALES
                                       & PRODUCTION      & GATHERING        & SERVICE         ALL OTHER           TOTAL
                                       ------------      -------------      ---------         ---------         ---------
                                                                         (IN THOUSANDS)
REVENUES FROM CUSTOMERS                  $  22,446         $   9,431        $   6,805         $      16         $  38,698
INTERSEGMENT REVENUES                           --             7,453            2,024            (9,477)               --
(LOSS) INCOME BEFORE INCOME TAXES          (10,606)              667             (306)           (2,417)          (12,662)
INTEREST EXPENSE                             7,379               287              379                72             8,117
EXPLORATION EXPENSE                          2,290                --               --                 1             2,291
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                            16,290               773              443               426            17,932
EBITDAX                                     15,353             1,727              516            (1,918)           15,678
ASSETS                                     489,714            42,033           30,927            30,963           593,637

                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                       -----------------------------------------------------------------------------------
                                                                            OILFIELD
                                        EXPLORATION      GAS MARKETING       SALES
                                       & PRODUCTION      & GATHERING        & SERVICE         ALL OTHER           TOTAL
                                       ------------      -------------      ----------        ---------         ---------
                                                                         (IN THOUSANDS)
REVENUES FROM CUSTOMERS                  $  40,239         $  21,893        $   7,188         $     244         $  69,564
INTERSEGMENT REVENUES                           --            14,537            1,830           (16,367)               --
(LOSS) INCOME BEFORE INCOME TAXES          (10,396)              333           (1,081)           (3,305)          (14,449)
INTEREST EXPENSE                            15,473               854              625                37            16,989
EXPLORATION EXPENSE                          3,218                --               --                --             3,218
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                            19,162             1,305              435               775            21,677
EBITDAX                                     27,457             2,492              (21)           (2,493)           27,435
ASSETS                                     321,460            34,283           15,379            20,021           391,143


                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                       -----------------------------------------------------------------------------------
                                                                            OILFIELD
                                        EXPLORATION      GAS MARKETING       SALES
                                       & PRODUCTION      & GATHERING        & SERVICE         ALL OTHER           TOTAL
                                       ------------      -------------      ----------        ---------         ---------
                                                                         (IN THOUSANDS)
REVENUES FROM CUSTOMERS                  $  46,158         $  20,332        $  11,929         $      82         $  78,501
INTERSEGMENT REVENUES                           --            16,126            3,668           (19,794)               --
(LOSS) INCOME BEFORE INCOME TAXES          (18,422)            1,611           (1,135)           (4,363)          (22,309)
INTEREST EXPENSE                            14,829               494              722               134            16,179
EXPLORATION EXPENSE                          4,212                --               --                --             4,212
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                            31,667             1,581              872               749            34,869
EBITDAX                                     32,286             3,686              459            (3,480)           32,951
ASSETS                                     489,714            42,033           30,927            30,963           593,637

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain information with respect to the oil and gas operations of the Company:

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                              ----------------------       ----------------------
                                               1999            1998          1999          1998
                                              -------         ------       -------        -------
      PRODUCTION
         GAS (MMCF)                             6,691          7,554        13,689         15,106
         OIL (MBBLS)                              172            187           367            380
         TOTAL PRODUCTION (MMCFE)               7,723          8,677        15,894         17,383

      AVERAGE PRICE
         GAS (PER MCF)                         $ 2.41         $ 2.51       $  2.40        $  2.60
         OIL (PER BBL)                          15.39          12.86         13.18          13.32

      AVERAGE COSTS (PER MCFE)
         PRODUCTION EXPENSE                      0.68           0.70          0.65           0.68
         PRODUCTION TAXES                        0.10           0.10          0.10           0.10
         DEPLETION                               1.07           1.75          1.06           1.70

      GROSS MARGIN (PER MCFE)                    1.65           1.66          1.62           1.78


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1999 AND 1998 COMPARED

         Operating income increased $5.5 million (123%) from an operating loss of $4.5 million in the second quarter of 1998 to operating income of $1.0 million in the second quarter of 1999. The increase in operating income was due primarily to a $7.2 million decrease in depreciation, depletion and amortization expense as a result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998 offset by a $2.7 million decrease in the Company's operating margin due to decreases in natural gas prices and the volume of natural gas sold. The volume decrease was due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         Net loss decreased $3.3 million from a net loss of $8.2 million in the second quarter of 1998 to a net loss of $4.9 million in the second quarter of 1999. This decrease was the result of the $7.2 million decrease in depreciation, depletion and amortization expense and a $1.8 million decrease in the income tax benefit due to a decrease in loss before income taxes offset by the $2.7 million decrease in the Company's operating margin discussed above.

         EBITDAX decreased $2.3 million from $15.7 million in the second quarter of 1998 to $13.4 million in the second quarter of 1999 primarily due to decreased operating margins.

         Total revenues decreased $4.5 million (12%) in the second quarter of 1999 compared to the second quarter of 1998. Gross operating margins decreased $2.7 million in the second quarter of 1999 compared to the second quarter of 1998. These decreases were primarily due to decreases in natural gas prices and the volume of natural gas sold discussed above.

         Oil volumes decreased 15,000 Bbls (barrels) from 187,000 Bbls in the second quarter of 1998 to 172,000 Bbls in the second quarter of 1999 resulting in a decrease in oil sales of approximately $195,000. Gas volumes decreased 0.9 Bcf (billion cubic feet) (11%) from 7.6 Bcf in the second quarter of 1998 to 6.7 Bcf in the second quarter of 1999 resulting in a decrease in gas sales of approximately $2.2 million.

         The average price paid for the Company's oil increased from $12.86 per barrel in the second quarter of 1998 to $15.39 per barrel in the second quarter of 1999 which increased oil sales by $435,000. The average price paid for the Company's natural gas decreased $.10 per Mcf (thousand cubic feet) to $2.41 per Mcf in the second quarter of 1999 compared to the second quarter of 1998 which decreased gas sales in the second quarter of 1999 by approximately $670,000. As a result of the Company's hedging activities the average gas price for the second quarter of 1999 was enhanced by $.08 per Mcf compared to $.03 per Mcf for the second quarter of 1998.

         Production expense decreased $775,000 (13%) from $6.1 million in the second quarter of 1998 to $5.3 million in the second quarter of 1999. The average production cost decreased from $.70 per Mcfe (Mcf of natural gas equivalent) in the second quarter of 1998 to $.68 per Mcfe in the second quarter of 1999. These decreases were primarily due to reduced compensation expense. Production taxes decreased approximately $142,000 (16%) from $891,000 in the second quarter of 1998 to $749,000 in the second quarter of 1999 due to decreased oil and gas sales.

         General and administrative expense decreased from $1.6 million in the second quarter of 1998 to $1.5 million in the second quarter of 1999. This decrease was due primarily to the write-off in the second quarter of 1998 of $350,000 in costs related to an unsuccessful joint venture offset by an increase in employment and compensation related expenses in the second quarter of 1999.

         Depreciation, depletion and amortization decreased by $7.2 million (40%) from $17.9 million in the second quarter of 1998 to $10.7 million in the second quarter of 1999. Depletion expense decreased approximately $6.8 million (45%) from $15.1 million in the second quarter of 1998 to $8.3 million in the second quarter of 1999. Depletion per Mcfe decreased from $1.75 per Mcfe in the second quarter of 1998 to $1.07 per Mcfe in the second quarter of 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $433,000 from $8.1 million in the second quarter of 1998 to approximately $8.5 million in the second quarter of 1999 due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $379,000 and $93,000 in additional interest expense during the second quarters of 1999 and 1998, respectively, related to interest rate swaps.

         Exploration and production segment revenues decreased $2.1 million (9%) from $22.4 million in the second quarter of 1998 to $20.3 million in the second quarter of 1999. This decrease was due to decreases in natural gas prices and the volume of natural gas sold. Segment loss before income taxes decreased $5.6 million (53%) from $10.6 million in the second quarter of 1998 to $5.0 million in the second quarter of 1999. This decrease was due primarily to a $6.8 million decrease in depreciation, depletion and amortization expense from the write-down of certain permanently impaired exploration and production segment assets in the fourth quarter of 1998 offset by a $1.4 million decrease in the segment's operating margin as a result of decreases in natural gas prices and the volume of natural gas sold.

         Gas marketing and gathering segment revenues increased $700,000 (8%) from $9.4 million in the second quarter of 1998 to $10.1 million in the second quarter of 1999. This increase was due to a $1.6 million increase in gas marketing revenues from third party gas sales. This increase in gas marketing revenues was offset by a $500,000 decrease in gas gathering revenues due to reduced transportation rates resulting from a renegotiated contract with a major end user and reduced gas gathering volumes from normal declines in production coupled with a reduction in drilling due to capital constraints caused by the reduction in the Company's borrowing base. Segment income before income taxes decreased $470,000 (70%) from $667,000 in the second quarter of 1998 to $197,000 in the second quarter of 1999 due primarily to a $466,000 decrease in the gas marketing and gathering segment operating margin.

         Oilfield sales and service segment revenues decreased $3.2 million (48%) from $6.8 million in the second quarter of 1998 to $3.6 million in the 1999 quarter. This decrease was primarily the result of work deferred by the Company and third parties due to a prolonged period of low oil and gas prices.

RESULTS OF OPERATIONS - SIX MONTHS OF 1999 AND 1998 COMPARED

         Operating income increased $8.6 million (141%) from an operating loss of $6.1 million in the first six months of 1998 to operating income of $2.5 million in the first six months of 1999. The increase in operating income was due primarily to a $13.2 million decrease in depreciation, depletion and amortization expense as a result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998 offset by a $6.8 million decrease in the Company's operating margin due to decreases in oil and gas prices and the volume of oil and natural gas sold. The volume decrease was due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         Net loss decreased $5.5 million (38%) from a net loss of $14.5 million in the first six months of 1998 to a net loss of $9.0 million in the first six months of 1999. This decrease was the result of the $13.2 million decrease in depreciation, depletion and amortization expense and a $1.0 million decrease in exploration expense offset by the $6.8 million decrease in the Company's operating margin discussed above and a $2.4 million decrease in the income tax benefit due to a decrease in loss before income taxes.

         EBITDAX decreased approximately $5.6 million from $33.0 million in the first six months of 1998 to $27.4 million in the first six months of 1999 primarily due to decreased operating margins.

         Total revenues decreased $8.9 million (11%) in the first six months of 1999 compared to the first six months of 1998. Gross operating margins decreased $6.8 million in the first six months of 1999 compared to the first six months of 1998. These decreases were primarily due to decreases in oil and gas prices and the volume of oil and natural gas sold discussed above.

         Oil volumes decreased approximately 13,000 Bbls from 380,000 Bbls in the first six months of 1998 to 367,000 Bbls in the first six months of 1999 resulting in a decrease in oil sales of approximately $160,000. Gas volumes decreased 1.4 Bcf (9%) from 15.1 Bcf in the first six months of 1998 to 13.7 Bcf in the first six months of 1999 resulting in a decrease in gas sales of approximately $3.7 million.

         The average price paid for the Company's oil decreased from $13.32 per barrel in the first six months of 1998 to $13.18 per barrel in the first six months of 1999 which decreased oil sales by $50,000. The average price paid for the Company's natural gas decreased $.20 per Mcf to $2.40 per Mcf in the first six months of 1999 compared to the first six months of 1998 which decreased gas sales in the first six months of 1999 by approximately $2.7 million. As a result of the Company's hedging activities the average gas price for the first six months of 1999 was enhanced by $.14 per Mcf compared to $.02 per Mcf for the first six months of 1998.

         Production expense decreased approximately $1.3 million (12%) from $11.7 million in the first six months of 1998 to $10.4 million in the first six months of 1999. The average production cost decreased from $.68 per Mcfe in the first six months of 1998 to $.65 per Mcfe in the first six months of 1999. These decreases were primarily due to reduced compensation expense. Production taxes decreased $238,000 (13%) from $1.8 million in the first six months of 1998 to $1.5 million in the first six months of 1999 due to decreased oil and gas sales. Average production taxes remained constant at $.10 per Mcfe in the first six months of 1998 and 1999.

         General and administrative expense decreased by $388,000 (13%) from $3.0 million in the first six months of 1998 to $2.6 million in the first six months of 1999 primarily due to the write-off in the first six months of 1998 of $350,000 in costs related to an unsuccessful joint venture.

         Exploration expense decreased by $1.0 million (24%) from $4.2 million in the first six months of 1998 to $3.2 million in the first six months of 1999 as a result of the curtailment of the Company's drilling program previously discussed.

         Depreciation, depletion and amortization decreased by $13.2 million (38%) from $34.9 million in the first six months of 1998 to $21.7 million in the first six months of 1999. Depletion expense decreased $12.8 million (43%) from $29.6 million in the first six months of 1998 to $16.8 million in the first six months of 1999. Depletion per Mcfe decreased from $1.70 per Mcfe in the first six months of 1998 to $1.06 per Mcfe in the first six months of 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $810,000 (5%) from approximately $16.2 million in the first six months of 1998 to approximately $17.0 million in the first six months of 1999 due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $685,000 and $185,000 in additional interest expense during the first six months of 1999 and 1998, respectively, related to interest rate swaps.

         Exploration and production segment revenues decreased $6.0 million (13%) from $46.2 million in the first six months of 1998 to $40.2 million in the first six months of 1999. This decrease was due to decreases in oil and gas prices and the volume of oil and natural gas sold. Segment loss before income taxes decreased $8.0 million (44%) from $18.4 million in the first six months of 1998 to $10.4 million in the first six months of 1999. This decrease was due primarily to a $12.5 million decrease in depreciation, depletion and amortization expense from the write-down of certain permanently impaired exploration and production segment assets in the fourth quarter of 1998 offset by a $5.1 million decrease in the segment's operating margin as a result of decreases in oil and gas prices and the volume of oil and natural gas sold.

         Gas marketing and gathering segment revenues increased $1.6 million (8%) from $20.3 million in the first six months of 1998 to $21.9 million in the first six months of 1999. This increase was due to a $2.1 million increase in gas marketing revenues from third party gas sales. This increase in gas marketing revenues was offset by a $1.0 million decrease in gas gathering revenues due to reduced transportation rates resulting from a renegotiated contract with a major end user and reduced gas gathering volumes from normal declines in production coupled with a reduction in drilling due to capital constraints caused by the reduction in the Company's borrowing base. Segment income before income taxes decreased $1.3 million (79%) from $1.6 million in the first six months of 1998 to $333,000 in the first six months of 1999 due primarily to a $1.2 million decrease in the gas marketing and gathering segment operating margin.

         Oilfield sales and service segment revenues decreased $4.7 million (40%) from $11.9 million in the first six months of 1998 to $7.2 million in the first six months of 1999. This decrease was primarily the result of work deferred by the Company and third parties due to a prolonged period of low oil and gas prices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at June 30, 1999 was .96 to 1.00. During the first six months of 1999, working capital increased $4.1 million from a deficit of $6.3 million to a deficit of $2.2 million. The Company's operating activities provided cash flows of $6.5 million during the first six months of 1999.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 7.8% at June 30, 1999. The borrowing base is determined by an evaluation of the Company's proved developed reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be redetermined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be redetermined semi-annually.

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in the Company having a borrowing base deficiency of $28 million. The Company agreed with the lenders, to reduce this deficiency by $14 million on March 22, 1999 and by $14 million on May 10, 1999.

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November, 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company is further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which will lower the borrowing base and outstanding balance to $126 million. On July 28, 1999, the Company made the first $5 million required payment to reduce the outstanding balance to $131 million. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $14 million in term loans from Chase Manhattan Bank are due on June 27, 2000 with interest payable at LIBOR plus 2.5%. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets, additional debt, the infusion of additional equity and/or the use of instruments in financial futures markets.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restricts certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of June 30, 1999, the Company's working capital ratio was .96 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of June 30, 1999 was 1.74 to 1.00.

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

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $561,000 and $201,000 in the second quarters of 1999 and 1998, respectively. At June 30, 1999, the Company had open futures contracts covering 3.6 Bcf of 1999 gas production at a weighted average NYMEX price of $2.41 per Mcf which represented a net unrealized loss of $286,000. As of June 30, 1999, the Company has hedged 1.4 Bcf of 2000 natural gas production at a weighted average NYMEX price of $2.36 per Mcf which represented a net unrealized loss of $233,000. Since June 30, 1999, the Company has hedged an additional 5.5 Bcf of 1999 and 2000 gas production at a weighted average NYMEX price of $2.40 per Mcf.

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

         The Company has taken actions to understand the nature and extent of the work required to make its systems and operations Y2K compliant. A project team is responsible for coordinating the assessment, remediation, testing and implementation of the necessary modifications to its key applications (which consist of third party software, hardware and embedded chip systems, as well as internally developed computer applications). To date, the team has worked to identify potential risks to the Company and has replaced the Company's major legacy systems. An inventory of hardware and software and all peripheral systems is complete and prioritized for upgrade or replacement. A testing plan has been developed, and the Company expects to complete testing of its mission-critical systems by the end of the third quarter of 1999.

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

         The Company's goal is to ensure that all of its critical systems and processes remain functional. Since certain systems may be interrelated with systems outside the Company's control, there can be no assurance that all implementations will be successful. The Company has completed identification of its critical relationships with outside vendors, customers and business partners and has requested confirmation of Y2K compliance from such third parties. Among these, special attention is being given to obtaining evidence of Y2K compliance from third-party transporters of natural gas, deemed as a critical element to the Company's uninterrupted business operations. The Company is preparing contingency plans to minimize any disruptions resulting from a vendor, supplier or customer not being Y2K compliant. Failure by the Company and/or its vendors, suppliers, and customers to complete Y2K compliance could have a material adverse effect on the Company's operations. Recognizing this risk, formal contingency plans are being developed by the Company and are expected to be finalized by the end of the third quarter of 1999.

RECENT DEVELOPMENTS

         The Company named John L. Schwager as Chief Executive Officer on June 2, 1999. Mr. Schwager, 50, replaces Ronald L. Clements who announced his retirement the previous month. Mr. Schwager has worked in the oil and gas industry for 30 years. From October 1987 to August 1997, he served as President and CEO of Alamco, Inc., which was a publicly-traded independent oil and gas company with operations in the Appalachian Basin. In addition to Alamco, Mr. Schwager has held executive and management positions with TGX Corporation, Houston; Callon Petroleum Company, Natchez, Mississippi, and Shell Oil Company in New Orleans. He graduated from the University of Missouri at Rolla in 1970 with a Bachelor of Science degree in Petroleum Engineering.

SUBSEQUENT EVENTS

         In August 1999, the Company abandoned an acquisition effort and a proposed public offering of a royalty trust. An estimated $800,000 to $1 million of costs associated with these efforts will be written off in the third quarter of 1999. The Company intends to seek reimbursement of a portion of these costs from third parties. There is no assurance the Company will be successful in obtaining said reimbursement.

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

-------------------------------------------------------------------------------

PART II       OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (27) Financial Data Schedule

              (b)     Reports on Form 8-K

                      None

SIGNATURES
-------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELDEN & BLAKE CORPORATION



Date: August 9, 1999                   By: /s/ John L. Schwager
     ----------------------               -------------------------
                                           John L. Schwager,
                                           Chief Executive Officer




Date: August 9, 1999                   By: /s/ Ronald E. Huff
     ----------------------               -------------------------------------
                                          Ronald E. Huff, Director, President
                                          and Chief Financial Officer