Form 10-Q
period 1999-09-30
BELDEN & BLAKE CORP /OH/
filed 1999-11-15
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________to ________________________

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

                                                         [X]  Yes    [ ]  No

Number of common shares of Belden & Blake Corporation
Outstanding as of October 31, 1999                       10,260,457

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                                           PAGE
                                                                                           ----
PART I   Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 and
                     December 31, 1998 ...................................................    1

                  Consolidated Statements of Operations for the three and nine
                     months ended September 30, 1999 and 1998 ............................    2

                  Consolidated Statements of Shareholders' Equity (Deficit)
                     for the nine months ended September 30, 1999 and the
                     year ended December 31, 1998 ........................................    3

                  Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1999 and 1998 ............................    4

                  Notes to Consolidated Financial Statements .............................    5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................................    9

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K .......................................   17


                                    BELDEN & BLAKE CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1999              1998
                                                                 ================   ================
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $      13,228      $      10,691
     Accounts receivable, net                                             25,717             33,204
     Inventories                                                           3,067              9,200
     Deferred income taxes                                                 2,359              2,449
     Other current assets                                                  1,489              3,384
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      45,860             58,928

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  534,464            535,837
     Gas gathering systems                                                22,109             22,008
     Land, buildings, machinery and equipment                             25,293             28,551
                                                                 ----------------   ----------------
                                                                         581,866            586,396
     Less accumulated depreciation, depletion and amortization           274,513            246,689
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              307,353            339,707
OTHER ASSETS                                                              20,074             19,970
                                                                 ----------------   ----------------
                                                                   $     373,287      $     418,605
                                                                 ================   ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                              $       4,598      $       6,458
     Accrued expenses                                                     28,969             29,373
     Current portion of long-term liabilities                             15,301             29,365
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 48,868             65,196

LONG-TERM LIABILITIES
     Bank and other long-term debt                                       125,162            126,178
     Senior subordinated notes                                           225,000            225,000
     Other                                                                 2,332              3,204
                                                                 ----------------   ----------------
                                                                         352,494            354,382

DEFERRED INCOME TAXES                                                     21,964             32,041

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value per share;
       authorized 58,000,000 shares; issued
       and outstanding 10,229,289 and 10,110,915 shares                    1,023              1,011
     Paid in capital                                                     107,562            107,897
     Deficit                                                            (158,624)          (141,922)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' DEFICIT                              (50,039)           (33,014)
                                                                 ----------------   ----------------
                                                                   $     373,287      $     418,605
                                                                 ================   ================

See accompanying notes.


                                                      BELDEN & BLAKE CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (IN THOUSANDS)
                                                             (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------   ------------------------------------
                                                      1999             1998                1999               1998
                                                 ---------------    ----------------   ----------------    ---------------
REVENUES
     Oil and gas sales                            $      20,274      $       21,042      $      57,996      $      65,425
     Gas marketing and gathering                          7,645               7,878             30,278             28,390
     Oilfield sales and service                           2,767               5,883              9,764             17,728
     Other                                                1,101               1,035              3,313              2,796
                                                 ---------------    ----------------   ----------------    ---------------
                                                         31,787              35,838            101,351            114,339
EXPENSES
     Production expense                                   5,654               5,843             16,030             17,586
     Production taxes                                       834                 889              2,375              2,668
     Cost of gas and gathering expense                    6,706               6,393             26,745             23,073
     Oilfield sales and service                           2,620               5,825              9,818             17,331
     Exploration expense                                  1,622               2,330              4,840              6,542
     General and administrative expense                   1,230               1,250              3,846              3,904
     Loss on sale of subsidiary and other
       nonrecurring expense                               5,692                  15              5,692                365
     Depreciation, depletion and amortization            10,815              16,949             32,492             51,818
     Franchise, property and other taxes                    176                 435                535              1,273
                                                 ---------------    ----------------   ----------------    ---------------
                                                         35,349              39,929            102,373            124,560
                                                 ---------------    ----------------   ----------------    ---------------
OPERATING LOSS                                           (3,562)             (4,091)            (1,022)           (10,221)
     Interest expense                                     8,679               8,349             25,668             24,528
                                                 ---------------    ----------------   ----------------    ---------------
LOSS BEFORE INCOME TAXES                                (12,241)            (12,440)           (26,690)           (34,749)
     Income tax benefit                                  (4,550)             (4,354)            (9,988)           (12,162)
                                                 ---------------    ----------------   ----------------    ---------------
NET LOSS                                          $      (7,691)     $       (8,086)     $     (16,702)     $     (22,587)
                                                 ===============    ================   ================    ===============


See accompanying notes.


                                          BELDEN & BLAKE CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                (IN THOUSANDS)

                                                                                                     TOTAL
                                       COMMON        COMMON          PAID IN                         EQUITY
                                       SHARES         STOCK          CAPITAL         DEFICIT       (DEFICIT)
                                     ============  ==============  ==============  ============== ==============

JANUARY 1, 1998                           10,000   $       1,000   $     107,230     $   (11,372)  $     96,858

Employee stock bonus                         111              11             667                            678
Net loss                                                                                (130,550)      (130,550)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         10,111           1,011         107,897        (141,922)       (33,014)

Employee stock bonus                         118              12            (335)                          (323)
Net loss                                                                                 (16,702)       (16,702)
----------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999 (UNAUDITED)            10,229   $       1,023   $     107,562     $  (158,624)  $    (50,039)
================================================================================================================

See accompanying notes.


                                         BELDEN & BLAKE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)





                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                      1999                1998
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $         (16,702)      $      (22,587)
 Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                            32,492               51,818
       Loss on disposal of property and equipment                                           3,194                   19
       Deferred income taxes                                                               (9,988)             (12,162)
       Deferred compensation and stock grants                                                (500)               1,142
       Change in operating assets and liabilities, net of
         effects of purchases of businesses:
           Accounts receivable and other operating assets                                   5,635                2,263
           Inventories                                                                      1,962               (2,212)
           Accounts payable and accrued expenses                                           (1,231)               9,213
                                                                                ------------------   ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  14,862               27,494

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired                                               --              (11,574)
 Proceeds from property and equipment disposals                                             5,883                  822
 Additions to property and equipment                                                       (1,921)             (28,931)
 Increase (decrease) in other assets                                                          320               (1,359)
                                                                                ------------------   ------------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              4,282              (41,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and term loan                                      21,000               19,000
 Repayment of long-term debt and other obligations                                        (37,607)              (3,373)
                                                                                ------------------   ------------------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (16,607)              15,627
                                                                                ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,537                2,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           10,691                6,552
                                                                                ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          13,228       $        8,631
                                                                                ==================   ==================

CASH PAID DURING THE PERIOD FOR:
 Interest                                                                       $          20,046       $       18,112
 Income taxes, net of refunds                                                                  --                 (117)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of assets in exchange for long-term liabilities                                  125                  415
 Non-compete agreement and related obligation                                                 705                   --

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform to the presentation in the third quarter of 1999.

(2)      CREDIT AGREEMENT
         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 8.6% at September 30, 1999. The borrowing base is determined by an evaluation of the Company's proved developed reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be redetermined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be redetermined semi-annually.

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

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company was further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which would lower the borrowing base and outstanding balance to $126 million. The Company paid $5 million on July 29, 1999 and $6 million on September 10, 1999 to reduce the outstanding balance to $125 million at September 30,

1999. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The lenders have not completed the November 1999 redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $14 million in term loans from Chase Manhattan Bank are due on June 27, 2000 with interest payable at LIBOR plus 2.5%. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets and additional debt.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restricts certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of September 30, 1999, the Company's working capital ratio was .94 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of September 30, 1999 was 1.32 to 1.00.

(3)      SALE OF TARGET OILFIELD PIPE AND SUPPLY COMPANY
         In August 1999, the Company and its wholly-owned subsidiary, The Canton Oil & Gas Company ("COG"), completed a stock sale of Target Oilfield Pipe and Supply Company ("TOPS"), a wholly-owned subsidiary of COG, to an oilfield supply company. The buyer purchased all of the issued and outstanding shares of capital stock of TOPS from COG. The Company recorded a $2.8 million loss on the sale in the third quarter of 1999.

(4)      OTHER NONRECURRING EXPENSE
         In August 1999, the Company abandoned an acquisition effort and a proposed public offering of a royalty trust. Approximately $830,000 of costs associated with these efforts was written off in the third quarter of 1999.

         In September 1999, the Company implemented a plan to reduce costs and improve operating efficiencies. The plan included actions to bring the Company's employment level in line with current and anticipated future staffing needs which resulted in staff reductions of approximately 10%. The Company recorded a charge of $2.1 million in the third quarter of 1999 for severance and other costs associated with implementing this plan.

(5)      STOCK BASED COMPENSATION
         The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of its employees. Common stock held in the 401k plan is subject to variable plan accounting with changes in share value reported as adjustments to compensation expense. The reduction in share value in the first nine months of 1999 resulted in a reduction in compensation expense of $909,000.

(6)      INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company's operations are conducted in the United States and are managed along three reportable segments which include: (1) exploration and production, (2) gas marketing and gathering, and (3) oilfield sales and service.

         The following tables present certain financial information regarding the Company's reportable segments. The "all other" column in each of the following tables includes unallocated corporate charges that support the segments and eliminations of all intersegment transactions to reconcile the reportable segment's revenues, income or loss, assets and other significant items to the Company's consolidated totals. The Company measures segment operating results based on earnings before interest, taxes, depreciation, depletion, amortization, exploration expense and loss on sale of subsidiary and other nonrecurring expense ("EBITDAX") and (loss) income before income taxes. Certain reclassifications have been made to conform to the presentation in the third quarter of 1999.


                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   --------------------------------------------------------------------------------
                                    EXPLORATION      GAS MARKETING     OILFIELD SALES
                                    & PRODUCTION      & GATHERING        & SERVICE       ALL OTHER        TOTAL
                                   ---------------  -----------------  --------------   -----------   -------------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS             $  21,165        $     7,540       $     2,862    $      220    $     31,787
INTERSEGMENT REVENUES                      --              7,895               901        (8,796)             --
LOSS BEFORE INCOME TAXES               (4,633)              (250)           (3,527)       (3,831)        (12,241)
INTEREST EXPENSE                        7,953                467               252             7           8,679
LOSS ON SALE OF SUBSIDIARY
    AND OTHER NONRECURRING EXPENSE        109                 --             3,296         2,287           5,692
EXPLORATION EXPENSE                     1,622                 --                --            --           1,622
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                        9,460                666               205           484          10,815
EBITDAX                                14,511                883               226        (1,053)         14,567
ASSETS                                313,941             34,410             6,634        18,302         373,287


                                                        THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   --------------------------------------------------------------------------------
                                    EXPLORATION      GAS MARKETING     OILFIELD SALES
                                    & PRODUCTION      & GATHERING        & SERVICE       ALL OTHER        TOTAL
                                   ---------------  -----------------  --------------   -----------   -------------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS             $  21,954        $     7,849       $     5,983      $     52      $     35,838
INTERSEGMENT REVENUES                      --              6,997             1,840        (8,837)              --
(LOSS) INCOME BEFORE INCOME TAXES     (10,174)               286              (570)       (1,982)          (12,440)
INTEREST EXPENSE                        7,572                339               382            56             8,349
LOSS ON SALE OF SUBSIDIARY
    AND OTHER NONRECURRING EXPENSE         --                 --                --            15                15
EXPLORATION EXPENSE                     2,331                 --                --            (1)            2,330
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                       15,357                769               429           394            16,949
EBITDAX                                15,086              1,394               241        (1,518)           15,203
ASSETS                                497,762             41,570            28,058        23,388           590,778



                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   --------------------------------------------------------------------------------
                                    EXPLORATION      GAS MARKETING     OILFIELD SALES
                                    & PRODUCTION      & GATHERING        & SERVICE       ALL OTHER        TOTAL
                                   ---------------  -----------------  --------------   -----------   -------------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS             $  61,404        $     29,433       $     10,050    $      464    $    101,351
INTERSEGMENT REVENUES                      --              22,432              2,731       (25,163)             --
(LOSS) INCOME BEFORE INCOME TAXES     (16,216)              1,270             (4,608)       (7,136)        (26,690)
INTEREST EXPENSE                       23,426               1,321                877            44          25,668
LOSS ON SALE OF SUBSIDIARY
    AND OTHER NONRECURRING EXPENSE        109                  --              3,296         2,287           5,692
EXPLORATION EXPENSE                     4,840                  --                 --            --           4,840
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                       28,622               1,971                640         1,259          32,492
EBITDAX                                40,781               4,562                205        (3,546)         42,002
ASSETS                                313,941              34,410              6,634        18,302         373,287



                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   --------------------------------------------------------------------------------
                                    EXPLORATION      GAS MARKETING     OILFIELD SALES
                                    & PRODUCTION      & GATHERING        & SERVICE       ALL OTHER        TOTAL
                                   ---------------  -----------------  --------------   -----------   -------------
                                                                   (IN THOUSANDS)
REVENUES FROM CUSTOMERS             $     68,112     $     28,181       $     17,912    $      134    $    114,339
INTERSEGMENT REVENUES                         --           23,123              5,508       (28,631)             --
(LOSS) INCOME BEFORE INCOME TAXES        (28,596)           1,897             (1,705)       (6,345)        (34,749)
INTEREST EXPENSE                          22,401              833              1,104           190          24,528
LOSS ON SALE OF SUBSIDIARY
    AND OTHER NONRECURRING EXPENSE            --               --                 --           365             365
EXPLORATION EXPENSE                        6,543               --                 --            (1)          6,542
DEPRECIATION, DEPLETION, AND
    AMORTIZATION                          47,024            2,350              1,301         1,143          51,818
EBITDAX                                   47,372            5,080                700        (4,648)         48,504
ASSETS                                   497,762           41,570             28,058        23,388         590,778


(7)      SUBSEQUENT EVENTS
         On November 2, 1999 the Company sold its Belden Energy Service Company ("BESCO") subsidiary to FirstEnergy Corp. BESCO was the Company's retail natural gas marketing outlet in Ohio. In the future, that portion of the Company's Ohio natural gas production not committed to existing sales contracts will be sold on the wholesale market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain information with respect to the oil and gas operations of the Company:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                  -------------------------   --------------------------
                                       1999          1998          1999          1998
                                  -----------   -----------   -----------   ------------
PRODUCTION
  GAS (MMCF)                           6,751        7,433        20,440        22,539
  OIL (MBBLS)                            180          187           548           567
  TOTAL PRODUCTION (MMCFE)             7,832        8,554        23,726        25,938

AVERAGE PRICE
  GAS (PER MCF)                  $      2.50    $    2.52     $    2.43     $    2.58
  OIL (PER BBL)                        18.77        12.31         15.02         12.98
  MCFE                                  2.59         2.46          2.44          2.52

AVERAGE COSTS (PER MCFE)
  PRODUCTION EXPENSE                    0.72         0.68          0.68          0.68
  PRODUCTION TAXES                      0.11         0.10          0.10          0.10
  DEPLETION                             1.05         1.67          1.06          1.69

GROSS MARGIN (PER MCFE)                 1.76         1.68          1.66          1.74


RESULTS OF OPERATIONS - THIRD QUARTERS OF 1999 AND 1998 COMPARED
         Operating loss decreased $529,000 (13%) from $4.1 million in the third quarter of 1998 to $3.6 million in the third quarter of 1999. Net loss decreased $395,000 from $8.1 million in the third quarter of 1998 to $7.7 million in the third quarter of 1999. These decreases were due primarily to a $6.1 million decrease in depreciation, depletion, and amortization expense, a $708,000 decrease in exploration expense and a $259,000 decrease in franchise, property, and other taxes. These decreases in expense were offset by a $5.7 million increase in loss on sale of subsidiary and other nonrecurring expense and a $1.0 million decrease in the Company's operating margin due to the net of decreases in natural gas prices and the volume of natural gas sold and an increase in the average price paid for the Company's oil. The volume decrease was due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         EBITDAX decreased $636,000 from $15.2 million in the third quarter of 1998 to $14.6 million in the third quarter of 1999 primarily due to decreased operating margins.

         Total revenues decreased $4.1 million (11%) in the third quarter of 1999 compared to the third quarter of 1998 due to the sale of the Company's TOPS subsidiary and decreases in natural gas prices and the volume of natural gas sold offset by an increase in the average price paid for the Company's oil. Gross operating margins decreased $1.0 million in the third quarter of 1999 compared to the third quarter of 1998. These decreases were primarily due to decreases in natural gas prices and the volume of natural gas sold offset by an increase in the average price paid for the Company's oil.

         Oil volumes decreased 7,000 Bbls (barrels) (4%) from 187,000 Bbls in the third quarter of 1998 to 180,000 Bbls in the third quarter of 1999 resulting in a decrease in oil sales of approximately $85,000. Gas volumes decreased 0.6 Bcf (billion cubic feet) (9%) from 7.4 Bcf in the third quarter of 1998 to 6.8 Bcf in the third quarter of 1999 resulting in a decrease in gas sales of approximately $1.7 million.

         The average price paid for the Company's oil increased from $12.31 per barrel in the third quarter of 1998 to $18.77 per barrel in the third quarter of 1999 which increased oil sales by approximately $1.2 million. The average price paid for the Company's natural gas decreased $.02 per Mcf (thousand cubic feet) to $2.50 per Mcf in the third quarter of 1999 compared to the third quarter of 1998 which decreased gas sales in the third quarter of 1999 by approximately $135,000. As a result of the Company's hedging activities the gas sales for the third quarter of 1999 decreased by $472,000 or $.07 per Mcf, compared to an increase of $494,000 or $.07 per Mcf, for the third quarter of 1998.

         Production expense decreased $189,000 (3%) from $5.8 million in the third quarter of 1998 to $5.7 million in the third quarter of 1999. The average production cost increased from $.68 per Mcfe (Mcf of natural gas equivalent) in the third quarter of 1998 to $.72 per Mcfe in the third quarter of 1999 primarily due to decreased production volumes. Production taxes decreased approximately $55,000 (6%) from $889,000 in the third quarter of 1998 to $834,000 in the third quarter of 1999 due to decreased oil and gas sales.

         General and administrative expense in the third quarter of 1999 was consistent with the same period in 1998.

         Loss on sale of subsidiary and other nonrecurring expense increased from $15,000 in the third quarter of 1998 to $5.7 million in the third quarter of 1999 due to a $2.8 million loss on the sale of the Company's TOPS subsidiary, $2.1 million in employee reduction costs and $830,000 in costs associated with an abandoned acquisition effort and an abandoned public offering of a royalty trust in the third quarter of 1999.

         Exploration expense decreased by $708,000 (30%) from $2.3 million in the third quarter of 1998 to $1.6 million in the third quarter of 1999 as a result of the curtailment of the Company's drilling program previously discussed.

         Depreciation, depletion and amortization decreased by $6.1 million (36%) from $16.9 million in the third quarter of 1998 to $10.8 million in the third quarter of 1999. Depletion expense decreased approximately $6.1 million (42%) from $14.3 million in the third quarter of 1998 to $8.2 million in the third quarter of 1999. Depletion per Mcfe decreased from $1.67 per Mcfe in the third quarter of 1998 to $1.05 per Mcfe in the third quarter of 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $330,000 from $8.3 million in the third quarter of 1998 to approximately $8.7 million in the third quarter of 1999 due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $235,000 and $104,000 in additional interest expense during the third quarters of 1999 and 1998, respectively, related to interest rate swaps.

         Exploration and production segment revenues decreased $789,000 (4%) from $22.0 million in the third quarter of 1998 to $21.2 million in the third quarter of 1999. This decrease was due to decreases in natural gas prices and the volume of oil and natural gas sold offset by an increase in the average price paid for the Company's oil. Segment loss before income taxes decreased $5.6 million (54%) from $10.2 million in the third quarter of 1998 to $4.6 million in the third quarter of 1999. This decrease was due primarily to a $5.9 million decrease in depreciation, depletion and amortization expense from the write-down of certain permanently impaired exploration and production segment assets in the fourth quarter of 1998.

         Gas marketing and gathering segment revenues decreased $309,000 (4%) from $7.8 million in the third quarter of 1998 to $7.5 million in the third quarter of 1999. The decrease was due to a $496,000 decrease in gas gathering revenues resulting from reduced transportation rates to a major end user, reduced gas gathering volumes due to normal production declines, and a reduction in the Company's drilling activity. These decreases were partially offset by an increase in gas marketing revenues from third party gas sales. Segment income before income taxes decreased $536,000 (187%) from $286,000 in the third quarter of 1998 to a loss of $250,000 in the third quarter of 1999 due primarily to a $547,000 decrease in the gas marketing and gathering segment operating margin.

         Oilfield sales and service segment revenues decreased $3.1 million (52%) from $6.0 million in the third quarter of 1998 to $2.9 million in the 1999 quarter. This decrease was primarily the result of the sale of the Company's TOPS subsidiary and work deferred by the Company and third parties due to a prolonged period of low oil and gas prices. Segment loss before income taxes increased $3.0 million from $570,000 in the third quarter of 1998 to $3.5 million in the third quarter of 1999 due primarily to the $2.8 million loss on the sale of TOPS.

RESULTS OF OPERATIONS - NINE MONTHS OF 1999 AND 1998 COMPARED
         Operating loss decreased $9.2 million (90%) from $10.2 million in the first nine months of 1998 to $1.0 million in the first nine months of 1999. The decrease in operating loss was due primarily to a $19.3 million decrease in depreciation, depletion and amortization expense and a decrease in exploration expense of $1.7 million. These decreases in expenses were partially offset by a $7.8 million decrease in the Company's operating margin and a $5.3 million increase in loss on sale of subsidiary and other nonrecurring expense. The decrease in the Company's operating margin was primarily due to decreases in gas prices and the volume of oil and natural gas sold offset by an increase in the average price paid for the Company's oil. The volume decrease was due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         Net loss decreased $5.9 million (26%) from $22.6 million in the first nine months of 1998 to $16.7 million in the first nine months of 1999. This decrease was the result of the $9.2 million decrease in operating loss offset by a $1.1 million increase in interest expense and a $2.2 million decrease in the income tax benefit due to a decrease in loss before income taxes.

         EBITDAX decreased approximately $6.5 million from $48.5 million in the first nine months of 1998 to $42.0 million in the first nine months of 1999 primarily due to the decreased operating margins discussed above.

         Total revenues decreased $13.0 million (11%) in the first nine months of 1999 compared to the first nine months of 1998 due to the sale of the Company's TOPS subsidiary and decreases in gas prices and the volume of oil and natural gas sold. These decreases were partially offset by an increase in the average price paid for the Company's oil. Gross operating margins decreased $7.8 million in the first nine months of 1999 compared to the first nine months of 1998. These decreases were primarily due to decreases in gas prices and the volume of oil and natural gas sold offset by an increase in the average price paid for the Company's oil.

         Oil volumes decreased approximately 19,000 Bbls from 567,000 Bbls in the first nine months of 1998 to 548,000 Bbls in the first nine months of 1999 resulting in a decrease in oil sales of approximately $245,000. Gas volumes decreased 2.1 Bcf (9%) from 22.5 Bcf in the first nine months of 1998 to 20.4 Bcf in the first nine months of 1999 resulting in a decrease in gas sales of approximately $5.4 million.

         The average price paid for the Company's oil increased from $12.98 per barrel in the first nine months of 1998 to $15.02 per barrel in the first nine months of 1999 which increased oil sales by $1.1 million. The average price paid for the Company's natural gas decreased $.15 per Mcf to $2.43 per Mcf in the first nine months of 1999 compared to the first nine months of 1998 which decreased gas sales in the first nine months of 1999 by approximately $3.1 million. As a result of the Company's hedging activities the average gas price for the first nine months of 1999 was enhanced by $1.4 million or $.07 per Mcf, compared to $810,000 or $.04 per Mcf, for the first nine months of 1998.

         Production expense decreased approximately $1.6 million (9%) from $17.6 million in the first nine months of 1998 to $16.0 million in the first nine months of 1999. The average production cost of $.68 per Mcfe in the first nine months of 1999 was consistent with the same period in 1998 primarily due to decreased production volumes in the first nine months of 1999. Production taxes decreased $293,000 (11%) from $2.7 million in the first nine months of 1998 to $2.4 million in the first nine months of 1999 due to decreased oil and gas sales. Average production taxes remained constant at $.10 per Mcfe in the first nine months of 1998 and 1999.

         General and administrative expense in the first nine months of 1999 was consistent with the same period in 1998.

         Loss on sale of subsidiary and other nonrecurring expense increased $5.3 million from $365,000 in the first nine months of 1998 to $5.7 million in the first nine months of 1999 due to a $2.8 million loss on the sale of the Company's TOPS subsidiary, $2.1 million in employee reduction costs and $830,000 in costs associated with an abandoned acquisition effort and an abandoned public offering of a royalty trust in the third quarter of 1999.

         Exploration expense decreased by $1.7 million (26%) from $6.5 million in the first nine months of 1998 to $4.8 million in the first nine months of 1999 as a result of the curtailment of the Company's drilling program previously discussed.

         Depreciation, depletion and amortization decreased by $19.3 million (37%) from $51.8 million in the first nine months of 1998 to $32.5 million in the first nine months of 1999. Depletion expense decreased $18.9 million (43%) from $43.9 million in the first nine months of 1998 to $25.0 million in the first nine months of 1999. Depletion per Mcfe decreased from $1.69 per Mcfe in the first nine months of 1998 to $1.06 per Mcfe in the first nine months of 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $1.2 million (5%) from approximately $24.5 million in the first nine months of 1998 to approximately $25.7 million in the first nine months of 1999 due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $920,000 and $289,000 in additional interest expense during the first nine months of 1999 and 1998, respectively, related to interest rate swaps.

         Exploration and production segment revenues decreased $6.7 million (10%) from $68.1 million in the first nine months of 1998 to $61.4 million in the first nine months of 1999. This decrease was due to decreases in gas prices and the volume of oil and natural gas sold offset by an increase in the average price paid for the Company's oil. Segment loss before income taxes decreased $12.4 million (43%) from $28.6 million in the first nine months of 1998 to $16.2 million in the first nine months of 1999. This decrease was due primarily to a $18.4 million decrease in depreciation, depletion and amortization expense offset by a $6.8 million decrease in the segment's operating margin.

         Gas marketing and gathering segment revenues increased $1.2 million (4%) from $28.2 million in the first nine months of 1998 to $29.4 million in the first nine months of 1999. This increase was due to a $2.8 million increase in gas marketing revenues from third party gas sales. This increase in gas marketing revenues was offset by a $1.6 million decrease in gas gathering revenues resulting from reduced transportation rates to a major end user, reduced gas gathering volumes due to normal production declines and a reduction in the Company's drilling activity. Segment income before income taxes decreased $627,000 (33%) from $1.9 million in the first nine months of 1998 to $1.3 million in the first nine months of 1999 due primarily to a $600,000 decrease in the gas marketing and gathering segment operating margin.

         Oilfield sales and service segment revenues decreased $7.8 million (44%) from $17.9 million in the first nine months of 1998 to $10.1 million in the first nine months of 1999. This decrease was primarily the result of the sale of the Company's TOPS subsidiary and work deferred by the Company and third parties due to a prolonged period of low oil and gas prices. Segment loss before income taxes increased $2.9 million from $1.7 million in the first nine months of 1998 to $4.6 million in the first nine months of 1999 due primarily to the $2.8 million loss on the sale of TOPS.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at September 30, 1999 was .94 to 1.00. During the first nine months of 1999, working capital increased $3.3 million from a deficit of $6.3 million to a deficit of $3.0 million. The Company's operating activities provided cash flows of $14.9 million during the first nine months of 1999.

         On June 27, 1997, the Company entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The credit agreement will mature on June 27, 2002. Outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 8.6% at September 30, 1999. The borrowing base is determined by an evaluation of the Company's proved developed reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the banks in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be redetermined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be redetermined semi-annually.

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

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company was further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which would lower the borrowing base and outstanding balance to $126 million. The Company paid $5 million on July 29, 1999 and $6 million on September 10, 1999 to reduce the outstanding balance to $125 million at September 30, 1999. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The lenders have not completed the November 1999 redetermination. The amended agreement increased the interest rate to LIBOR plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment. The Company's $14 million in term loans from Chase Manhattan Bank are due on June 27, 2000 with interest payable at LIBOR plus 2.5%. The Company expects to be able to meet its 1999 debt service requirements through internally generated cash flow, the sale of non-strategic assets and additional debt.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restricts certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of September 30, 1999, the Company's working capital ratio was .94 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of September 30, 1999 was 1.32 to 1.00.

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

         The notes were issued pursuant to an indenture which contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens, and engage in mergers and consolidations.

         The Company currently expects to spend approximately $4 million during 1999 on its drilling activities and other capital expenditures. The Company intends to finance such activities, as well as its acquisition program, through its available cash flow, available revolving credit line or additional debt. The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR for a fixed rate of 7.485% (which includes an applicable margin of 1.5%) for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR for a fixed rate of 7.649% (which includes an applicable margin of 1.5%) for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR for a fixed rate of 7.2825% (which includes an applicable margin of 1.5%) for three years. Effective with the May 10, 1999 amendment to the credit agreement, the applicable margin relating to these swaps was increased from 1.5% to 2.5%.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Merchantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax loss on its hedging activities of $472,000 in the third quarter of 1999 and a pretax gain of $494,000 in the third quarter of 1998. At September 30, 1999, the Company had open futures contracts covering 2.2 Bcf of 1999 gas production at a weighted average NYMEX price of $2.44 per Mcf which represented a net unrealized loss of $627,000. As of September 30, 1999, the Company has hedged 9.8 Bcf of 2000 and 2001 natural gas production at a weighted average NYMEX price of $2.42 per Mcf which represented a net unrealized loss of $1,620,000.

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

         The Company has taken actions to understand the nature and extent of the work required to make its systems and operations Y2K compliant. A project team is responsible for coordinating the assessment, remediation, testing and implementation of the necessary modifications to its key applications (which consist of third party software, hardware and embedded chip systems, as well as internally developed computer applications). To date, the team has identified potential risks to the Company and has replaced the Company's major legacy systems and envisions no major disruptions to operations. An inventory of hardware and software and all peripheral systems is complete and was prioritized for upgrade or replacement. A testing plan has been developed, and the Company has completed testing of its mission-critical systems.

         The Company intends to monitor and compare the estimated costs associated with its actions to actual costs. Estimated additional costs for making the necessary changes (primarily installation of current releases of operating systems and application software) to such systems, including implementation and testing efforts, are expected to range from $250,000 to $350,000 not including internal costs. This estimate is based on various factors including availability of internal and external resources and complexity of the software applications. Such estimate does not include costs of new systems for which the principal justification is improved business functionality, rather than Y2K compliance. While the Company has enlisted the guidance of various industry experts in the project planning process, it does not rely on the assistance of outside consultants to direct the project. Employees assigned to the project have integrated their responsibilities into normal operations. The Company does not separately track the internal costs incurred in connection with the project. Such internal costs consist primarily of payroll costs for the employees assigned to the project. Approximately $225,000 has been incurred as of October 31, 1999 for equipment upgrades and the services of third party contractors through the testing and implementation phases of the project.

         The Company's goal is to ensure that all of its critical systems and processes remain functional. Since certain systems may be interrelated with systems outside the Company's control, there can be no assurance that all implementations will be successful. The Company has completed identification of its critical relationships with outside vendors, customers and business partners and has requested confirmation of Y2K compliance from such third parties. Among these, special attention has been given to obtaining evidence of Y2K compliance from third-party transporters of natural gas, deemed as a critical element to the Company's uninterrupted business operations. The Company has prepared contingency plans to minimize any disruptions resulting from a vendor, supplier or customer not being Y2K compliant. Failure by the Company and/or its vendors, suppliers, and customers to complete Y2K compliance could have a material adverse effect on the Company's operations. Recognizing this risk, formal contingency plans have been developed by the Company.

RECENT DEVELOPMENTS
         The Company named John L. Schwager as Chief Executive Officer on June 2, 1999. Mr. Schwager, 51, replaces Ronald L. Clements who announced his retirement the previous month. Mr. Schwager has worked in the oil and gas industry for 30 years. From October 1987 to August 1997, he served as President and CEO of Alamco, Inc., which was a publicly-traded independent oil and gas company with operations in the Appalachian Basin. In addition to Alamco, Mr. Schwager has held executive and management positions with TGX Corporation, Houston; Callon Petroleum Company, Natchez, Mississippi, and Shell Oil Company in New Orleans. He graduated from the University of Missouri at Rolla in 1970 with a Bachelor of Science degree in Petroleum Engineering.

FORWARD-LOOKING INFORMATION
         The forward-looking statements regarding future operating and financial performance contained in this report involve risks and uncertainties that include, but are not limited to, the Company's future production and costs of operation, the market demand for, and prices of, oil and natural gas, results of the Company's future drilling, gas marketing activity, the uncertainties of reserve estimates, environmental risks, availability of financing, the Company's readiness for Y2K as well as potential adverse consequences related to third party Y2K compliance and other factors detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from forward-looking statements made in this report.

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



                                      BELDEN & BLAKE CORPORATION



Date: November 10, 1999               By:  /s/ John L. Schwager
      ---------------------------          -------------------------------------
                                           John L. Schwager, Director, President
                                           and Chief Executive Officer




Date: November 10, 1999               By:  /s/ Robert W. Peshek
      ----------------------------         -------------------------------------
                                           Robert W. Peshek, Vice President
                                           and Chief Financial Officer