Form 10-K405
period 1999-12-31
BELDEN & BLAKE CORP /OH/
filed 2000-03-28
CIK 880114

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          OR
           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

             OHIO                                                34-1686642
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

           As of February 29, 2000, Belden & Blake Corporation had outstanding 10,256,487 shares of common stock, without par value, which is its only class of stock. The common stock of Belden & Blake Corporation is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I
------

Item 1.  BUSINESS
         --------

         Belden & Blake Corporation (the "Company") was acquired by TPG Partners II L.P. ("TPG") and certain other investors on June 27, 1997 ("the Acquisition"). For financial reporting purposes, the Acquisition is considered effective June 30, 1997 and the operations of the Company prior thereto and thereafter are respectively classified as predecessor company and successor company operations. The operations of the successor company represent 100% of the businesses of the predecessor. Therefore, certain operational data for the twelve months ended December 31, 1997 have been presented on a combined basis because such information is comparable to the historical data of the predecessor and the current data of the successor.

         The historical financial statements of the successor company and its predecessor are presented separately as described in Note 1 to the Consolidated Financial Statements included under Item 8.

GENERAL

         Belden & Blake Corporation, an Ohio corporation, is an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties; and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is currently one of the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, acreage held and wells operated. In early 1995, the Company commenced production and drilling operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc. ("Ward Lake"), an independent energy company, which owns and operates oil and gas properties in Michigan's lower peninsula. In September 1996, the Company entered the Illinois Basin by acquiring a natural gas gathering system and the Shrewsbury Gas Field in western Kentucky. At December 31, 1999, the Company operated in Ohio, Pennsylvania, New York, West Virginia, Michigan and Kentucky.

         At December 31, 1999, the Company's net production was approximately
68.4 Mmcf (million cubic feet) of natural gas and 1,864 Bbls (barrels) of oil per day. At that date the Company owned interests in 7,867 gross (6,891 net) productive oil and gas wells in Ohio, Pennsylvania, New York, West Virginia, Michigan and Kentucky with proved reserves totaling 306.7 Bcf (billion cubic feet) of natural gas and 6.7 Mmbbl (million barrels) of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $267.5 million at December 31, 1999. At December 31, 1999, the Company operated approximately 7,565 wells, including wells operated for third parties. At that date, the Company held leases on 1,148,625 gross (1,006,977 net) acres, including 624,001 gross (523,307 net) undeveloped acres. The Company owned and operated approximately 2,750 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1999.

         The Company's production and reserves have grown principally through the acquisition of producing properties and related gas gathering facilities and exploration and development of its own acreage. From its formation in March 1992 through December 31, 1999, the Company acquired for $158.3 million producing properties with 235.2 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $0.67 per Mcfe (thousand cubic feet of natural gas equivalent) and spent $21.8 million to acquire and develop additional gas gathering facilities. During the period from 1992 through 1999, the Company drilled 1,075 gross (813.5 net) wells at an aggregate cost of approximately $152.0 million for the net wells. This drilling added 159.8 Bcfe to the Company's proved reserves. The Company originally budgeted $28 million of capital expenditures to drill approximately 251 wells in 1999. However, due to a borrowing base deficiency which occurred in January 1999, the Company reduced its drilling budget to accommodate only those wells which had commenced drilling before the borrowing base reduction and those wells in which it had contractual obligations to participate. As a result of the reduction, the Company only participated in drilling 18 gross (4.8 net) wells in 1999 at a direct cost of approximately $840,000 for the net wells. This greatly diminished drilling activity in 1999 added 0.49 Bcfe of proved developed reserves at an average cost of $1.71 per Mcfe. Proved developed reserves added through drilling in 1999 represented approximately 2% of 1999 production.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         In July 1998, the Company began development of a major expansion of its gas marketing capability with the objective of substantially increasing the number of commercial and industrial customers served, the volumes of natural gas sold and the Company's future net operating margins from natural gas sales. The expansion included the selection and installation of systems and technology to enhance the efficiency of the gas marketing operation. The Company expensed $732,000 in 1998 and $208,000 in 1999 relating to this expansion project. In conjunction with the planned expansion of its gas marketing capability, the Company formed Belden Energy Services Company ("BESCO"), a wholly-owned subsidiary, in September 1998. See Note 4 to the Consolidated Financial Statements.

         On January 15, 1999, the Company was notified that the several lenders under its revolving credit agreement had reduced the Company's borrowing base from $170 million to $126 million. The Company's outstanding borrowings on that date exceeded the redetermined borrowing base by $28 million. In order to satisfy the borrowing base deficiency, the Company immediately reduced its capital expenditures to the minimum required to maintain prudent operations of its producing oil and gas properties and gas gathering systems.

         In March 1999, the Company began a rigorous review of its strategic direction given the Company's high debt level and greatly diminished liquidity. In the course of reviewing its strategic direction, the Company determined that its diminished financial position and liquidity would prevent it from effectively expanding its gas marketing business given the need for additional systems, more personnel and credit. As a result of this determination, the gas marketing expansion project was abandoned in 1999.

         The Company's Chief Executive Officer ("CEO"), retired from the Company on June 1, 1999. John L. Schwager, former CEO and President of Alamco, Inc., an Appalachian Basin exploration and production company, was engaged as the new CEO. Mr. Schwager's mission, as established by the Company's Board of Directors, was to attempt to sell non strategic, non core assets, using any proceeds to reduce debt; and further, to concentrate the Company's available resources on its core exploration and production business. Mr. Schwager was elected to the Board of Directors in August 1999 and was appointed to the additional position of President upon the departure of the former President in September 1999.

         In July 1999, the Company developed plans to transfer certain non strategic producing and non producing oil and gas assets to a proposed $100 million to $120 million royalty trust and sell the royalty trust units in a public offering. The Company planned to use the proceeds from the sale of royalty trust units to reduce bank debt. In August 1999, the Company abandoned the proposed royalty trust because of the withdrawal of the lead underwriter. Approximately $374,000 of costs associated with the project were written off in the third quarter of 1999.

         In August 1999, the Company and its wholly-owned subsidiary, The Canton Oil and Gas Company ("COG") sold Target Oilfield Pipe and Supply Company ("TOPS"), a wholly-owned subsidiary of COG, to an oilfield supply company for approximately $4 million. Proceeds from the sale were used to reduce the Company's bank debt. The Company recorded a $2.8 million loss on the sale in the third quarter of 1999. TOPS operated retail sales outlets in the Appalachian and Michigan Basins from which it sold a broad range of oilfield supplies and equipment. See Note 4 to the Consolidated Financial Statements.

         In September 1999, the Company implemented a plan to reduce costs and improve operating efficiencies. The plan included actions to bring the Company's employment level in line with current and anticipated future staffing needs which resulted in staff reductions of approximately 10%. Including employee reductions through attrition and the sale of subsidiaries, total Company employment was reduced by approximately 25% in 1999.

         In October 1999, the Company solicited offers for the sale of Peake Energy, Inc. ("Peake"), a wholly owned exploration and production subsidiary with operations in West Virginia and Kentucky. See Subsequent Events.

         In November 1999, the Company sold BESCO, its Ohio retail natural gas marketing subsidiary, to FirstEnergy Corp. ("FirstEnergy"), an electric utility holding company also engaged in oil and gas production and natural gas marketing. Proceeds from the sale were used to reduce the Company's bank debt. In the future, the Company's Ohio natural gas production not committed to existing sales contracts will be sold on the wholesale market. See Note 4 to the Consolidated Financial Statements.

         In December 1999, the Company and its lenders further amended the senior revolving credit agreement. The revolving credit commitment in the amended agreement provides for a $75 million revolving portion which matures on June 27, 2002 and a $50 million term portion which matures on March 31, 2000. The borrowing base on the revolving portion of the credit facility will remain at $75 million until the earlier of (i) the sale of Peake; and (ii) the redetermination of the borrowing base in the ordinary course, pursuant to the terms of the existing credit agreement.

RECENT DEVELOPMENTS

SUBSEQUENT EVENTS

         On March 17, 2000, the Company sold the stock of Peake, a wholly owned subsidiary, to North Coast Energy, Inc. ("North Coast"), an independent oil and gas company, with an effective date of January 1, 2000. The sale included substantially all of the Company's oil and gas properties in West Virginia and Kentucky. The sale resulted in net proceeds of approximately $69 million.

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe and proved undeveloped reserves of approximately 3.7 Bcfe. Peake's reserves represented 20.2% of the Company's total proved reserves.

         In March 2000, the Company obtained the unanimous consent of its bank group to further amend the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000.


DESCRIPTION OF BUSINESS

OVERVIEW

         The Company conducts operations in the United States in one reportable segment which is exploration and production. Founded in 1942, the Company is actively engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties; and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company operates principally in the Appalachian and Michigan Basins (a region which includes Ohio, Pennsylvania, New York, West Virginia and Michigan) where it is one of the largest oil and gas companies in terms of reserves, acreage held and wells operated.

         The Appalachian Basin is the oldest and geographically one of the largest oil and gas producing regions in the United States. Although the Appalachian Basin has sedimentary formations indicating the potential for oil and gas reservoirs to depths of 30,000 feet or more, oil and natural gas is currently produced primarily from shallow, highly developed blanket formations at depths of 1,000 to 5,500 feet. Drilling success rates of the Company and others drilling in these formations historically have exceeded 90% with production generally lasting longer than 20 years.

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. As a result, there has been only limited testing or development of the formations below the existing shallow production in the Appalachian Basin. The Company believes that there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         In January 1995, the Company purchased Ward Lake Drilling, Inc., a privately-held energy company headquartered in Gaylord, Michigan, and commenced operations in the Michigan Basin. The Company's primary objective in acquiring Ward Lake was to allow the Company to pursue exploration and production opportunities in the Michigan Basin with an established operating company that provided the critical mass to operate efficiently. Ward Lake currently operates 743 wells producing approximately 51 Mmcf (21 Mmcf net) of natural gas per day in Michigan.

         The Company's rationale for entering the Michigan Basin was based on geologic and operational similarities to the Appalachian Basin, geographic proximity to the Company's operations in the Appalachian Basin and proximity to premium gas markets. Geologically, the Michigan Basin resembles the Appalachian Basin with shallow blanket formations and deeper formations with greater reserve potential. Operationally, economies of scale and cost containment are essential to operating profitability. The operating environment in the Michigan Basin is also highly fragmented with substantial acquisition opportunities.

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

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices that since 1992 have averaged $0.35 per Mcf (thousand cubic feet) above the New York Mercantile Exchange's ("NYMEX") annual price for gas delivered at the Henry Hub in Louisiana. The Company's average wellhead gas price in 1999 was $0.23 per Mcf above the NYMEX's Henry Hub price.

BUSINESS STRATEGY

         The Company seeks to increase shareholder value by increasing reserves, production and cash flow through a balanced program of exploration and development drilling and strategic acquisitions. In 1999, the Company conducted a rigorous examination of its business strategy to take into consideration its high debt level and greatly diminished liquidity. As a result, the Company has determined that it will concentrate its available resources on its core exploration and production business. The Company also recognizes the necessity of replacing its production with reserve additions through drilling and acquisitions in order to sustain its existence over the longer term.

         The key elements of the Company's current strategy are as follows:

o IMPROVE THE COMPANY'S FINANCIAL POSITION. At December 31, 1999, the Company had $128 million of bank debt outstanding with a weighted average interest rate of 9.43%, and $225 million of senior subordinated notes bearing interest at 9.875%. At that date, the Company had a deficit in shareholders' equity of $51.6 million. The Company intends to sell non strategic assets and use the proceeds, along with a portion of its available cash flow to reduce its debt burden and enhance liquidity. The Company may also consider attempting to restructure portions of its existing debt to further reduce the amount of debt outstanding.

o MAINTAIN A BALANCED DRILLING PROGRAM. The Company intends to maintain its production and reserves through a balanced program of developmental and exploratory drilling. The Company believes that there are significant exploration and development opportunities in the less developed or deeper formations in the Appalachian and Michigan Basins and has identified numerous development and exploratory drilling locations in the deeper formations of these Basins. The company's drilling budget in 2000 is approximately $16.1 million, which will fund the drilling of approximately 125 gross (99 net) wells.

o UTILIZE ADVANCED TECHNOLOGY. The combination of long-lived production and high drilling success rates at the shallow depths has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Appalachian Basin. The Company has been applying more advanced technology, including 3-D seismic, horizontal drilling, advanced fracturing techniques and enhanced oil recovery methods. The Company is implementing these techniques to improve drilling success rates, reserves discovered per well, production rates, reserve recovery rates and total economics in its operating areas.

o IMPROVE PROFIT MARGINS. To become one of the most efficient operators in the Appalachian and Michigan Basins, the Company intends to improve its profit margins on the production from existing and acquired properties through advanced production technologies, operating efficiencies, mechanical improvements and the use of enhanced recovery techniques. Through its production field offices in Ohio, Pennsylvania, New York and Michigan, the Company continuously reviews its properties, especially recently acquired properties, to determine what actions can be taken to reduce operating costs and/or improve production. The Company has successfully reduced field level costs through improved operating practices such as computerized production scheduling and the use of hand-held computers to gather field data. On acquired properties, further efficiencies may be realized through improvements in production scheduling and reductions in oilfield labor. Actions that may be taken to improve production include modifying surface facilities and redesigning downhole equipment.

o PURSUE CONSOLIDATION OPPORTUNITIES. The energy industry is experiencing a general trend toward consolidation. The Appalachian and Michigan Basins are highly fragmented with the potential for significant consolidation. The Company believes this fragmented environment provides the basis for acquisition opportunities as capital constrained operators, the majority of which are privately held, seek liquidity or operating capital. The Company intends to use its geographic and technical expertise, low cost structure and decentralized organization to pursue additional strategic acquisitions in its areas of operations. The Company intends to finance such acquisitions using its available cash flow or additional debt.

o EXPAND NATURAL GAS GATHERING. The Company's extensive gas gathering systems are integral to the Company's low cost structure and high revenues per unit of gas production. It is the Company's intention to expand its gas gathering systems to further improve the rate of return on the Company's drilling and development activities. The Company has excellent business relationships with a number of utilities and industrial end users located within the Company's operating areas, providing it with a direct outlet for much of its natural gas production.

OIL AND GAS OPERATIONS AND PRODUCTION

         Operations. The Company operates substantially all of the wells in which it holds working interests. It seeks to maximize the value of its properties through operating efficiencies associated with economies of scale and through operating cost reductions, advanced production technology, mechanical improvements and/or the use of enhanced and secondary recovery techniques.

         The Company currently maintains production field offices in Ohio, Pennsylvania, New York and Michigan. Through these offices, the Company continuously reviews its properties, especially recently acquired properties, to determine what action can be taken to reduce operating costs and/or improve production. The Company also uses secondary recovery techniques, which typically involve methods of oil extraction in which external energy sources are applied to extract additional production. The Company's principal secondary recovery technique in Ohio and Pennsylvania has been waterflooding.

         The Company has also provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to its exploration and production operations. Arrow Oilfield Service Company ("Arrow"), the Company's service division, provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, brine hauling and disposal and oil trucking.

         Production, Sales Prices and Costs. The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the years indicated:

                                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                          1995           1996           1997           1998           1999
                                        -------        -------        -------        -------        -------
Production:
      Gas (Bcf)                            17.0           25.4           27.2           30.1           27.0
      Oil (Mbbl - thousand barrels)         556            719            753            768            713

Average sales price:
      Gas (per Mcf)                     $  2.21        $  2.56        $  2.65        $  2.57        $  2.50
      Oil (per Bbl)                       16.78          20.24          18.10          12.61          16.57

Average production costs per Mcfe
(including production taxes)               0.68           0.72           0.78           0.77           0.81

Total oil and gas revenues
(in thousands)                           46,853         79,491         85,756         87,055         79,299

Total production expenses
(in thousands)                           13,816         21,266         24,668         26,725         25,240

         Gas Gathering. The Company currently operates approximately 1,830 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford the Company potential marketing access to numerous major gas markets. The Company's gas gathering revenues totaled $5.0 million in 1999. Direct costs associated with gas gathering in 1999 totaled $1.7 million.

EXPLORATION AND DEVELOPMENT

         The Company's exploration and development activities include development drilling in the highly developed or blanket formations and development and exploratory drilling in the less developed formations of the Appalachian and Michigan Basins. The Company's strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company has an extensive inventory of acreage on which to conduct its exploration and development activities.

         The Company originally budgeted $28 million of capital expenditures to drill approximately 251 wells in 1999. On January 15, 1999, the Company was notified that the several lenders under its revolving credit agreement had reduced the Company's borrowing base from $170 million to $126 million. The Company's outstanding borrowings on that date exceeded the redetermined borrowing base by $28 million. In order to satisfy the borrowing base deficiency, the Company immediately reduced its capital expenditures on drilling to only those wells which had commenced drilling before the borrowing base reduction and those wells in which it had a contractual obligations to participate. As a result of the reduction, the Company only participated in drilling 18 gross (4.8 net) wells in 1999 at a direct cost of approximately $840,000 for the net wells. This greatly diminished drilling activity in 1999 added 0.49 Bcfe of proved developed reserves at an average cost of $1.71 per Mcfe. Proved developed reserves added through drilling in 1999 represented approximately 2% of 1999 production. The results of this drilling activity is shown in the table on page 13.

         In 2000, the Company expects to spend $16.1 million on development and exploratory drilling of 125 gross (99 net) wells.

         The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.

         Highly Developed Formations. In general, the highly developed or blanket formations found in the Appalachian and Michigan Basins are widespread in extent and hydrocarbon accumulations are not dependent upon local stratigraphic or structural trapping. Drilling success rates exceed 90%. The principal risk of such wells is uneconomic recoverable reserves.

         The highly developed formations in the Appalachian Basin are relatively tight reservoirs that produce 20% to 30% of their recoverable reserves in the first year and 40% to 50% of their total recoverable reserves in the first three years, with steady declines thereafter. Average well lives range from 15 years to 25 years or more.

         The Antrim Shale formation, the principal shallow blanket formation in the Michigan Basin, is characterized by high formation water production in the early years of a well's productive life with water production decreasing over time. Antrim Shale wells typically produce at rates of 100 Mcf to 125 Mcf per day for several years, with modest declines thereafter. Gas production often increases in the early years as the producing formation becomes less water saturated. Average well lives are 20 years or more. The Company plans to drill 26 gross (26 net) wells to the Antrim Shale formation in 2000.

         Producing natural gas in the form of methane from coalbed formations is becoming a more common practice, particularly in Pennsylvania. In 1998, the Company completed its second project area near Connellsville, PA, with the completion of 12 coalbed methane wells. This brings the Company's total wells producing from this type of reservoir to 62. Because of financial constraints, the Company did not drill any coalbed methane wells in 1999. With over 60,000 acres under lease in the coal seam fairway, the Company believes that substantial additional opportunities exist for coalbed methane drilling. The Company currently plans to drill 15 gross (12.5 net) coalbed methane wells in 2000.

         Certain typical characteristics of the highly developed or blanket formations drilled by the Company in recent years are described below:

                                                      Range of          Range of Average
                                                   Average Drilling      Gross Reserves
                                 Range of           and Completion       per Completed
                                Well Depths         Costs per Well          Well (1)
                                -----------        ----------------     ----------------
                                 (in feet)          (in thousands)          (in Mmcfe)
Ohio                            1,200-5,500            $ 75-145               80-150
West Virginia                   1,300-6,000             140-180              150-500
Pennsylvania:
      Coalbed Methane             900-1,800             100-125              150-250
      Clarendon                 1,100-2,000               45-55                30-50
      Medina                    5,000-6,200             170-210              150-300
New York                        3,000-5,000             100-150               75-300
Michigan                        1,000-1,200             200-250              400-600
Kentucky                        1,200-1,800              90-110              125-250

(1)  Million cubic feet equivalent

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

         The less developed formations in the Appalachian Basin include the Knox sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempealeau productive zones, at depths ranging from 2,500 feet to 8,000 feet. The geographical boundaries of the Knox sequence, which lies approximately 2,000 feet below the highly developed Clinton Sandstone, are generally well defined in Ohio with less definition in New York and Pennsylvania. Nevertheless, the Knox group has been only lightly explored, with fewer than 2,500 wells drilled to this sequence of formations during the past 10 years.

         The Company began testing the Knox sequence in 1989 by selecting certain wells that were targeted to be completed to the Clinton formation and drilling them an additional 2,000 feet to 2,500 feet to test the Knox formations. In 1991, the Company began using seismic analysis and other geophysical tools to select drilling locations specifically targeting the Knox formations. Since 1991, the Company has added to its technical staff to enhance its ability to develop drilling prospects in the Knox and other less developed formations in the Appalachian Basin and the deeper formations in the Michigan Basin.

All of the wells drilled by the Company in 1999 were Knox formation wells, the majority of which were higher risk, exploratory tests. As a result, the success rate and reserves discovered per well were lower than the Company's historical experience.

         For the data in the tables that follow, "gross" refers to the total wells or acres in which the Company owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest it owns.

         The following table shows the Company's drilling results in the Knox sequence:

                                            Drilling Results in the Knox Formations
                    -------------------------------------------------------------------------------

                                                                                     Average Gross
                       Wells Drilled                 Wells Completed (1)              Reserves per
                     ------------------             --------------------             Completed Well
 Period              Gross        Net               Gross          Net                  (Mmcfe)
------------         -----        ---               -----          ---                  -------
 1989-1990             18         14.5                 5            4.0                   456
 1991                  11         10.3                 5            4.7                   170
 1992                  15         12.5                 8            6.4                   285
 1993                  30         20.2                16            8.8                   360
 1994                  25         14.2                17            9.8                   389
 1995                  34         16.3                18            8.8                   343
 1996                  38         22.0                25           15.5                   422
 1997                  54         26.6                30           16.4                   450
 1998                  47         22.7                26           11.4                   370
 1999                  18          4.8                 9            2.1                   320
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

         The following table shows the Company's production from Knox formation wells since 1995:

                                   PRODUCING WELLS AND PRODUCTION FROM KNOX FORMATIONS
                                   ---------------------------------------------------
                                     1995      1996        1997      1998        1999
                                     ----      ----        ----      ----        ----
Number of wells in production:
     Gross                             66         82        112        140        131
     Net                             41.5       58.9       75.6       88.0       74.8
     Percent of total net wells       0.7%       0.9%       1.0%       1.2%       1.1%
Annual production (net):
     Gas (Mmcf)                     1,624      2,788      3,600      4,111      2,603
     Oil (Mbbl)                      74.9       78.2      111.2      181.9      161.5
     Combined (Mmcfe)               2,074      3,257      4,267      5,202      3,572
     Percent of total combined
     production                        10%        11%        13%        15%        11%

         Productive Knox wells represented approximately 1.1% of the Company's total productive wells at December 31, 1999. Production from Knox wells in 1999, however, equaled 11% of the Company's total production on an Mcfe basis. The significant reduction in the Company's Knox drilling activity in 1999, coupled with normal decline rates, resulted in a 31% decline in production from the Knox formation in 1999. The Company plans to drill or participate in joint ventures to drill 43 gross (19.7 net) wells to the Knox formation in 2000.

         In addition, the Company has also tested the more prolific Niagaran Carbonate, Trenton/Black River Carbonates, Onondaga Limestone, Oriskany Sandstone and Newburg Sandstone formations. Within recent years, other operators have identified a deep play with significant reserve potential in the Trenton/Black River formations in New York. Based on historical information available in public records, wells drilled in this play have reserves in the range of 1.0 to 2.0 Bcf of natural gas per well. Since 1997, Belden & Blake has acquired significant seismic data and has substantially enhanced its acreage position in areas believed to have production potential in the Trenton/Black River formations. Currently, the Company has in excess of 24,000 acres in this prospect area and has identified 36 potential well locations to test the Trenton/Black River formations.

         The Company is well positioned to exploit the undeveloped potential of these deeper, less developed formations in the future with substantially all of its leased acreage overlying potential deeper, less developed formation drilling locations. In addition to its planned Knox formation drilling, the Company plans to drill approximately 5 gross (4.3 net) wells to these other deep formations in 2000. Certain typical characteristics of the less developed or deeper formations drilled by the Company in recent years are described below:


                                                      Average
                                                   Drilling Costs
                                                  ----------------  Average Gross
                                    Range of       Dry   Completed   Reserves per
Formation              Location    Well Depths     Hole     Well    Completed Well
-------------------    --------    -----------     ----     ----    --------------
                                    (in feet)      (in thousands)     (in Mmcfe)
Knox formations         OH, NY     2,500-8,000     $120     $240         300-500
Trenton/Black River
  Carbonates            NY         5,000-8,000      400      600     1,000-2,000
Niagaran Carbonate      MI         4,500-5,500      275      525       900-1,200
Onondaga Limestone      PA         4,000-5,500      150      250         200-750
Oriskany Sandstone      PA, NY     4,500-7,000      150      300       300-1,000

         Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past five years:

                     HIGHLY DEVELOPED OR BLANKET FORMATIONS (1)               LESS DEVELOPED OR DEEPER FORMATIONS (2)
                 ------------------------------------------------    ---------------------------------------------------
                 1995       1996       1997       1998       1999    1995        1996      1997          1998       1999
                 ----       ----       ----       ----       ----    ----        ----      ----          ----       ----
Productive:
   Gross         106          153        187        189       --       23(3)       34        39(4)        29(5)        9(6)
   Net          92.5        126.3      156.5      167.0       --     11.5        22.2      24.5         14.2         2.1
Dry:
   Gross           4            2          7          3       --       22          18        28           28           9
   Net           3.2          2.0        6.3        2.5       --     10.7        10.2      12.3         15.5         2.7
Reserves
developed-
net (Bcfe)      18.5         32.7       32.8       32.3       --      5.2         7.7       9.0          3.0         0.5
Approximate
cost (in
millions)      $15.1       $ 22.2     $ 31.2     $ 28.4     $ --    $ 5.3       $ 9.0     $ 9.3        $ 7.6        $0.8

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

(2) Consists of wells drilled to the Trenton Limestone and Knox formations in Ohio, the Niagaran and Dundee Carbonates in Michigan, the Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania, and the Oriskany Sandstone, Onondaga Limestone, Trenton/Black River Carbonates and Knox formations in New York.

(3) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation. One additional well which was dry in the Oriskany formation was subsequently completed in the shallower Berea/Shale formations.

(4) Three additional wells which were dry in the Knox formations were subsequently completed in shallower formations.

(5) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation.

(6) One additional well which was dry in the Knox formations was subsequently completed in shallower formations.

ACQUISITION OF PRODUCING PROPERTIES

         The Company employs a disciplined approach to acquisition analysis that requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, legal, land management and environmental compliance. Although the Company often reviews in excess of 50 acquisition opportunities per year, this disciplined approach can result in uneven annual spending on acquisitions. The following table sets forth information pertaining to acquisitions completed during the period 1992 through 1999. Despite several attractive opportunities, the Company was unable to make any significant acquisitions in 1999 because of a lack of available capital.

                                                      Proved Developed Reserves
                                                 -----------------------------------
                    Number of      Purchase       Oil           Gas         Combined
 Period           Transactions     Price (1)     (Mbbl)        (Mmcf)       (Mmcfe)
 ------           ------------     ---------     ------        ------       -------
                                (in thousands)
1992                    5          $ 23,733         466        41,477        44,273
1993                    8             3,883         119         4,121         4,835
1994                   11            20,274         223        26,877        28,215
1995                    6            77,388       1,850        97,314       108,414
1996                    3             4,103         205         6,000         7,230
1997                   10            21,295         101        32,800        33,406
1998                    3             7,640          34         8,574         8,778
1999                   --                --          --            --            --
                       --          --------       -----       -------       -------
Total                  46          $158,316       2,998       217,163       235,151
                       ==          ========       =====       =======       =======

----------
(1) Represents the portion of the purchase price allocated to proved developed reserves.


DISPOSITION OF ASSETS

         During 1999, the Company performed a rigorous review of its strategic direction given the Company's high debt level and greatly diminished liquidity. As a result, certain non strategic businesses and properties were disposed to reduce the Company's debt. The Company continues to evaluate its non strategic producing and non producing oil and gas assets for possible future disposition.

         In August 1999, the Company and its wholly-owned subsidiary, COG, sold TOPS, a wholly-owned subsidiary of COG, to an oilfield supply company for approximately $4 million. Proceeds from the sale were used to reduce the Company's bank debt. The Company recorded a $2.8 million loss on the sale in the third quarter of 1999. TOPS operated retail sales outlets in the Appalachian and Michigan Basins from which it sold a broad range of oilfield supplies and equipment.

         In November 1999, the Company sold its BESCO subsidiary to FirstEnergy, an electric utility holding company also engaged in oil and gas production and natural gas marketing. Proceeds from the sale were used to reduce the Company's bank debt. BESCO was the Company's retail natural gas marketing outlet in Ohio. In the future, the Company's Ohio natural gas production not committed to existing sales contracts will be sold on the wholesale market.

         During 1999, the Company sold 315 gross (298.1 net) wells representing an estimated 1.0 Bcfe of oil and gas reserves for $1.3 million.

EMPLOYEES

         As of February 29, 2000, the Company had 429 full-time employees, including 277 oil and gas exploration and production employees, 16 petroleum engineers, 8 geologists, 2 geophysicists, 96 oilfield service employees and 30 general and administrative employees.

COMPETITION AND CUSTOMERS

         The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to end users.

         The competitors of the Company in oil and gas exploration, development and production include major integrated oil and gas companies as well as numerous independent oil and gas companies, individual proprietors, natural gas pipelines and their affiliates. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable prospects or producing properties and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit. The ability of the Company to add to its reserves in the future will depend on the availability of capital, the ability to exploit its current developed and undeveloped lease holdings and the ability to select and acquire suitable producing properties and prospects for future exploration and development.

         No customer accounted for more than 10% of consolidated revenues during the years ended December 31, 1999 and 1998, or the six months ended June 30, 1997 and December 31, 1997.

REGULATION

         Regulation of Production. In all states in which the Company is engaged in oil and gas exploration and production, its activities are subject to regulation. Such regulations may extend to requiring drilling permits, spacing of wells, the prevention of waste and pollution, the conservation of oil and natural gas, and other matters. Such regulations may impose restrictions on the production of oil and natural gas by reducing the rate of flow from individual wells below their actual capacity to produce which could adversely affect the amount or timing of the Company's revenues from such wells. Moreover, future changes in local, state or federal laws and regulations could adversely affect the operations of the Company.

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

         Regulation of Sales and Transportation. The Federal Energy Regulatory Commission regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and natural gas could be sold. Currently, sales by producers of natural gas and all sales of crude oil and condensate in natural gas liquids can be made at uncontrolled market prices.

ITEM 2.  PROPERTIES
         ----------

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 1997, 1998 and 1999 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                                         December 31,
                                               -------------------------------
                                               1997          1998         1999
                                               ----          ----         ----
Estimated proved reserves
       Gas (Bcf)                               291.6         315.3        306.7
       Oil (Mbbl)                              5,552         4,243        6,699

         See Note 17 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company and the present value of such future net cash flows as of December 31, 1999 determined in accordance with the rules and regulations of the Securities and Exchange Commission.

Estimated future net cash flows (before income                       (in thousands)
taxes) attributable to estimated production during
2000                                                                    $ 48,123
2001                                                                      36,385
2002                                                                      41,714
2003 and thereafter                                                      418,943
                                                                        --------
Total                                                                   $545,165
                                                                        ========
Present value before income taxes
(discounted at 10% per annum)                                           $267,511
                                                                        ========
Present value after income taxes
(discounted at 10% per annum)                                           $216,888
                                                                        ========

         Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs, development costs and additional capital investment). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 1999 without escalation, except where changes in prices were fixed and readily determinable under existing contracts. The following table sets forth the weighted average year-end prices for oil and gas.

                                                       December 31,
                                          -------------------------------------
                                          1997             1998            1999
                                          ----             ----            ----
Gas (per Mcf)                            $ 2.73           $2.49           $ 2.61
Oil (per Bbl)                             14.59            9.73            23.47

IMPAIRMENT OF OIL AND GAS PROPERTIES AND OTHER ASSETS

         As described in Note 2 to the Consolidated Financial Statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As demonstrated by the table in the preceding section, the decline in oil and natural gas prices from 1997 to 1998 was significant and negatively impacted the quantity and value of the Company's oil and gas reserves. Given the impairment indicator at December 31,1998, the Company computed the expected future undiscounted cash flows, employing methods consistent with those utilized to determine the estimated future net cash flows from proved reserves discussed above. For those assets in which the sum of the expected future undiscounted cash flows was less than the carrying amount, an impairment loss was recognized for the difference between the fair value and the carrying amount of the asset, with fair value determined based on discounted cash flow analysis, sale of similar properties or recent offers for specific assets. As a result of this evaluation, the Company recorded total impairment charges of $160.7 million (pre-tax) in 1998, consisting of $148.0 million relating to producing properties and related assets, $5.8 million for unproved properties and $6.9 million relating to other long-lived assets. The magnitude of the impairment charge was impacted by the Acquisition in 1997, in which the allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets.

PRODUCING WELL DATA

         As of December 31, 1999, the Company owned interests in 7,867 gross (6,891 net) producing oil and gas wells and operated approximately 7,565 wells, including wells operated for third parties. By operating a high percentage of its properties, the Company is able to control expenses, capital allocation and the timing of development activities in the areas in which it operates. As of December 31, 1999, the Company's net production was approximately 68.4 Mmcf of natural gas and 1,864 Bbls of oil per day.

         The following table summarizes by state the Company's productive wells at December 31, 1999:

                                            December 31, 1999
                         -------------------------------------------------------
                            Gas Wells          Oil Wells             Total
                         ---------------     ---------------     ---------------
State                    Gross      Net      Gross      Net      Gross      Net
-------------            -----      ---      -----      ---      -----      ---
Ohio                     1,487     1,334     1,807     1,705     3,294     3,039
West Virginia            1,395     1,290       376       373     1,771     1,663
Pennsylvania               641       516       398       391     1,039       907
New York                   858       839         7         7       865       846
Michigan                   785       325         5         3       790       328
Kentucky                   108       108        --        --       108       108
                         -----     -----     -----     -----     -----     -----
                         5,274     4,412     2,593     2,479     7,867     6,891
                         =====     =====     =====     =====     =====     =====

ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1999:

                                            December 31, 1999
                  -------------------------------------------------------------------------
                   Developed Acreage       Undeveloped Acreage          Total Acreage
                  -------------------     ---------------------     -----------------------
State              Gross        Net        Gross          Net         Gross           Net
-------------      -----        ---        -----          ---         -----           ---
Ohio              320,794     290,406     226,045       182,849       546,839       473,255
West Virginia      64,894      63,428     119,784        75,305       184,678       138,733
Pennsylvania       43,270      35,633     167,682       160,266       210,952       195,899
New York           70,000      68,537      69,006        66,693       139,006       135,230
Michigan           13,216      13,216      35,152        31,909        48,368        45,125
Kentucky           12,450      12,450       6,332         6,285        18,782        18,735
                  -------     -------     -------     ---------     ---------     ---------
                  524,624     483,670     624,001       523,307     1,148,625     1,006,977
                  =======     =======     =======     =========     =========     =========

Item 3.  LEGAL PROCEEDINGS
         -----------------

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

         The number of record holders of the Company's equity securities at February 29, 2000 was as follows:

                                                 Number of
Title of Class                                Record Holders
----------------------------------------    --------------------
Common Stock                                        10


DIVIDENDS

         No dividends have been paid on the Company's Common Stock.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

                                         PREDECESSOR COMPANY         |             SUCCESSOR COMPANY
                                 ----------------------------------- | -----------------------------------------
                                 AS OF OR FOR THE YEAR    SIX MONTHS |  SIX MONTHS      AS OF OR FOR THE YEAR
                                   ENDED DECEMBER 31,       ENDED    |     ENDED          ENDED DECEMBER 31,
                                 ---------------------     JUNE 30,  |  DECEMBER 31,    ----------------------
(IN THOUSANDS)                     1995         1996         1997    |      1997           1998           1999
                                 --------     --------    ---------- |  ------------    ---------     ----------
                                                                     |
OPERATIONS:                                                          |
  Revenues                       $110,067     $153,235     $79,397   |    $ 84,126       $ 154,839      $135,738
  Depreciation, depletion                                            |
    and amortization               19,717       29,752      15,366   |      31,694          68,488        41,412
  Impairment of oil and gas                                          |
    properties and other assets        --           --          --   |          --         160,690            --
  Income (loss) from                                                 |
    continuing operations           6,260       15,194      (9,873)  |     (11,372)       (130,550)      (18,303)
  Preferred dividends paid            180          180          45   |          --              --            --
BALANCE SHEET DATA:                                                  |  AS OF 12/31/97
                                                                     |  --------------
  Working capital                  17,359       22,110               |      19,846          (6,268)      (43,032)
  Oil and gas properties and                                         |
    gathering systems, net        216,848      222,127               |     491,183         319,013       285,081
  Total assets                    297,298      303,763               |     599,320         418,605       350,695
  Long-term liabilities,                                             |
    less current portion          110,523       97,642               |     355,649         354,382       303,731
  Preferred stock                   2,400        2,400               |          --              --            --
  Total shareholders' equity                                         |
     (deficit)                    142,291      158,918               |      96,858         (33,014)      (51,590)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         As described in the accompanying Notes to Consolidated Financial Statements, on March 27, 1997 the Company entered into a merger agreement with TPG which resulted in all of the Company's common stock being acquired by TPG and certain other investors on June 27, 1997 in a transaction accounted for as a purchase. For financial reporting purposes, the Acquisition is considered effective June 30, 1997 and the operations of the Company prior to July 1, 1997 are classified as predecessor company operations. The consolidated balance sheets at December 31, 1998 and 1999 include the application of purchase accounting to measure the Company's assets and liabilities at fair value. Debt incurred to finance the Acquisition and related transaction costs are reflected in the December 31, 1997, 1998 and 1999 financial statements. A vertical black line is shown in the financial statements to separate the results of operations of the predecessor and successor companies.

         The allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the second half of 1997 and all of 1998 and 1999.

         As described in Note 2 to the Consolidated Financial Statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to sustained significantly lower oil and natural gas prices in 1998, the quantity and value of the Company's oil and gas reserves were negatively impacted. Given this impairment indicator, the Company computed the expected future undiscounted cash flows, employing methods consistent with those utilized to determine the estimated future net cash flows from proved reserves discussed in Note 17 to the Consolidated Financial Statements. For those assets in which the sum of the expected future undiscounted cash flows was less than the carrying amount, an impairment loss was recognized for the difference between the fair value and the carrying amount of the asset, with fair value determined based on discounted cash flow analysis, sale of similar properties or recent offers for specific assets. As a result of this evaluation, the Company recorded total impairment charges of $160.7 million (pre-tax) in 1998, consisting of $148.0 million relating to producing properties and related assets, $5.8 million for unproved properties and $6.9 million relating to other long-lived assets. The magnitude of the impairment charge was impacted by the Acquisition in 1997, in which the allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. The impairment charge resulted in a significant decrease in the book value of the Company's assets which resulted in significantly lower charges for depreciation, depletion and amortization in 1999 compared to 1998.

         The Company incurred transaction costs associated with the Acquisition of $16.8 million. These costs were expensed in the second quarter of 1997. As a result of the Acquisition, the Company is highly leveraged, resulting in materially higher interest charges in the second half of 1997 and all of 1998 and 1999. These higher interest charges are expected to continue in subsequent accounting periods.

         The Company's principal business is producing oil and natural gas, exploring for and developing oil and gas reserves, acquiring and enhancing the economic performance of producing oil and gas properties, and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company operates principally in Ohio, Pennsylvania, New York and Michigan.

         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and productive exploration costs are capitalized while non-productive exploration costs, which include dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed and expenditures which enhance the value of properties are capitalized.

         The Company provides oilfield services to its own operations and to third parties. Oilfield service provided to the Company's own operations are provided at cost and all intercompany revenues and expenses are eliminated in consolidation.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------------
                                                             1999                       1998                           1997
                                                    ---------------------     -------------------------      -----------------------
REVENUES
   Oil and gas sales                                $ 79,299        58.4%     $  87,055           56.2%      $ 85,756          52.4%
   Gas gathering, marketing, and oilfield sales
        and service                                   51,443        37.9         63,358           40.9         74,577          45.6

   Other                                               4,996         3.7          4,426            2.9          3,190           2.0
                                                    ---------------------     -------------------------      ----------------------
                                                     135,738       100.0        154,839          100.0        163,523         100.0
EXPENSES
   Production expense                                 21,980        16.2         23,739           15.3         21,496          13.2
   Production taxes                                    3,260         2.4          2,986            1.9          3,172           1.9
   Gas gathering, marketing, and oilfield sales
        and service                                   46,954        34.6         56,813           36.7         65,805          40.1
   Exploration expense                                 6,442         4.7          9,982            6.5         10,360           6.3
   General and administrative expense                  5,412         4.0          4,536            2.9          4,258           2.6
   Franchise, property and other taxes                   652         0.5          1,084            0.7          1,875           1.2
   Depreciation, depletion and amortization           41,412        30.5         68,488           44.2         47,060          28.8
   Impairment of oil and gas properties
       and other assets                                   --          --        160,690          103.8             --            --
   Interest expense                                   34,302        25.3         32,903           21.2         19,132          11.7
   Net loss on sale of subsidiaries and
        other nonrecurring expense                     4,806         3.5            373            0.3             --            --
   Transaction-related expenses                           --          --             --             --         16,758          10.3
                                                    ---------------------     -------------------------      ----------------------
                                                     165,220       121.7        361,594          233.5        189,916         116.1
                                                    ---------------------     -------------------------      ----------------------

LOSS BEFORE INCOME TAXES                             (29,482)      (21.7)      (206,755)        (133.5)       (26,393)        (16.1)
   Income tax benefit                                (11,179)       (8.2)       (76,205)         (49.2)        (5,148)         (3.1)
                                                    ---------------------     -------------------------      ----------------------
NET LOSS                                            $(18,303)      (13.5)%    $(130,550)         (84.3)%     $(21,245)       (13.0)%
                                                    =====================     =========================      ======================

EBITDAX                                             $ 57,480        42.3%     $  65,681           42.4%      $ 66,917          40.9%


1999 COMPARED TO 1998
         Net loss decreased $112.3 million (86%) from a loss of $130.6 million in 1998 to a loss of $18.3 million in 1999. This decrease was the result of the $160.7 million asset impairment in 1998, a $27.1 million decrease in depreciation, depletion and amortization expense and a $3.6 million decrease in exploration expense. These decreases in expense were offset by a $4.4 million increase in net loss on sale of subsidiaries and other nonrecurring expense, a decrease in the income tax benefit of $65.0 million primarily due to the decrease in loss before income taxes and a $8.3 million decrease in the Company's operating margin primarily due to decreases in natural gas prices and the volume of oil and natural gas sold offset by an increase in the average price paid for the Company's oil. The volume decrease was due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         Earnings before interest, income taxes, depreciation, depletion, amortization, exploration expense and other nonrecurring items ("EBITDAX") decreased $8.2 million (12%) from $65.7 million in 1998 to $57.5 million in 1999. This was primarily due to the $8.3 million decrease in the Company's operating margin discussed above.

         Total revenues decreased $19.1 million (12%) in 1999 compared to 1998 due to the sale of the Company's TOPS subsidiary and decreases in natural gas prices and the volume of oil and natural gas sold offset by an increase the average price paid for the Company's oil.

         Oil volumes decreased approximately 55,000 Bbls (7%) from 768,000 Bbls in 1998 to 713,000 Bbls in 1999 resulting in a decrease in oil sales of approximately $697,000. Gas volumes decreased 3.1 Bcf (10%) from 30.1 Bcf in 1998 to 27.0 Bcf in 1999 resulting in a decrease in gas sales of approximately $8.1 million. These volume decreases were primarily due to the natural production decline of the wells and curtailment of drilling due to capital constraints caused by the reduction in the Company's borrowing base.

         The average price paid for the Company's oil increased from $12.61 per barrel in 1998 to $16.57 per barrel in 1999 which increased oil sales by approximately $2.8 million. The average price paid for the Company's natural gas decreased $.07 per Mcf to $2.50 per Mcf in 1999 compared to 1998 which decreased gas sales in 1999 by approximately $1.9 million. As a result of the Company's hedging activities, gas sales were enhanced by $1.0 million ($.04 per Mcf) and $1.3 million ($.04 per Mcf) in 1999 and 1998, respectively.

         Production expense decreased $1.7 million (7%) from $23.7 million in 1998 to $22.0 million in 1999. The average production cost increased from $.68 per Mcfe in 1998 to $.70 per Mcf in 1999 primarily due to decreased volumes. Production taxes increased approximately $273,000 in 1999 compared to 1998. Average production taxes increased from $.09 per Mcfe in 1998 to $.10 per Mcfe in 1999.

         General and administrative expense increased approximately $876,000 in 1999 compared to 1998. This increase was the result of increased compensation and bonus, costs associated with executive transitions and Year 2000 ("Y2K") related costs.

         Exploration expense decreased by $3.6 million (35%) from $10.0 million in 1998 to $6.4 million in 1999 as a result of the curtailment of the Company's drilling program previously discussed.

         Depreciation, depletion and amortization decreased by $27.1 million (40%) from $68.5 million in 1998 to $41.4 million in 1999. Depletion expense decreased $28.8 million (50%) from $57.7 million in 1998 to $28.9 million in 1999. Depletion per Mcfe decreased from $1.66 per Mcfe in 1998 to $.92 per Mcfe in 1999. These decreases were primarily the result of the $160.7 million write-down of certain permanently impaired assets in the fourth quarter of 1998.

         Interest expense increased $1.4 million (4%) from $32.9 million in 1998 to $34.3 million in 1999. This increase was due to an increase in average outstanding borrowings and higher blended interest rates. The Company incurred $972,000 and $499,000 in additional interest expense during 1999 and 1998, respectively, related to interest rate swaps.

         Net loss on sale of subsidiaries and other nonrecurring expense increased from $373,000 in 1998 to $4.8 million in 1999 due to a $2.8 million loss on the sale of the Company's TOPS subsidiary, $2.4 million in employee reduction costs and a $507,000 increase in costs associated with abandoned acquisition efforts and an abandoned public offering of a royalty trust in 1999, offset by a $1.3 million gain on the sale of the Company's BESCO subsidiary.

1998 COMPARED TO 1997
         Net loss increased $109.4 million from a loss of $21.2 million in 1997 to a loss of $130.6 million in 1998. This increase was the result of the $160.7 million asset impairment, a $21.4 million increase in depreciation, depletion and amortization expense from significant increases in the book value of property, equipment and other assets as a result of the purchase accounting associated with the Acquisition discussed above and an increase of $13.8 million in interest expense. These increases in expense were offset by the $16.8 million of transaction-related expenses in 1997 and an increase in the income tax benefit of $71.1 million. This increase in the income tax benefit was primarily due to the increase in loss before income taxes combined with a change in the effective tax rate due to the nondeductibility of certain transaction-related expenses and a decrease in the utilization of nonconventional fuel source tax credits in 1998.

         EBITDAX was $65.7 million in 1998 compared to $66.9 million in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices for its oil and natural gas.

         The Company's current ratio at December 31, 1999 was .45 to 1.00. During 1999, working capital decreased $36.7 million from a deficit of $6.3 million to a deficit of $43.0 million. The decrease was primarily due to an increase in current portion of long-term liabilities of $21.6 million, a net decrease in working capital of $9.7 million due to the sales of the Company's TOPS and BESCO subsidiaries and a $6.2 million decrease in cash. The Company's operating activities provided cash flows of $19.8 million during 1999.

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

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in a borrowing base deficiency of $28 million. The Company agreed with the lenders to reduce this deficiency by $14 million on March 22, 1999 and by $14 million on May 10, 1999.

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company was further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which would lower the borrowing base and outstanding balance to $126 million. The Company paid $5 million on July 29, 1999 and $6 million on September 10, 1999 to reduce the outstanding balance to $125 million at September 30, 1999. Future borrowing base revisions will require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR (London Interbank Offered Rate) plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment.

         On December 14, 1999, the Company and its bank group further amended the credit agreement. The revolving credit commitment in the amended agreement provides for a $75 million revolving portion which matures on June 27, 2002 and a $50 million term portion which matures on March 31, 2000. The borrowing base on the revolving portion will remain at $75 million until the earlier of (i) the sale of Peake and (ii) the redetermination of the borrowing base in the ordinary course, pursuant to the terms of the existing credit agreement. The Company paid approximately $900,000 in fees to the lenders and expenses associated with the amendment and wrote off $1.9 million of unamortized deferred loan costs due to the modification of the borrowing base. The amended agreement also increased the interest rate from LIBOR plus 2.5% to LIBOR plus 3.5% until the $50 million term portion is paid in full and thereafter a range of LIBOR plus 2.5% to 3.0% based on the percent of the borrowing base usage. The amendment also replaced certain financial covenants with a minimum EBITDA (EBITDAX) test. Proceeds from the Peake sale will be used to repay and permanently reduce the revolving credit commitment by an amount equal to the proceeds up to $60 million and 25% of the proceeds in excess of $60 million. The reduction in the revolving credit commitment shall be applied, first, to the term portion and, second, to the revolving portion.

         In March 2000, the Company obtained the unanimous consent of its bank group to further amend the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000.

         At December 31, 1999, the outstanding balance under the credit agreement was $114 million. This included $64 million under the revolving portion of the facility and $50 million under the term portion. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.50% at December 31, 1999. The Company's $14 million in term loans from Chase Manhattan Bank are due on January 1, 2001 with interest payable at LIBOR plus 2.5%. If the bank group materially reduces the borrowing base there is no assurance that the Company could meet the required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restricts certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of December 31, 1999, the Company's working capital ratio was .45 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of December 31, 1999 was 1.25 to 1.00.

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

         The Company currently expects to spend approximately $18 million during 2000 on its drilling activities and other capital expenditures. The Company intends to finance such activities, as well as its acquisition program, through its available cash flow, available revolving credit line or additional debt. The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and natural gas, its ability to acquire additional producing properties and the scope and success of its drilling activities.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR for a fixed rate of 7.485% (which includes an applicable margin of 1.5%) for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR for a fixed rate of 7.649% (which includes an applicable margin of 1.5%) for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR for a fixed rate of 7.2825% (which includes an applicable margin of 1.5%) for three years. On December 27, 1999, the Company terminated $20 million of the third interest rate swap. On March 21, 2000, the Company terminated the second swap and the remainder of the third swap for a total of $80 million. Effective with the May 10, 1999 amendment to the credit agreement, the applicable margin relating to these swaps was increased from 1.5% to 2.5%. Effective with the December 14, 1999 amendment to the credit agreement, the applicable margin relating to these swaps was increased from 2.5% to a range up to 3.5%.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax gain on its hedging activities of $1.0 million in 1999 and a pretax gain of $1.3 million in 1998. As of December 31, 1999, the Company had hedged 9.1 Bcf of 2000 and 2001 natural gas production at a weighted average NYMEX price of $2.41 per Mcf which represented a net unrealized gain of $300,000. On February 22, 2000, the Company entered into a transaction which effectively terminated 2.1 Bcf of these hedges. As of February 29, 2000, the Company had hedges totaling 6.0 Bcf and an estimated net unrealized loss of $2.5 million on its natural gas hedging activities.

INFLATION AND CHANGES IN PRICES
         During 1997, the price paid for the Company's crude oil increased from $22.50 per barrel at year-end 1996 to a high of $23.50 per barrel in early 1997, then decreased to a low of $14.25 at year-end 1997, with an average price of $18.10 per barrel. During 1998, the price paid for the Company's crude oil increased to a high of $14.50 per barrel in January, then decreased to a low of $8.50 per barrel in December and increased to $9.25 per barrel at year-end 1998, with an average price of $12.61 per barrel. During 1999, the price paid for the Company's crude oil increased from a low of $9.25 per barrel at year- end 1998 to a high of $23.25 per barrel at year-end 1999, with an average price of $16.57 per barrel. The average price of the Company's natural gas decreased from $2.65 per Mcf in 1997 to $2.57 per Mcf in 1998, then decreased to $2.50 per Mcf in 1999.

         The price of oil and natural gas has a significant impact on the Company's results of operations. Oil and natural gas prices fluctuate based on market conditions and, accordingly, cannot be predicted. As a result of increased competition among drilling contractors and suppliers and continuing low levels of drilling activity in the Company's operating area, costs to drill, complete and service wells have remained relatively constant in recent years.

         Historically, a large portion of the Company's natural gas has been sold subject to long-term fixed price contracts. In 1999, the Company shifted its price risk management procedures to reduce reliance on fixed price contracts. Currently, a large portion of its natural gas is sold subject to market sensitive contracts. Natural gas price risk is mitigated (hedged) by the utilization of over-the-counter NYMEX swaps. Natural gas price hedging decisions are made in the context of the Company's strategic objectives, taking into account the changing fundamentals of the natural gas marketplace.

YEAR 2000
         The Company engaged in a comprehensive project of assessment, remediation, testing and implementation of necessary modifications to its key applications (which consist of third party software, hardware and embedded chip systems, as well as internally developed computer applications). The Y2K rollover date passed with no apparent disruptions experienced by the Company's systems and processes. It is possible that third parties may have experienced disruptions which have not yet impacted the Company, but could in the future. Accordingly, the Company is prepared to implement contingency plans should any disruptions occur.

         As of December 31, 1999, the Company had incurred expenses in 1999 and 1998 of $297,000 and $10,000 respectively, and does not expect to incur any remaining material costs in 2000. The Company only tracked incremental expenses related to its Y2K project. Costs of the Y2K project related to employees of the Company, including their direct salaries and benefits, have not been included in the estimated costs of the project. Costs of new systems for which the principal justification is improved business functionality, rather than Y2K compliance, were capitalized.

FORWARD-LOOKING INFORMATION
         The forward-looking statements regarding future operating and financial performance contained in this report involve risks and uncertainties that include, but are not limited to, the Company's availability of capital, production and costs of operation, the market demand for, and prices of, oil and natural gas, results of the Company's future drilling, the uncertainties of reserve estimates, environmental risks, availability of financing and other factors detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from forward-looking statements made in this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The Company is exposed to interest rate and commodity price risks.

         The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company manages its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had derivative financial instruments for managing interest rate risks in place as of December 31, 1999 and 1998. The principal amount of the swaps totaled $120 million and $140 million at December 31, 1999 and 1998, respectively. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense, after considering the effects of its interest rate swap and cap agreements, would be immaterial. This sensitivity analysis is based on the Company's financial structure at December 31, 1999.

         The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices increased $.25 per Mcf, the Company's gas sales would increase $2.7 million, after considering the effects of the hedging contracts in place at December 31, 1999. This sensitivity analysis is based on the Company's 1999 gas sales volumes.

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

         The Company's independent auditors, Ernst & Young LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations in accordance with accounting principles generally accepted in the United States.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not applicable.


PART III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         Executive officers and directors of the Company as of February 29, 2000 were as follows:

Name                      Age  Position
----                      ---  --------
John L. Schwager           51  President, Chief Executive Officer and Director

Joseph M. Vitale           58  Senior Vice President Legal, General Counsel, Secretary and
                               Director

Tommy L. Knowles           49  Senior Vice President Exploration and Production

Leo A. Schrider            61  Senior Vice President Technical Development

Robert W. Peshek           45  Vice President Finance and Chief Financial Officer

Duane D. Clark             44  Vice President Gas Marketing

James C. Ewing             57  Vice President Human Resources

Charles P. Faber           58  Vice President Corporate Development

Henry S. Belden IV         60  Director

Lawrence W. Kellner        41  Director

Max L. Mardick             65  Director

William S. Price, III      44  Director

Gareth Roberts             47  Director

David M. Stanton           37  Director

         All executive officers of the Company serve at the pleasure of its Board of Directors. None of the executive officers of the Company is related to any other executive officer or director. The Board of Directors consists of eight members each of whom is elected annually to serve one year terms. The business experience of each executive officer and director is summarized below.

         JOHN L. SCHWAGER has been Chief Executive Officer of Belden & Blake Corporation since June of 1999. Mr. Schwager was elected to the Board of Directors in August of 1999 and was appointed to the additional position of President upon the departure of the former President in September 1999. He has over 30 years of diversified experience in the oil and gas industry. Prior to joining Belden & Blake, he spent two years as President of AnnaCarol Enterprises, Inc., an energy consulting firm specializing in financial and engineering advisory services to exploration and production sector companies. From 1984 to 1997, he was employed by Alamco, Inc., an Appalachian Basin exploration and production company, serving as President and Chief Executive Officer from 1987 to 1997; Executive Vice President from May 1987 to October 1987; and, Senior Vice President - Operations from 1984 to 1987. He also served as Chairman of the Board of TGX Corporation and led TGX out of bankruptcy in 1992. From 1980 to 1984, Mr. Schwager was employed as the Vice President of Production for Callon Petroleum Company in Natchez, Mississippi. From 1970 to 1980, he worked for Shell Oil Company in New Orleans in both engineering and supervisory positions. He last worked at Shell as a Division Drilling Superintendent in the Offshore Division.

         Mr. Schwager graduated from the University of Missouri at Rolla in 1970 with a Bachelor of Science Degree in Petroleum Engineering. He is a past president and director of the Independent Oil and Gas Association of West Virginia. He also was the cofounder of the Oil and Gas Political Action Committee of West Virginia, serving as cochairman for many years.

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

         TOMMY L. KNOWLES has been Senior Vice President of Exploration and Production of the Company since 1997. Previously he served as Vice President of Production from 1996 to 1997. He has 26 years of petroleum engineering and production experience. Prior to joining Belden & Blake, Mr. Knowles served as President of FWA Drilling Company, a subsidiary of Texas Oil & Gas Corporation. From 1982 to 1988 he worked for TXO Production Corporation in Sacramento, California, serving in various management positions including Vice President; from 1979 to 1982 he held the position of Drilling and Production Manager for Texas Oil & Gas Corporation; and, from 1973 to 1979 he held various engineering, supervisory and management positions with Exxon Corporation.

         Mr. Knowles holds a BS degree in Mechanical Engineering from the University of Texas at Austin where he graduated with honors. He is a member of the Society of Petroleum Engineers and the Ohio Oil & Gas Association.

         LEO A. SCHRIDER has been Senior Vice President of Technical Development since 1993. He previously served as Senior Vice President of Exploration, Drilling and Engineering for the Company since 1986. Mr. Schrider is a Petroleum Engineer with more than 35 years of experience in oil and gas production, principally in the Appalachian Basin. Prior to joining Belden & Blake in 1981, he served as Assistant and Deputy Director of Morgantown Energy Technology Center from 1976 to 1980. From

1973 to 1976, Mr. Schrider served as Project Manager of the Laramie Energy Research Center. He has also held various research positions with the U.S. Department of Energy in Wyoming and West Virginia.

         Mr. Schrider received his BS degree from the University of Pittsburgh in 1961 and did graduate work at West Virginia University. He has published more than 35 technical papers on oil and gas production. He was an Adjunct Professor at West Virginia University and also served as a member of the International Board of Directors of the Society of Petroleum Engineers. In 1994, Mr. Schrider was elected to the Board of Directors of the Petroleum Technology Transfer Council and currently serves as its chairman.

         ROBERT W. PESHEK has served as Vice President of Finance for the Company since 1997 and in 1999 was appointed Chief Financial Officer. Previously, he served as Corporate Controller and Tax Manager from 1994 to 1997. Prior to joining Belden & Blake, Mr. Peshek served as a Senior Manager of the Tax Department at Ernst & Young LLP from 1981 to 1994. He is a Certified Public Accountant with extensive experience in taxation, finance, accounting and auditing. Mr. Peshek holds a Bachelor of Business Administration degree in Accounting from Kent State University where he graduated with honors. His professional affiliations include the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

         DUANE D. CLARK has been Vice President of Gas Marketing for the Company since 1997. Previously, he served as General Manager of Gas Marketing from 1996 to 1997. He joined the Company in 1995 as a Gas Marketing Analyst. Prior to joining Belden & Blake, Mr. Clark held various management positions with Quaker State Corporation from 1978 to 1995. He has 22 years of experience in the oil and gas industry . Mr. Clark received his BA degree in Mathematics and Economics from Ohio Wesleyan University. His professional affiliations include the Ohio Oil and Gas Association, the Independent Oil and Gas Association of West Virginia and the Pennsylvania Oil and Gas Association.

         JAMES C. EWING has been Vice President of Human Resources for the Company since 1997. He previously served as Human Resources Manager. Mr. Ewing joined Belden & Blake in April of 1986 and has 14 years of experience in the oil and gas industry and more than 20 years of experience in the Human Resource field. Prior to joining Belden & Blake, he was the Director of Personnel for the Union Metal Manufacturing Company from 1978 to 1986. Mr. Ewing holds a Bachelor of Arts degree in Psychology from West Liberty State College. He is a member of the Society for Human Resource Management. He is a founder and current member of the Stark County Health Care Coalition; President of the Stark County Historical Society; and, Chairman of the Business Advisory Board and adjunct faculty member of Kent State University.

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

         WILLIAM S. PRICE, III, who became a director upon consummation of the Acquisition, was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for G.E. Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a 1978 graduate of Stanford University and received a JD degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price serves on the Boards of Directors of Beringer Wine Estates Holdings, Inc., Continental Airlines, Inc., Del Monte, Inc., Denbury Resources, Inc., FirstWorld Communications, Inc., and several private companies.

         GARETH ROBERTS is President, Chief Executive Officer and a Director of Denbury Resources, Inc. ("Denbury"), and is the founder of the operating subsidiary of Denbury, which was founded in April 1990. Mr. Roberts has 25 years of experience in the exploration and development of oil and gas properties with Texaco, Inc., Murphy Oil Corporation and Coho Resources, Inc. His expertise is particularly focused in the Gulf Coast region where he specializes in the acquisition and development of old fields with low productivity. Mr. Roberts holds honors and masters degrees in Geology and Geophysics from St. Edmund Hall, Oxford University.

         DAVID M. STANTON, who became a director upon consummation of the Acquisition, is a partner of Francisco Partners. From 1994 to 1999, he was a partner with Texas Pacific Group. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton earned a BS degree in Chemical Engineering from Stanford University and received an MBA from the Stanford Graduate School of Business. Mr. Stanton serves on the Boards of Directors of Denbury Resources, Globespan, GT Com, ON Semiconductor, Paradyne Networks and Zilog.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table shows the annual and long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 1999, 1998 and 1997 of the Company's Chief Executive Officer and its other four most highly compensated executive officers.

                                             SUMMARY COMPENSATION TABLE
                                                                                   Long-Term
                                                                                  Compensation
                                              Annual Compensation                    Awards
                                  --------------------------------------------   -------------
                                                                     Other       No. of Shares
Name and                                                             Annual        Underlying       All Other
Principal Position                Year      Salary       Bonus    Compensation    Options/SARs   Compensation(1)
-----------------------------     ----      ------       -----    ------------    ------------   ---------------
John L. Schwager                  1999     $173,077     $300,000     $   --          139,383      $113,358(2)
President and Chief
Executive Officer

Ronald L. Clements Chief          1999      159,600           --         --               --       745,344(3)
Executive Officer until           1998      318,462       11,354         --               --        18,840
June 30, 1999                     1997      239,154       84,390         --          137,366        14,625

Ronald E. Huff                    1999      180,000           --         --               --      1,019,931(4)
Chief Financial Officer           1998      265,385        9,462         --               --        17,662
until September 3, 1999           1997      208,646       83,192         --          137,366        13,767

Joseph M. Vitale                  1999      180,000       57,416         --           55,000(5)      8,084
Senior Vice President Legal,      1998      186,493       52,525         --               --        14,248
General Counsel and Secretary     1997      168,800       66,627         --           54,946        11,863

Tommy L. Knowles                  1999      172,009       17,201         --           55,000(5)      7,878
Senior Vice President of          1998      175,158        6,244         --               --        14,444
Exploration and Production        1997      167,154       46,563         --           54,946        72,009

Leo A. Schrider                   1999      133,000       13,300         --           55,000(6)      7,635
Senior Vice President of          1998      137,962       12,719         --               --        11,669
Technical Development             1997      128,504       20,065         --           20,000        10,046

----------
(1) Represents contributions of cash and Common Stock to the Company's 401(k) Profit Sharing Plan for the account of the named executive officer

(2)      Includes moving expenses of $113,358.

(3) Includes payment of $738,060 made under terms of a retirement and noncompetition agreement with the named executive officer.

(4) Includes payment of $1,012,430 made under terms of severance arrangement with the named executive officer.

(5) Includes options for 54,946 shares originally granted in 1997 and repriced in 1999 plus options for 54 shares granted in 1999.

(6) Includes options for 20,000 shares originally granted in 1997 and repriced in 1999 plus options for 35,000 shares granted in 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              Number of       Percentage/Total
                               Shares           Options/SARs
                             Underlying          Granted to        Exercise or
                            Options/SARs        Employees in        Base Price     Expiration       Grant Date
      Name                   Granted (1)         Fiscal Year        per Share         Date          Value (2)
----------------             -----------         -----------        ---------         ----          ---------
John L. Schwager               139,383             22.40%             $0.01         05/31/09         $27,877
Joseph M. Vitale                55,000              8.84%              0.01         09/30/09          11,000
Tommy L. Knowles                55,000              8.84%              0.01         09/30/09          11,000
Leo A. Schrider                 55,000              8.84%              0.01         09/30/09          11,000

(1) Options granted in 1999 and 1997 were 303,491 and 652,624, respectively. Options totaling 318,892 were repriced in 1999.
         Refer to 10 Year Option/SAR Repricing table below for additional information. These options are exercisable beginning twelve months after the date of grant or repricing, with 25% of the shares covered thereby becoming exercisable at that time and an additional 12.5% becoming exercisable on each successive three month anniversary date. The options were granted for a term of ten years, subject to earlier termination on cessation of employment.

(2) This is a hypothetical valuation using the Black-Scholes valuation method. The Company's use of this model should not be considered as an endorsement of its accuracy at valuing options. All stock option valuation methods, including the Black-Scholes model, require a prediction about the future movement of the stock price. Since all options are granted at an exercise price equal to the market value of the Company's common Stock, as determined by the Company on that date, no value will be realized if there is no appreciation in the market price of the stock.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                              Value of Unexercised
                                              Number of Unexercised               In-the Money
                                             Options/SARs at FY-End          Options/SARs at FY-End
                                             ----------------------          ----------------------
                      Shares
                     Acquired     Value
     Name           on Exercise  Realized  Exercisable    Unexercisable    Exercisable   Unexercisable
     ----           -----------  --------  -----------    -------------    -----------   -------------
John L. Schwager           --     $ --           --         139,383          $   --         $27,876
Ronald L. Clements         --       --       31,168              --           3,428              --
Ronald E. Huff         31,168       --           --              --              --              --
Joseph M. Vitale           --       --           --          55,000              --          11,000
Tommy L. Knowles           --       --           --          55,000              --          11,000
Leo A. Schrider            --       --           --          55,000              --          11,000

                                             10-YEAR OPTION/SAR REPRICINGS

                                                                                                         Number of
                                               Number of                                                 Months of
                                                Shares         Market        Exercise                     Original
                                              Underlying      Price of       Price at                       Term
                               Date          Options/SARs     Stock at        Time of       New          Remaining at
                                of           Repriced or      Time of      Repricing or  Exercise         Date of
           Name              Repricing         Amended      Repricing (1)   Amendment     Price         Repricing (2)
---------------------------  ---------         -------      -------------   ---------     -----         -------------
Joseph M. Vitale             10/01/99          54,946          $0.01         $10.82       $0.01              98
Senior Vice President
Legal, General Counsel
and Secretary

Tommy L. Knowles             10/01/99          54,946           0.01          10.82        0.01              98
Senior Vice President of
Exploration and Production

Leo A. Schrider              10/01/99          20,000           0.01          10.82        0.01              98
Senior Vice President of
Technical Development

Duane D. Clark               10/01/99          15,000           0.01          10.82        0.01              98
Vice President of Gas
Marketing

James C. Ewing               10/01/99          15,000           0.01          10.82        0.01              98
Vice President of Human
Resources

Charles P. Faber             10/01/99          25,000           0.01          10.82        0.01              98
Vice President of
Corporate Development

Robert W. Peshek             10/01/99          25,000           0.01          10.82        0.01              98
Vice President of Finance
and Chief Financial Officer

(1) Based on information contained in the Stock Option plan options cannot be issued for more than fair market value at the time of a grant. Since the Company's stock is not actively traded, the Company has determined the value of the stock at 10/01/1999 to be $.01 per share.

(2) Original options were granted on 12/01/97. These options vested 25% per year and were valid for a period of ten years or 120 months. Options were repriced twenty two months after the original grant date leaving 98 months remaining from the original grant date.


COMPENSATION OF DIRECTORS

         The outside directors of the Company are compensated for their services at $7,500 per quarter. Directors employed by the Company or affiliated with TPG are not compensated for their services.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has severance agreements with Messrs. Clements, Huff and Vitale which entitle each of them to receive a lump sum severance payment equal to 300% of the sum of (i) his respective annual base salary at the highest rate in effect for any period prior to his employment termination plus (ii) his highest annual bonus and incentive compensation during the three-year period preceding a change in control, in the event of the termination of his employment by the Company other than for "cause" (as defined therein) or his resignation in response to a substantial reduction in responsibilities, authority, position, compensation or location of his place of employment prior to June 27, 2000. In addition, each of them would be entitled to receive an additional payment sufficient to cover any excise tax imposed by

Section 4999 of the Code on the severance payments or other payment considered "contingent on a change in ownership or control" of the Company within the meaning of Section 280G of the Code. In connection with the termination of his employment on September 3, 1999, Mr. Huff received severance pay of $997,050 and will continue to participate in the Company's employee welfare plans for a period of three years. Mr. Clements received no severance pay or benefits under his severance agreement on the termination of his employment because of his decision to retire voluntarily on June 30, 1999.

         Messrs. Clements and Huff each entered into employment agreements dated as of June 27, 1997 (the "Employment Agreements") providing for their employment as Chief Executive Officer and President, respectively, of the Company on an at-will basis with no fixed or minimum term. Prior to the termination of their employment, the Employment Agreements provided for an annual base salary of not less than $300,000 payable to Mr. Clements and $250,000 payable to Mr. Huff. Messrs. Clements and Huff were each entitled to earn an annual bonus of up to 50% of his annual base salary subject to the attainment of certain goals set by the Company's Board of Directors. Each of Messrs. Clements and Huff agreed to continue to hold, and not surrender, certain stock options previously granted to him under the Company's Stock Option Plan, thereby foregoing the right to receive $334,220 each in cash upon the surrender of such options on consummation of the Acquisition. Under the Employment Agreements Messrs. Clements and Huff were each granted additional options to purchase 31,168 shares of common stock of the Company constituting 1.25% of the outstanding common stock (on a fully-diluted basis) at a per share option price of $10.82 which was equivalent to the price paid by TPG in connection with the Acquisition. The options vest over a four-year period, with one-fourth (1/4) vesting one year after the date of grant and the balance at the rate of one-twelfth (1/12) at the end of each quarter thereafter during the continuation of employment with the Company. The Employment Agreements provided for certain call options and rights of first refusal in connection with the shares of common stock obtainable upon the exercise of stock options.

         In connection with his retirement as Chief Executive Officer and a director of the Company, Mr. Clements entered into a retirement and noncompetition agreement with the Company dated as of May 26, 1999 under which Mr. Clements agreed that, for a period of two (2) years from June 30, 1999, he will not engage in or be associated with, as a consultant, employer, employee, director, stockholder, partner, financial backer affiliate or otherwise, the ownership or operation of any enterprise relating to the exploration, drilling and/or production of oil or gas in the Appalachian, Michigan or Illinois basins. In addition, Mr. Clements agreed that during such two-year period, he will not employ, solicit for employment or endeavor to entice away from employment any person who is employed by the Company or any of its affiliates. In consideration of such agreements, the Company agreed to pay Mr. Clements $725,000 in installments of $350,000 on July 1, 1999, $250,000 on January 3, 2000 and $125,000 on July 1, 2000, and to continue to provide the same health care and fringe benefits he was receiving at the time of his retirement for such two-year period.

         John L. Schwager entered into an Employment Agreement effective as of June 1, 1999 providing for his employment as Chief Executive Officer of the Company at an annual base salary of not less than $300,000, and entitling him to an annual bonus of up to 100% of his annual base salary subject to the attainment of certain goals to be agreed upon annually by Mr. Schwager and the Board of Directors. The Company agreed to reimburse Mr. Schwager for expenses incurred in connection with his relocation to Canton, Ohio, including any loss on the sale of his former residence. If his employment is terminated by the Company without "cause" (as defined in the agreement) or if Mr. Schwager resigns in response to a substantial and adverse change in his status or position or a substantial reduction in duties, responsibilities or base salary or a relocation of his place of work or a sale of the Company, Mr. Schwager will be entitled to severance pay equal to three times his total compensation for the previous calendar year, or if such termination occurs in 2000, three times his total annualized 1999 compensation. Mr. Schwager would also be entitled to receive an additional payment (the "gross up") sufficient to cover any tax imposed by Section 4999 of the Internal Revenue Code on the severance payments and the gross up. In addition, Mr. Schwager received options to purchase 139,383 shares of common stock of the Company at a price of $0.01 per share, subject to upward adjustment in the event of the sale by the Company of new equity securities to TPG Partners II or its affiliates for at least $30 million, in which case he will receive additional options for such number of shares as will, when added to 139,383, equal 1.25% of the Company's outstanding stock. In such event, the exercise price of all options shall be equal to the fair market value of the underlying shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, the Compensation and Organizational Committee of the Board of Directors consisted of William S. Price, III, Henry S. Belden IV and Gareth Roberts, all of whom are outside directors. No executive officer of the Company was a director or member of the compensation committee of any entity of which a member of the Company's Board of Directors or its Compensation and Organizational Committee was or is an executive officer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The following table sets forth certain information as of February 29, 2000 regarding the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the Company's outstanding common stock, each director, the chief executive officer and the four other most highly compensated executive officers and by all directors and executive officers of the Company, as a group:

             FIVE PERCENT SHAREHOLDERS                     NUMBER OF SHARES           PERCENTAGE OF SHARES
             -------------------------                     ----------------           --------------------
TPG Advisors II, Inc.
201 Main Street, Suite 2420
Fort Worth, Texas  76102                                     9,353,038(1)                    89.1%

State Treasurer of the State of Michigan,
Custodian of the Public School Employees'
Retirement System, State Employees Retirement
System, Michigan State Police Retirement System
and Michigan Judges Retirement System                          554,376                       5.3%

              OFFICERS AND DIRECTORS
              ----------------------
William S. Price, III                                                9,353,038 (1)                     89.1%
Henry S. Belden IV                                                      63,360 (2)                         *
John L. Schwager                                                           -0-                           -0-
Ronald L. Clements                                                      35,513 (3)                         *
Ronald E. Huff                                                             -0-                           -0-
Lawrence W. Kellner                                                        -0-                           -0-
Max L. Mardick                                                          39,387 (2)                         *
Tommy L. Knowles                                                           -0-                           -0-
Gareth Roberts                                                             -0-                           -0-
Carter T. Funk                                                          35,000 (2)                         *
David M. Stanton                                                           -0-                           -0-
Leo A. Schrider                                                            -0-                           -0-
Joseph M. Vitale                                                           -0-                           -0-
All directors and executive
   officers (16) as a group                                          9,594,981                         91.4%

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

(3) Includes 31,168 shares subject to stock options exercisable within 60 days.

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

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

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

         2.  Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.  Exhibits

No.                                   Description
---                                   -----------

2.1 Agreement and Plan of Merger dated as of March 27, 1997 by and among TPG Partners II, BB Merger Corp. and Belden & Blake Corporation --incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

3.1 Amended and Restated Articles of Incorporation of Belden & Blake Corporation (fka Belden & Blake Energy Corporation)--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

3.2 Code of Regulations of Belden & Blake Corporation--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

4.1 Indenture dated as of June 27, 1997 between the Company, the Subsidiary Guarantors and LaSalle National Bank, as trustee, relating to the Notes --incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

4.2 Registration Rights Agreement dated as of June 27, 1997 between the Company, the Guarantors and Chase Securities, Inc.--incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

4.3 Form of 9 7/8% Senior Subordinated Notes due 2007, Original Notes (included in Exhibit 4.1)--incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

4.4 Form of 9 7/8% Senior Subordinated Notes due 2007, Exchange Notes (included in Exhibit 4.1)--incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.1 Credit Agreement dated as of June 27, 1997 by and among the Company, each of the Lenders named therein and The Chase Manhattan Bank, as Agent --incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.2 Transaction Advisory Agreement dated as of June 27, 1997 by and between the Company and TPG Partners II, L.P. --incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.3 Employment Agreement dated as of June 27, 1997 by and between the Company and Ronald L. Clements --incorporated by reference to Exhibit
         10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.3(b)* Retirement and noncompetition agreement dated May 26, 1999 by and between the Company and Ronald L. Clements

10.4 Employment Agreement dated as of June 27, 1997 by and between the Company and Ronald E. Huff --incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.5 Belden & Blake Corporation 1997 Non-Qualified Stock Option Plan--incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407)

10.6 Form of Severance Agreement between the Company and the following officers: Ronald E. Huff, Ronald L. Clements and Joseph M. Vitale-- incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.7* Change in Control Severance Pay Plan for Key Employees of the Company dated August 12, 1999.

10.8* Severance Pay Plan for Employees of Belden & Blake Corporation dated August 12, 1999.

10.9(a)  1991 Stock Option Plan of the Company--incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.9(b) 1991 Stock Option Plan of the Company (as amended)--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-62785)

10.10* Employment Agreement dated June 1, 1999 and amended November 1, 1999 by and between the Company and John L. Schwager.

21*      Subsidiaries of the Registrant

27*      Financial Data Schedule

*Filed herewith

         (b)      Reports on Form 8-K

         On December 15, 1999, the Company filed a Current Report on Form 8-K dated December 15, 1999 relating to the Company's amended revolving credit agreement and to its semiannual interest payment on its senior subordinated notes.

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

                                           BELDEN & BLAKE CORPORATION


March 24, 2000                             By: /s/ John L. Schwager
--------------                             -------------------------------------
Date                                       John L. Schwager, Director, President
                                           and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Schwager                            Director, President                March 24, 2000
-------------------------                       and Chief Executive Officer        --------------
John L. Schwager                                (Principal Executive Officer)      Date



/s/ Robert W. Peshek                            Vice President Finance and         March 24, 2000
-------------------------                       Chief Financial Officer            --------------
Robert W. Peshek                                (Principal Financial and           Date
                                                Accounting Officer)



/s/ Joseph M. Vitale                            Senior Vice President Legal,       March 24, 2000
-------------------------                       General Counsel, Secretary         --------------
Joseph M. Vitale                                and Director                       Date



/s/ Henry S. Belden IV *                        Director                           March 24, 2000
-------------------------                                                          --------------
Henry S. Belden IV                                                                 Date


/s/ Lawrence W. Kellner *                       Director                           March 24, 2000
-------------------------                                                          --------------
Lawrence W. Kellner                                                                Date


/s/ Max L. Mardick *                            Director                           March 24, 2000
-------------------------                                                          --------------
Max L. Mardick                                                                     Date


/s/ William S. Price, III                       Director                           March 24, 2000
-------------------------                                                          --------------
William S. Price, III                                                              Date

/s/ Gareth Roberts                              Director                           March 24, 2000
-------------------------                                                          --------------
Gareth Roberts                                                                     Date


/s/ David M. Stanton *                          Director                           March 24, 2000
-------------------------                                                          --------------
David M. Stanton                                                                   Date



*By: /s/ Joseph M. Vitale                                                          March 24, 2000
     --------------------                                                          --------------
     Attorney-in-Fact                                                              Date

                                           BELDEN & BLAKE CORPORATION
                                             INDEX TO CONSOLIDATED
                                       FINANCIAL STATEMENTS AND SCHEDULES

                                             ITEM 14(a) (1) AND (2)

                                                                                                            PAGE
                                                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
    Report of Independent Auditors ........................................................................  F-2
    Consolidated Balance Sheets as of December 31, 1999 and 1998 ..........................................  F-3
    Consolidated Statements of Operations:
       Years ended December 31, 1999 and 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company) ...............................................  F-4
    Consolidated Statements of Shareholders' Equity (Deficit):
       Years ended December 31, 1999 and 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company) ...............................................  F-5
    Consolidated Statements of Cash Flows:
       Years ended December 31, 1999 and 1998 (Successor Company)
       Six months ended December 31, 1997 (Successor Company)
       Six months ended June 30, 1997 (Predecessor Company) ...............................................  F-6
    Notes to Consolidated Financial Statements ............................................................  F-7

All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation ("Successor Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and the six month period ended December 31, 1997 ("Successor periods"). We have also audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Belden & Blake Corporation ("Predecessor Company") for the six month period ended June 30, 1997 ("Predecessor period"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the Successor periods and the Predecessor periods in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP


Cleveland, Ohio
March 17, 2000

                                 BELDEN & BLAKE CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                      1999           1998
                                                                   ---------      ---------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                     $   4,536      $  10,691
     Accounts receivable, net                                         25,301         33,204
     Inventories                                                       2,106          9,200
     Deferred income taxes                                             2,006          2,449
     Other current assets                                              1,154          3,384
                                                                   ---------      ---------
                TOTAL CURRENT ASSETS                                  35,103         58,928

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)              534,515        535,837
     Gas gathering systems                                            22,193         22,008
     Land, buildings, machinery and equipment                         24,242         28,551
                                                                   ---------      ---------
                                                                     580,950        586,396
     Less accumulated depreciation, depletion and amortization       280,047        246,689
                                                                   ---------      ---------
                PROPERTY AND EQUIPMENT, NET                          300,903        339,707
OTHER ASSETS                                                          14,689         19,970
                                                                   ---------      ---------
                                                                   $ 350,695      $ 418,605
                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
     Accounts payable                                              $   4,132      $   6,458
     Accrued expenses                                                 23,024         29,373
     Current portion of long-term liabilities                         50,979         29,365
                                                                   ---------      ---------
                TOTAL CURRENT LIABILITIES                             78,135         65,196

LONG-TERM LIABILITIES
     Bank and other long-term debt                                    78,161        126,178
     Senior subordinated notes                                       225,000        225,000
     Other                                                               570          3,204
                                                                   ---------      ---------
                                                                     303,731        354,382

DEFERRED INCOME TAXES                                                 20,419         32,041

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,260,457 and 10,110,915 shares                1,026          1,011
     Paid in capital                                                 107,609        107,897
     Deficit                                                        (160,225)      (141,922)
                                                                   ---------      ---------
                TOTAL SHAREHOLDERS' DEFICIT                          (51,590)       (33,014)
                                                                   ---------      ---------
                                                                   $ 350,695      $ 418,605
                                                                   =========      =========

See accompanying notes.

                                              BELDEN & BLAKE CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS)

                                                                                                         | PREDECESSOR
                                                                           SUCCESSOR COMPANY             |   COMPANY
                                                               ----------------------------------------- | -----------
                                                                   YEAR          YEAR        SIX MONTHS  |  SIX MONTHS
                                                                  ENDED         ENDED          ENDED     |    ENDED
                                                               DECEMBER 31,  DECEMBER 31,   DECEMBER 31, |   JUNE 30,
                                                                   1999          1998           1997     |     1997
                                                               ------------  ------------   ------------ |  ----------
                                                                                                         |
REVENUES                                                                                                 |
    Oil and gas sales                                            $ 79,299      $  87,055      $ 44,165   |   $41,591
    Gas gathering, marketing, and oilfield sales and service       51,443         63,358        38,255   |    36,322
    Other                                                           4,996          4,426         1,706   |     1,484
                                                                 --------      ---------      --------   |   -------
                                                                  135,738        154,839        84,126   |    79,397
EXPENSES                                                                                                 |
    Production expense                                             21,980         23,739        11,338   |    10,158
    Production taxes                                                3,260          2,986         1,525   |     1,647
    Gas gathering, marketing, and oilfield sales and service       46,954         56,813        33,529   |    32,276
    Exploration expense                                             6,442          9,982         5,980   |     4,380
    General and administrative expense                              5,412          4,536         1,813   |     2,445
    Franchise, property and other taxes                               652          1,084           967   |       908
    Depreciation, depletion and amortization                       41,412         68,488        31,694   |    15,366
    Impairment of oil and gas properties                                                                 |
        and other assets                                             --          160,690          --     |      --
    Interest expense                                               34,302         32,903        15,417   |     3,715
    Net loss on sale of subsidiaries and other                                                           |
        nonrecurring expense                                        4,806            373          --     |      --
    Transaction-related expenses                                     --             --            --     |    16,758
                                                                 --------      ---------      --------   |   -------
                                                                  165,220        361,594       102,263   |    87,653
                                                                 --------      ---------      --------   |   -------
                                                                                                         |
LOSS BEFORE INCOME TAXES                                          (29,482)      (206,755)      (18,137)  |    (8,256)
    (Benefit) provision for income taxes                          (11,179)       (76,205)       (6,765)  |     1,617
                                                                 --------      ---------      --------   |   -------
NET LOSS                                                         $(18,303)     $(130,550)     $(11,372)  |   $(9,873)
                                                                 ========      =========      ========   |   =======

See accompanying notes.

                                                    BELDEN & BLAKE CORPORATION
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                          (IN THOUSANDS)

                               SUCCESSOR COMPANY   PREDECESSOR COMPANY
                               -----------------   -------------------                         RETAINED     UNEARNED      TOTAL
                               COMMON     COMMON     COMMON    COMMON   PREFERRED   PAID IN    EARNINGS    RESTRICTED    EQUITY
                               SHARES     STOCK      SHARES    STOCK      STOCK     CAPITAL    (DEFICIT)     STOCK      (DEFICIT)
                               ------     ------    -------   -------   ---------  ---------   ---------   ----------   ---------
PREDECESSOR COMPANY:
JANUARY 1, 1997                  --       $ --       11,232   $ 1,123    $ 2,400   $ 128,035   $  27,395      $(35)     $ 158,918

Net loss                                                                                          (9,873)                  (9,873)
Preferred stock redeemed                                                  (2,400)                                          (2,400)
Preferred stock dividend                                                                             (45)                     (45)
Subordinated debentures
  converted to common stock                             275        27                  5,523                                5,550
Stock options exercised and
  surrendered and related
  tax benefit                                             1      --                    1,596                                1,596
Employee stock bonus                                     36         4                    926                                  930
Restricted stock activity                                                                 17                    35             52
Redemption of common stock                          (11,544)   (1,154)              (136,097)    (17,477)                (154,728)
Sale of common stock           10,000      1,000                                     107,230                              108,230

SUCCESSOR COMPANY:
----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997                  10,000      1,000       --        --         --       107,230        --          --        108,230

Net loss                                                                                         (11,372)                 (11,372)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997              10,000      1,000       --        --         --       107,230     (11,372)       --         96,858

Employee stock bonus              111         11                                         667                                  678
Net loss                                                                                        (130,550)                (130,550)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998              10,111      1,011       --        --         --       107,897    (141,922)       --        (33,014)

Employee stock bonus              118         12                                        (288)                                (276)
Stock options exercised            31          3                                                                                3
Net loss                                                                                         (18,303)                 (18,303)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999              10,260     $1,026       --     $  --      $  --     $ 107,609   $(160,225)     $ --      $ (51,590)
==================================================================================================================================

See accompanying notes.

                                                   BELDEN & BLAKE CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)

                                                                                                                  | PREDECESSOR
                                                                                   SUCCESSOR COMPANY              |   COMPANY
                                                                       ------------------------------------------ | -----------
                                                                           YEAR           YEAR        SIX MONTHS  | SIX MONTHS
                                                                          ENDED          ENDED          ENDED     |   ENDED
                                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31, |  JUNE 30,
                                                                           1999           1998           1997     |    1997
                                                                       ------------   ------------   ------------ | ----------
                                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                             |
    Net loss                                                             $(18,303)     $(130,550)     $(11,372)   | $  (9,873)
    Adjustments to reconcile net loss to net cash                                                                 |
       provided by operating activities:                                                                          |
         Depreciation, depletion and amortization                          41,412         68,488        31,694    |    15,366
         Impairment of oil and gas properties and other assets               --          160,690          --      |      --
         Transaction-related expenses                                        --             --            --      |    15,903
         Exploration expense                                                6,442          9,982         5,980    |     4,380
         Deferred income taxes                                            (11,179)       (75,702)       (6,379)   |     3,125
         Loss on disposal of property and equipment                         1,657            100            51    |       356
         Deferred compensation and stock grants                              (565)           993           380    |     1,756
         Change in operating assets and liabilities, net of                                                       |
            effects of purchases of businesses:                                                                   |
              Accounts receivable and other operating assets                5,814          3,203        (5,280)   |     1,237
              Inventories                                                   2,413           (261)          597    |       112
              Accounts payable and accrued expenses                        (7,867)        (1,689)       (4,064)   |     4,800
                                                                         --------      ---------      --------    | ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                 19,824         35,254        11,607    |    37,162
                                                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                             |
    Acquisition of businesses, net of cash acquired                          --          (11,827)      (14,276)   |    (9,263)
    Disposition of businesses, net of cash                                  7,887           --            --      |      --
    Proceeds from property and equipment disposals                          3,011          4,082           785    |       704
    Exploration expense                                                    (6,442)        (9,982)       (5,980)   |    (4,380)
    Additions to property and equipment                                    (2,996)       (38,165)      (23,663)   |   (18,419)
    Decrease (Increase) in other assets                                     2,140         (1,294)         (274)   |    (9,496)
                                                                         --------      ---------      --------    | ---------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        3,600        (57,186)      (43,408)   |   (40,854)
                                                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                             |
    Proceeds from revolving line of credit and long-term debt                --             --            --      |    46,000
    Proceeds from new credit agreement                                     21,000         44,000        24,020    |   104,000
    Proceeds from senior subordinated notes                                  --             --            --      |   225,000
    Sale of common stock                                                     --             --            --      |   108,230
    Repayment of long-term debt and other obligations                     (50,582)       (17,929)       (2,989)   |  (140,325)
    Payment to shareholders and optionholders                                --             --            --      |  (312,164)
    Transaction-related expenses                                             --             --            --      |   (15,903)
    Preferred stock redeemed                                                 --             --            --      |    (2,400)
    Preferred stock dividends                                                --             --            --      |       (45)
    Proceeds from sale of common stock and stock options                        3           --            --      |        15
                                                                         --------      ---------      --------    | ---------
                 NET CASH (USED IN) PROVIDED BY                                                                   |
                   FINANCING ACTIVITIES                                   (29,579)        26,071        21,031    |    12,408
                                                                         --------      ---------      --------    | ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (6,155)         4,139       (10,770)   |     8,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           10,691          6,552        17,322    |     8,606
                                                                         --------      ---------      --------    | ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  4,536      $  10,691      $  6,552    | $  17,322
                                                                         ========      =========      ========    | =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      MERGER
         On March 27, 1997, Belden & Blake Corporation (the "Company") signed a definitive merger agreement with TPG Partners II, L.P. ("TPG"), a private investment partnership, pursuant to which TPG and certain other investors acquired the Company in an all-cash transaction valued at $440 million (the "Acquisition"). Under the terms of the agreement, TPG and such investors paid $27 per share for all common shares outstanding plus an additional amount to redeem certain stock options held by directors and employees. The transaction was completed on June 27, 1997 and for financial reporting purposes has been accounted for as a purchase effective June 30, 1997. The Acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the periods subsequent to June 30, 1997 are presented on the Company's new basis of accounting, while the results of operations for the period ended June 30, 1997 reflects the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

         The following table presents the actual results of operations for the years ended December 31, 1999 and 1998 and the unaudited pro forma results of operations for the year ended December 31, 1997 as if the Acquisition occurred at the beginning of 1996 (in thousands):

                                                               Pro Forma
                                     Actual                   (unaudited)
                           --------------------------         -----------
                             1999              1998              1997
                           --------         ---------          --------
Total revenues             $135,738         $ 154,839          $163,523
Net loss                    (18,303)         (130,550)          (19,970)

         The unaudited pro forma information presented above assumes the transaction-related expenses were incurred prior to the period presented and does not purport to be indicative of the results that actually would have been obtained if the Acquisition had been consummated at the beginning of 1996 and is not intended to be a projection of future results or trends.

         In connection with the Acquisition, the Company entered into a Transaction Advisory Agreement with TPG pursuant to which TPG received a cash financial advisory fee of $5.0 million for services as financial advisor in connection with the Acquisition. The fee is included in the $16.8 million of transaction-related expenses. TPG also will be entitled to receive (but, at its discretion, may waive) fees of up to 1.5% of the transaction value for each subsequent transaction (a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction) entered into by the successor company.

         Certain former officers entered into non-competition agreements with the Company dated March 27, 1997, which became effective contemporaneously with consummation of the Acquisition. These agreements have a term of 36 months and had a total value of $3.0 million at June 27, 1997. The obligation for these agreements is included in the balance sheet.

(2)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
--------
         The Company operates in the oil and gas industry. The Company's principal business is the production, development, acquisition and gathering of oil and gas reserves. Sales of oil are ultimately made to refineries. Sales of natural gas are ultimately made to gas utilities and industrial consumers in Ohio, Michigan, West Virginia, Pennsylvania, New York and Kentucky. The price of oil and natural gas has a significant impact on the Company's working capital and results of operations.

PRINCIPLES OF CONSOLIDATION AND FINANCIAL PRESENTATION
------------------------------------------------------
         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the presentation in 1999.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In performing the review for long-lived asset recoverability during 1998, the Company recorded $148.0 million and $6.9 million of impairments which wrote-down producing properties and other assets, respectively, to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

INTANGIBLE ASSETS
-----------------
         Intangible assets totaling $13.0 million at December 31, 1999, include deferred debt issuance costs, goodwill and other intangible assets and are being amortized over 25 years or the shorter of their respective terms.

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

STOCK-BASED COMPENSATION
------------------------
         The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         Belden & Blake Corporation common stock held in the 401k plan is subject to variable plan accounting. The changes in share value are reported as adjustments to compensation expense. The reduction in share value in 1999 and 1998 resulted in a reduction in compensation expense of $858,000 and $403,000, respectively.

(3)      NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging

Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. On adoption, the provisions of SFAS 133 must be applied prospectively as the cumulative effect of an accounting change. The Company has not determined the impact that SFAS 133 will have on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

(4)      SALE OF SUBSIDIARIES
         In August 1999, the Company and its wholly-owned subsidiary, The Canton Oil and Gas Company ("COG"), completed a stock sale of Target Oilfield Pipe and Supply ("TOPS"), a wholly-owned subsidiary of COG, to an oilfield supply company. The buyer purchased all of the issued and outstanding shares of capital stock of TOPS from COG. The Company recorded a $2.8 million loss on the sale in 1999.

         In November 1999, the Company sold Belden Energy Services Company ("BESCO"), its Ohio retail natural gas marketing subsidiary, to FirstEnergy Corp. ("FirstEnergy"). BESCO was the Company's retail natural gas marketing outlet in Ohio. In the future, that portion of the Company's Ohio natural gas production not committed to existing sales contracts will be sold on the wholesale market. The Company recorded a $1.3 million gain on the sale in 1999.

(5)      ACQUISITIONS
         The following acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of the respective acquisitions.

         During 1998, the Company acquired working interests in oil and gas wells in Ohio, West Virginia, Michigan and New York for approximately $7.6 million. Estimated proved developed reserves associated with the wells totaled
8.8 Bcfe (billion cubic feet of natural gas equivalent) net to the Company's interest at the time of acquisition. The Company also acquired undeveloped properties and other assets for $4.2 million.

         On March 19, 1998, the Company entered into an agreement in principle with FirstEnergy to form an equally-owned joint venture to be named FE Holdings L.L.C. ("FE Holdings") to engage in the exploration, development, production, transportation and marketing of natural gas. Formation of the joint venture was subject to the negotiation and execution of a definitive joint venture agreement. The Company was unable to reach agreement with FirstEnergy regarding certain terms of the joint venture agreement and in June 1998, the Company determined it would not participate in the proposed joint venture. Costs of $373,000 related to the proposed formation of the joint venture and to due diligence associated with a proposed acquisition by FE Holdings were written-off to other nonrecurring expense in 1998.

         During 1997, the Company acquired working interests in oil and gas wells in Ohio, Pennsylvania, West Virginia and Michigan for approximately $13.5 million for the successor company's six months ended December 31, 1997 and $7.8 million for the predecessor company's six months ended June 30, 1997. Estimated proved developed reserves associated with the wells totaled 32.8 Bcf (billion cubic feet) of natural gas and 101,000 Bbls (barrels) of oil net to the Company's interest at the time of the acquisitions.

         The pro forma effects of 1999, 1998 and 1997 (predecessor and successor periods) acquisitions were not material.

(6)      OTHER NONRECURRING EXPENSE
         In August 1999, the Company abandoned an acquisition effort and a proposed public offering of a royalty trust. Approximately $880,000 of costs associated with these efforts were written off in 1999.

         In September 1999, the Company implemented a plan to reduce costs and improve operating efficiencies. The plan included actions to bring the Company's employment level in line with current and anticipated future staffing needs which resulted in staff reductions of approximately 10%. The Company recorded a charge of $2.4 million in 1999 for severance and other costs associated with implementing this plan.

(7)      DETAILS OF BALANCE SHEETS

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                              (IN THOUSANDS)
          ACCOUNTS RECEIVABLE
               Accounts receivable                      $ 13,280       $ 17,859
               Allowance for doubtful accounts            (1,215)        (1,430)
               Oil and gas production receivable          12,626         16,182
               Current portion of notes receivable           610            593
                                                        --------       --------
                                                        $ 25,301       $ 33,204
                                                        ========       ========
          INVENTORIES
               Oil                                      $  1,552       $  1,710
               Natural gas                                    27            974
               Material, pipe and supplies                   527          6,516
                                                        --------       --------
                                                        $  2,106       $  9,200
                                                        ========       ========
          PROPERTY AND EQUIPMENT, GROSS
            OIL AND GAS PROPERTIES
               Producing properties                     $506,266       $507,652
               Non-producing properties                    7,078          7,040
               Other                                      21,171         21,145
                                                        --------       --------
                                                        $534,515       $535,837
                                                        ========       ========
            LAND, BUILDINGS, MACHINERY AND EQUIPMENT
               Land, buildings and improvements         $  6,592       $  8,540
               Machinery and equipment                    17,650         20,011
                                                        --------       --------
                                                        $ 24,242       $ 28,551
                                                        ========       ========
          ACCRUED EXPENSES
               Accrued expenses                         $  9,500       $ 12,796
               Accrued drilling and completion costs         615          4,217
               Accrued income taxes                          190            241
               Ad valorem and other taxes                  3,733          3,570
               Compensation and related benefits           2,324          2,752
               Undistributed production revenue            6,662          5,797
                                                        --------       --------
                                                        $ 23,024       $ 29,373
                                                        ========       ========

(8)      LONG-TERM DEBT
         Long-term debt consists of the following (in thousands):

                                             DECEMBER 31,
                                        ---------------------
                                          1999         1998
                                        --------     --------
          Revolving line of credit      $114,000     $154,000
          Term loans                      14,000         --
          Senior subordinated notes      225,000      225,000
          Other                              180          276
                                        --------     --------
                                         353,180      379,276
          Less current portion            50,019       28,098
                                        --------     --------
          Long-term debt                $303,161     $351,178
                                        ========     ========

         On June 27, 1997, the Company completed a private placement (pursuant to Rule 144A) of $225 million of 9 7/8% Senior Subordinated Notes, Series A, which mature on June 15, 2007. The notes were issued under an indenture which requires interest to be paid semiannually on June 15 and December 15 of each year, commencing December 15, 1997. The notes are subordinate to the senior revolving credit agreement and the term loans. In September 1997, the Company completed a registration statement on Form S-4 providing for an exchange offer under which each Series A Senior Subordinated Note would be exchanged for a Series B Senior Subordinated Note. The terms of the Series B Notes are the same in all respects as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933 and therefore will not be subject to certain restrictions on transfer.

         The notes are redeemable in whole or in part at the option of the Company, at any time on or after June 15, 2002, at the redemption prices set forth below plus, in each case, accrued and unpaid interest, if any, thereon.

                  YEAR                                              PERCENTAGE
                  ----                                              ----------
                  2002.........................................      104.938%
                  2003.........................................      103.292%
                  2004.........................................      101.646%
                  2005 and thereafter..........................      100.000%

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

         On June 27, 1997, the Company also entered into a senior revolving credit agreement with several lenders. These lenders committed, subject to compliance with the borrowing base, to provide the Company with revolving credit loans of up to $200 million, of which $25 million will be available for the issuance of letters of credit. The credit agreement is a senior revolving credit facility which is secured by substantially all of the Company's assets. The borrowing base is determined by an evaluation of the Company's proved developed reserves, proved undeveloped reserves and related processing and gathering assets and other assets of the Company, adjusted by the engineering committee of the bank in accordance with their standard oil and gas lending practices. If less than 75% of the borrowing base is utilized, the borrowing base will be redetermined annually. If more than 75% of the borrowing base is utilized, the borrowing base will be redetermined semiannually.

         The Company's borrowing base at December 31, 1998 was $170 million. On January 15, 1999, the Company's borrowing base was redetermined at $126 million. The Company had $154 million outstanding under this agreement at December 31, 1998 which resulted in a borrowing base deficiency of $28 million. The Company agreed with the lenders to reduce this deficiency by $14 million on March 22, 1999 and by the remaining $14 million on May 10, 1999.

         On March 22, 1999, the Company made the $14 million payment to reduce the outstanding amount under the credit agreement to $140 million. On May 10, 1999, the Company and its lenders further amended the credit agreement to increase the Company's borrowing base to $136 million, subject to redetermination in November 1999, and the Company paid $4 million to reduce the outstanding loan balance to $136 million. The funds for these payments were provided by internally generated cash flow and $14 million in term loans provided by Chase Manhattan Bank. The Company was further required to make additional payments of $5 million on the earlier of the receipt of aggregate proceeds from asset sales totaling $5 million or August 10, 1999 and $5 million on November 9, 1999, which would lower the borrowing base and outstanding balance to $126 million. The Company paid $5 million on July 29, 1999 and $6 million on September 10, 1999 to reduce the outstanding balance to $125 million at September 30, 1999. Future borrowing base revisions require approval from all lenders and any deficiency must be repaid within 30 days of the effective date of the redetermination. The amended agreement increased the interest rate to LIBOR (London Interbank Offering Rate) plus 2.5% and provided certain covenant ratio relief. The Company paid approximately $2 million in fees to the lenders and expenses associated with the amendment.

         On December 14, 1999, the Company and its bank group further amended the credit agreement. The revolving credit commitment in the amended agreement provides for a $75 million revolving portion which matures on June 27, 2002 and a $50 million term portion which matures on March 31, 2000. The borrowing base on the revolving portion will remain at $75 million until the earlier of (i) the sale of Peake Energy, Inc. ("Peake") (See Note 21) and (ii) the redetermination of the borrowing base in the ordinary course, pursuant to the terms of the existing credit agreement. The Company paid approximately $900,000 in fees to the lenders and expenses associated with the amendment and wrote off $1.9 million of unamortized deferred loan costs due to the modification of the borrowing base. The amended agreement also increased the interest rate from LIBOR plus 2.5% to LIBOR plus 3.5% until the $50 million term portion is paid in full and thereafter a range of LIBOR plus 2.5% to 3.0% based on the percent of the borrowing base usage. The amendment also replaced certain financial covenants with a minimum EBITDA (EBITDAX) test. Proceeds from the Peake sale will be used to repay and permanently reduce the revolving credit commitment by an amount equal to the proceeds up to $60 million and 25% of the proceeds in excess of $60 million. The reduction in the revolving credit commitment shall be applied, first, to the term portion and, second, to the revolving portion.

         In March 2000, the Company obtained the unanimous consent of its bank group to further amend the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000.

         At December 31, 1999, the outstanding balance under the credit agreement was $114 million. This included $64 million under the revolving portion of the facility and $50 million under the term portion. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.50% at December 31, 1999. The Company's $14 million in term loans from Chase Manhattan Bank are due on January 1, 2001 with interest payable at LIBOR plus 2.5%. If the bank group materially reduces the borrowing base there is no assurance that the Company could meet the required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The credit agreement contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit agreement, the Company is required to maintain specified financial ratios and tests, including minimum interest coverage ratios and maximum leverage ratios. The agreement requires a minimum working capital ratio of 1.00 to 1.00. As of December 31, 1999 the Company's working capital ratio was .45 to 1.00. As part of the May 10, 1999 amendment, the Company and its lenders have agreed to exclude the current portion of certain long term debt from this calculation. After making these adjustments the working capital ratio as of December 31, 1999 was 1.25 to 1.00.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. During October 1997, the Company entered into two interest rate swap arrangements covering $90 million of debt. The Company swapped $40 million of floating three-month LIBOR for a fixed rate of 7.485% (which includes an applicable margin of 1.5%) for three years, extendible at the institution's option for an additional two years. The Company also swapped $50 million of floating three-month LIBOR for a fixed rate of 7.649% (which includes an applicable margin of 1.5%) for five years. During June 1998, the Company entered into a third interest rate swap covering $50 million of debt. The Company swapped $50 million of floating rate three-month LIBOR for a fixed rate of 7.2825% (which includes an applicable margin of 1.5%) for three years. On December 27, 1999 the Company terminated $20 million of the third interest rate swap. Effective with the May 10, 1999 amendment to the credit agreement, the applicable margin relating to these swaps was increased from 1.5% to 2.5%. Effective with the December 14, 1999 amendment to the credit agreement, the applicable margin relating to these swaps was increased from 2.5% to 3.5%.

         On April 3, 1997, the Company gave notice of redemption of all of the outstanding 9.25% convertible subordinated debentures for 104% of face value. Redemption of these debentures occurred June 10, 1997 when holders of the debentures elected to convert them into 275,425 shares of common stock in the predecessor company.

         At December 31, 1999, the aggregate long-term debt maturing in the next five years is as follows: $50,019,000 (2000); $14,019,000 (2001); $64,019,000
(2002); $19,000 (2003); $4,000 (2004); and $225,100,000 (2005 and thereafter).

(9)      LEASES
         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $1.9 million, $2.2 million and $1.0 million for the successor company's years ended December 31, 1999 and 1998 and six months ended December 31, 1997, respectively, and $1.0 million for the predecessor company's six months ended June 30, 1997. Future commitments under leasing arrangements were not significant at December 31, 1999.

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

(11)     STOCK OPTION PLANS
         In connection with the Acquisition, certain executives of the predecessor company had agreed that they would not exercise or surrender certain stock options granted under the Company's 1991 stock option plan having an aggregate value of $1.8 million at June 27, 1997, based on the intrinsic value of the options (the difference between the exercise price of the options and a purchase price of $27 per share). These options were exchanged for 165,083 in new stock options of the successor company based on the intrinsic value of the predecessor company's options at the date of the transaction. As of December 31, 1999 there were 133,915 of these options outstanding.

         Under the Company's 1991 employee stock option plan the Company was authorized to issue up to 1,070,000 shares of common stock to officers and employees. All options outstanding under the 1991 plan were surrendered for cash in the Acquisition except for options to purchase 133,915 shares which are currently outstanding. No additional options may be granted under the 1991 plan.

         The Company has a 1997 non-qualified stock option plan under which it is authorized to issue up to 1,000,000 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. As of December 31, 1999, options to purchase 622,383 shares were outstanding under the plan. These options become exercisable as to one fourth of the shares one year from the date of grant and an additional one twelfth of the shares on every three month anniversary thereafter.

         The Company has a Non-Employee Directors Stock Option Plan authorizing the issuance of up to 120,000 shares of common stock. The exercise price of options under the Plan is equal to the fair market value on the date of grant. Options expire on the tenth anniversary of the grant date. The options become exercisable on the anniversary of the grant date at a rate of one third of the shares each year. No options may be granted under this plan and no options were outstanding at December 31, 1999.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. There were no options granted in 1998. There were 303,491 options granted in 1999 and 318,892 options were repriced in 1999 which had an immaterial effect on compensation expense in 1999.

         Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1999, respectively: risk-free interest rates of 6.1% and 6.2%; volatility factor of the expected market price of the Company's common stock of near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net loss for the successor company's years ended December 31, 1999 and 1998 and six months ended December 31, 1997 were not material. The Company's pro forma information for the predecessor company's six months ended June 30, 1997 was a net loss of $12.4 million.

         The effects of applying Statement 123 for providing pro forma disclosures are not indicative of future amounts until the new rules are applied to all outstanding, nonvested awards.

         Stock option activity under the three plans consisted of the following:

                                                     SUCCESSOR COMPANY      |     PREDECESSOR COMPANY
                                                  ------------------------  |  -------------------------
                                                                  WEIGHTED  |                   WEIGHTED
                                                                  AVERAGE   |                   AVERAGE
                                                  NUMBER OF       EXERCISE  |  NUMBER OF        EXERCISE
                                                   SHARES          PRICE    |   SHARES           PRICE
                                                  ---------       --------  |  ---------        --------
                                                                            |
BALANCE AT DECEMBER 31, 1996                                                |   803,500          16.31
     Exercised                                                              |      (937)         16.38
     Surrendered                                                            |  (598,063)         15.61
     Re-quantified and repriced                     165,083        $  .10   |  (204,500)         18.34
     Granted                                        652,624         10.82   |       --
                                                  ---------                 |  --------
BALANCE AT DECEMBER 31, 1997                        817,707          8.66   |      --
                                                  ---------                 |  ========
BALANCE AT DECEMBER 31, 1998                        817,707          8.66   |
                                                  ---------                 |
     Granted                                        303,491          1.26   |
     Forfeitures                                  (333,632)         10.82   |
     Exercised                                     (31,268)           .13   |
     Reissued and repriced                        (318,892)         10.82   |
     Reissued and repriced                          318,892           .01   |
                                                  ---------                 |
BALANCE AT DECEMBER 31, 1999                        756,298           .53   |
                                                  =========                 |
OPTIONS EXERCISABLE AT DECEMBER 31, 1999            133,915        $  .10   |
                                                  =========

         The weighted average fair value of options granted during 1999 was $.50. No options were granted in 1998. The weighted average fair value of options granted during 1997 was $1.98. The exercise price for the options outstanding as of December 31, 1999 ranged from $.01 to $10.82 per share. At December 31, 1999 the weighted average remaining contractual life of the outstanding options is 9.3 years.

(12)     TAXES
         The (benefit) provision for income taxes on continuing operations includes the following (in thousands):

                                                                    | PREDECESSOR
                                       SUCCESSOR COMPANY            |   COMPANY
                            --------------------------------------- | -----------
                                                        SIX MONTHS  | SIX MONTHS
                            YEAR ENDED DECEMBER 31,       ENDED     |   ENDED
                            -----------------------    DECEMBER 31, |  JUNE 30,
                               1999          1998         1997      |    1997
                             --------      --------    ------------ | ----------
                                                                    |
          CURRENT                                                   |
                 Federal     $   --        $   (503)     $  (345)   |  $(1,397)
                 State           --            --            (41)   |     (111)
                             --------      --------      -------    |  -------
                                 --            (503)        (386)   |   (1,508)
          DEFERRED                                                  |
                 Federal      (10,449)      (69,976)      (6,038)   |    2,945
                 State           (730)       (5,726)        (341)   |      180
                             --------      --------      -------    |  -------
                              (11,179)      (75,702)      (6,379)   |    3,125
                             --------      --------      -------    |  -------
                 TOTAL       $(11,179)     $(76,205)     $(6,765)   |  $ 1,617
                             ========      ========      =======    |  =======

         The effective tax rate for continuing operations differs from the U.S. federal statutory tax rate as follows:

                                                                                            | PREDECESSOR
                                                                     SUCCESSOR COMPANY      |   COMPANY
                                                              ----------------------------- | -----------
                                                                YEAR ENDED      SIX MONTHS  | SIX MONTHS
                                                               DECEMBER 31,       ENDED     |   ENDED
                                                              --------------   DECEMBER 31, |  JUNE 30,
                                                              1999      1998       1997     |    1997
                                                              ----      ----   ------------ | ----------
                                                                                            |
          Statutory federal income tax rate                   35.0%     35.0%      35.0%    |    35.0%
          Increases (reductions) in taxes resulting from:                                   |
              State income taxes, net of federal tax                                        |
              benefit                                          2.0       2.0        2.0     |     (.8)
              Nonconventional fuel source tax credits          --        --         --      |    (3.8)
              Transaction-related expenses                     --        --         --      |   (49.9)
              Statutory depletion                              --        --         0.5     |     --
              Other, net                                       0.9      (0.1)      (0.2)    |     --
                                                              ----      ----       ----     |   -----
          Effective income tax rate for the period            37.9%     36.9%      37.3%    |   (19.5)%
                                                              ====      ====       ====     |   =====

         Significant components of deferred income tax liabilities and assets are as follows (in thousands):

                                                        DECEMBER 31,    DECEMBER 31,
                                                            1999           1998
                                                        ------------    ------------
          Deferred income tax liabilities:
               Property and equipment, net                 $48,619        $55,017
               Other, net                                      625            534
                                                           -------        -------
                 Total deferred income tax liabilities      49,244         55,551
          Deferred income tax assets:
               Accrued expenses                              1,446          2,178
               Inventories                                      17             15
               Net operating loss carryforwards             30,014         24,515
               Tax credit carryforwards                        699            744
               Other, net                                      708            483
               Valuation allowance                          (2,053)        (1,976)
                                                           -------        -------
                 Total deferred income tax assets           30,831         25,959
                                                           -------        -------
                 Net deferred income tax liability         $18,413        $29,592
                                                           =======        =======

               Long-term liability                         $20,419        $32,041
               Current asset                                (2,006)        (2,449)
                                                           -------        -------
                 Net deferred income tax liability         $18,413        $29,592
                                                           =======        =======

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1999 relates principally to certain net operating loss carryforwards which management estimates will expire before they can be utilized.

         At December 31, 1999, the Company had approximately $81 million of net operating loss carryforwards available for federal income tax reporting purposes. Approximately $1 million of the net operating loss carryforwards are limited as to their annual utilization as a result of prior ownership changes. These net operating loss carryforwards, if unused, will expire from 2001 to 2006. The remaining net operating loss carryforwards will expire in 2012 and 2019. The Company has alternative minimum tax credit carryforwards of approximately $700,000 which have no expiration date. The Company has approximately $700,000 of statutory depletion carryforwards, which have no expiration date.

(13)     PROFIT SHARING AND RETIREMENT PLANS
         The Company has a non-qualified profit sharing arrangement under which the Company contributes discretionary amounts determined by the compensation committee of its Board of Directors. Amounts are allocated to substantially all employees based on relative compensation. The Company contributed $845,000, $938,000 and $749,500 for the successor company's years ended December 31, 1999 and 1998 and six months ended December 31, 1997, respectively, and $588,900 for the predecessor company's six months ended June 30, 1997 to the profit sharing plan. The 1999 amount was paid in cash. For the 1998 and 1997 periods one half was paid in cash and one half was paid in shares of the Company's common stock contributed into each eligible employee's 401(k) plan account. Additional discretionary bonuses are also made.

         The Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary contributions which the Company matches $.50 for every $1.00 contributed up to 6% of an employee's annual compensation. Prior to January 1, 1998, the Company matched $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense amounted to $830,000, $867,000 and $285,000 for the successor company's years ended December 31, 1999 and 1998 and six months ended December 31, 1997, respectively, and $266,000 for the predecessor company's six months ended June 30, 1997.

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

(15)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                          | PREDECESSOR
                                                                          SUCCESSOR COMPANY               |   COMPANY
                                                              ------------------------------------------  | -----------
                                                                                             SIX MONTHS   |  SIX MONTHS
                                                              YEAR ENDED DECEMBER 31,          ENDED      |    ENDED
                                                              -----------------------       DECEMBER 31,  |   JUNE 30,
(IN THOUSANDS)                                                  1999            1998            1997      |    1997
                                                              -------         -------       ------------  |  ----------
                                                                                                          |
          CASH PAID DURING THE PERIOD FOR:                                                                |
               Interest                                       $34,426         $32,048          $13,867    |    $4,153
               Income taxes, net of refunds                      --            (1,970)          (1,517)   |       288
          NON-CASH INVESTING AND FINANCING ACTIVITIES:                                                    |
               Acquisition of assets in exchange for                                                      |
                  long-term liabilities                           125             415             --      |       792
               Non-compete agreement and related                                                          |
               obligation                                         705            --               --      |      --
               Debentures converted to common stock              --              --               --      |     5,550

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long-term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $225 million in senior subordinated notes had an approximate fair value of $108 million at December 31, 1999 based on rates available for similar instruments. The estimated fair value of interest rate swaps was an unrealized gain of $1.2 million at December 31, 1999 based on current market prices.

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. Under the deferral method, gains and losses on these instruments are deferred on the balance sheet and are included as an adjustment to gas revenue for the production being hedged in the contract month. The Company incurred pre-tax gains on its hedging activities of $1.2 million in 1999, $1.5 million in 1998 and a loss on its hedging activities of $116,000 in 1997.

         As of December 31, 1999, the Company had hedged 9.1 Bcf of 2000 and 2001 natural gas production at a weighted average NYMEX price of $2.41 per Mcf (thousand cubic feet) which represented a net unrealized gain of $300,000. On February 22, 2000, the Company entered into a transaction which effectively terminated 2.1 Bcf of these hedges. As of February 29, 2000, the Company had hedges totaling 6.0 Bcf and an estimated net unrealized loss of $2.5 million on its natural gas hedging activities.

(17)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES
         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS 69.

                                                                              | PREDECESSOR
                                                 SUCCESSOR COMPANY            |   COMPANY
                                     ---------------------------------------- | -----------
                                                                  SIX MONTHS  |  SIX MONTHS
                                     YEAR ENDED DECEMBER 31,        ENDED     |     ENDED
                                     -----------------------     DECEMBER 31, |   JUNE 30,
          (IN THOUSANDS)               1999           1998           1997     |     1997
                                      ------        -------      ------------ |  ----------
                                                                              |
          Acquisition costs                                                   |
           Proved properties          $ --          $ 9,194        $13,501    |   $ 9,249
           Unproved properties           855          1,857          1,342    |     1,267
          Developmental costs            186         30,090         21,822    |    11,322
          Exploratory costs            6,442          9,982          5,980    |     4,380

         The amounts reflected in the above table do not include the effects of purchase accounting which resulted from the Acquisition. See Note 1.

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

         The estimates of proved developed reserves have been reviewed by independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers and the December 31, 1998 and 1999 proved undeveloped reserves have been reviewed by independent petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the periods indicated:

                                      SUCCESSOR COMPANY               PREDECESSOR COMPANY                      TOTAL
                                  --------------------------      ----------------------------      ---------------------------
                                     OIL             GAS             OIL              GAS              OIL              GAS
                                    (BBLS)          (MCF)           (BBLS)           (MCF)            (BBLS)           (MCF)
                                  ---------      -----------      ----------      ------------      ----------      -----------
DECEMBER 31, 1996                                                  7,388,906       288,603,353       7,388,906      288,603,353
Extensions and discoveries          244,242       26,550,917         282,999        12,142,158         527,241       38,693,075
Purchase of reserves in place        78,149       20,093,436          71,905        13,191,547         150,054       33,284,983
Sale of reserves in place           (12,780)        (400,196)        (21,196)         (337,814)        (33,976)        (738,010)
The Acquisition                   6,514,982      276,776,629      (6,514,982)     (276,776,629)
Revisions of previous estimates    (899,930)     (16,909,297)       (826,900)      (24,075,426)     (1,726,830)     (40,984,723)
Production                         (372,651)     (14,466,129)       (380,732)      (12,747,189)       (753,383)     (27,213,318)
                                  ---------      -----------      ----------      ------------      ----------      -----------
DECEMBER 31, 1997                 5,552,012      291,645,360            --                --         5,552,012      291,645,360
Extensions and discoveries          255,101       29,330,826                                           255,101       29,330,826
Purchase of reserves in place        33,899       20,295,868                                            33,899       20,295,868
Sale of reserves in place           (21,209)      (6,939,240)                                          (21,209)      (6,939,240)
Revisions of previous estimates    (808,599)      11,066,042                                          (808,599)      11,066,042
Production                         (768,415)     (30,139,996)                                         (768,415)     (30,139,996)
                                  ---------      -----------      ----------      ------------      ----------      -----------
DECEMBER 31, 1998                 4,242,789      315,258,860            --                --         4,242,789      315,258,860
Extensions and discoveries           12,530          416,442                                            12,530          416,442
Purchase of reserves in place          --               --                                                --               --
Sale of reserves in place           (29,445)        (632,049)                                          (29,445)        (632,049)
Revisions of previous estimates   3,185,892       18,636,407                                         3,185,892       18,636,407
Production                         (713,146)     (26,988,410)                                         (713,146)     (26,988,410)
                                  ---------      -----------      ----------      ------------      ----------      -----------
DECEMBER 31, 1999                 6,698,620      306,691,250            --                --         6,698,620      306,691,250
                                  =========      ===========      ==========      ============      ==========      ===========
PROVED DEVELOPED RESERVES
December 31, 1997                 4,830,163      251,851,000                                         4,830,163      251,851,000
                                  =========      ===========                                         =========      ===========
December 31, 1998                 3,973,772      280,668,600                                         3,973,772      280,668,600
                                  =========      ===========                                         =========      ===========
DECEMBER 31, 1999                 5,897,504      267,941,800                                         5,897,504      267,941,800
                                  =========      ===========                                         =========      ===========

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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:

                                                                       DECEMBER 31,
                                                         ----------------------------------------
                                                            1999           1998           1997
                                                         ---------      ---------      ---------
                                                                (IN THOUSANDS)
          Estimated future cash inflows (outflows)
               Revenues from the sale of oil and gas     $ 957,046      $ 818,401      $ 876,464
               Production and development costs           (411,881)      (340,321)      (355,165)
                                                         ---------      ---------      ---------
          Future net cash flows before income taxes        545,165        478,080        521,299
          Future income taxes                             (124,561)      (102,358)      (130,306)
                                                         ---------      ---------      ---------
          Future net cash flows                            420,604        375,722        390,993
          10% timing discount                             (203,716)      (167,059)      (171,273)
                                                         ---------      ---------      ---------
          Standardized measure of discounted
               future net cash flows                     $ 216,888      $ 208,663      $ 219,720
                                                         =========      =========      =========

         The principal sources of changes in the standardized measure of future net cash flows are as follows (the successor and predecessor periods are combined in 1997 for purposes of this presentation):

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
                                                               (IN THOUSANDS)
          Beginning of year                              $208,663      $219,720      $259,229
          Sale of oil and gas, net of
              production costs                            (54,059)      (60,330)      (61,088)
          Extensions and discoveries, less
              related estimated future
              development and production costs              1,233        30,821        54,979
          Purchase of reserves in place less
              estimated future production costs              --          10,528        33,233
          Sale of reserves in place less
              estimated future production costs              (578)       (3,373)         (588)
          Revisions of previous quantity estimates         31,128          (673)      (43,111)
          Net changes in prices and production costs       32,836       (30,512)      (73,956)
          Change in income taxes                           (2,729)       24,977        19,618
          Accretion of 10% timing discount                 25,656        29,259        35,596
          Changes in production rates (timing)
              and other                                   (25,262)      (11,754)       (4,192)
                                                         --------      --------      --------
          End of year                                    $216,888      $208,663      $219,720
                                                         ========      ========      ========

(18)     INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

MAJOR CUSTOMERS
---------------
         No customer accounted for more than 10% of consolidated revenue during the years ended December 31, 1999 and 1998 and the six months ended June 30, 1997 and December 31, 1997.

(19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         The results of operations for the four quarters of 1999 and 1998 are shown below (in thousands).

                                                   FIRST         SECOND        THIRD        FOURTH
                                                  -------       -------       -------     ---------
          1999
          ----
          Sales and other operating revenues      $34,253       $33,099       $30,686     $  32,704
          Gross profit                              1,523         1,516         2,297         4,879
          Net loss                                 (4,157)       (4,854)       (7,691)       (1,601)

                                                   FIRST         SECOND        THIRD        FOURTH
                                                  -------       -------       -------     ---------
          1998
          ----
          Sales and other operating revenues      $39,126       $37,614       $34,803     $  38,870
          Gross loss                                 (680)       (3,773)       (3,646)       (4,092)
          Net loss                                 (6,271)       (8,230)       (8,086)     (107,963)(1)

         (1) The net loss in the fourth quarter of 1998 includes pre-tax impairment losses of $160.7 million. See note 2.

(20)     SALE OF TAX CREDIT PROPERTIES
         In March 1998, the Company sold certain interests that qualify for the nonconventional fuel source tax credit. The interests were sold for approximately $730,000 in cash and a volumetric production payment under which 100% of the cash flow from the properties will go to the Company until approximately 10.8 Bcf of gas has been produced and sold. In addition to receiving 100% of the cash flow from the properties, the Company will receive quarterly incentive payments based on production from the interests. The Company has the option to repurchase the interests at a future date.

(21)     SUBSEQUENT EVENTS

         On March 17, 2000, the Company sold the stock of Peake, a wholly owned subsidiary, to North Coast Energy, Inc. ("North Coast"), an independent oil and gas company, with an effective date of January 1, 2000. The sale included substantially all of the Company's oil and gas properties in West Virginia and Kentucky. The sale resulted in net proceeds of approximately $69 million.

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe and proved undeveloped reserves of approximately 3.7 Bcfe. Peake's reserves represented 20.2% of the Company's total proved reserves.

         In March 2000, the Company obtained the unanimous consent of its bank group to further amend the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000.