Form 10-Q
period 2000-03-31
BELDEN & BLAKE CORP /OH/
filed 2000-05-12
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the period ended March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to ________

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


As of April 30, 2000, Belden & Blake Corporation had outstanding 10,256,487 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

-------------------------------------------------------------------------------------------------------------------


                                                                                                                PAGE
PART I        Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of March 31, 2000 and
                          December 31, 1999......................................................                1

                       Consolidated Statements of Operations for the three
                          months ended March 31, 2000 and 1999...................................                2

                       Consolidated Statements of Shareholders' Equity (Deficit)
                          for the three months ended March 31, 2000 and the
                          years ended December 31, 1999 and 1998.................................                3

                       Consolidated Statements of Cash Flows for the three
                          months ended March 31, 2000 and 1999...................................                4

                       Notes to Consolidated Financial Statements................................                5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................                7

PART II       Other Information

              Item 6.  Exhibits and Reports on Form 8-K..........................................               10

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     MARCH 31,         DECEMBER 31,
                                                                       2000                1999
                                                                   =============      =============
                                                                    (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                     $       6,432      $       4,536
     Accounts receivable, net                                             17,179             25,301
     Inventories                                                           1,831              2,106
     Deferred income taxes                                                 2,044              2,006
     Other current assets                                                  6,631              1,154
                                                                   -------------      -------------
                TOTAL CURRENT ASSETS                                      34,117             35,103

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  400,963            534,515
     Gas gathering systems                                                13,476             22,193
     Land, buildings, machinery and equipment                             22,294             24,242
                                                                   -------------      -------------
                                                                         436,733            580,950
     Less accumulated depreciation, depletion and amortization           193,550            280,047
                                                                   -------------      -------------
                PROPERTY AND EQUIPMENT, NET                              243,183            300,903

OTHER ASSETS                                                              14,107             14,689
                                                                   -------------      -------------
                                                                   $     291,407      $     350,695
                                                                   =============      =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
     Accounts payable                                              $       4,138      $       4,132
     Accrued expenses                                                     24,253             23,024
     Current portion of long-term liabilities                             14,427             50,979
                                                                   -------------      -------------
                TOTAL CURRENT LIABILITIES                                 42,818             78,135

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        43,160             78,161
     Senior subordinated notes                                           225,000            225,000
     Other                                                                   781                570
                                                                   -------------      -------------
                                                                         268,941            303,731

DEFERRED INCOME TAXES                                                     23,487             20,419

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,256,487 and 10,260,457 shares                    1,026              1,026
     Paid in capital                                                     107,616            107,609
     Deficit                                                            (152,481)          (160,225)
                                                                   -------------      -------------
                TOTAL SHAREHOLDERS' DEFICIT                              (43,839)           (51,590)
                                                                   -------------      -------------
                                                                   $     291,407      $     350,695
                                                                   =============      =============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                              THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------
                                                                2000               1999
                                                            -------------      -------------
REVENUES
     Oil and gas sales                                      $      19,812      $      18,964
     Gas gathering, marketing, and oilfield sales
       and service                                                  7,240             15,293
     Other                                                            833              1,099
                                                            -------------      -------------
                                                                   27,885             35,356
EXPENSES
     Production expense                                             5,430              5,089
     Production taxes                                                 762                792
     Gas gathering, marketing, and oilfield sales
       and service                                                  5,925             14,156
     Exploration expense                                              937              1,611
     General and administrative expense                               932              1,073
     Franchise, property and other taxes                              165                179
     Depreciation, depletion and amortization                       8,986             10,942
     Other nonrecurring expense                                        24                 --
                                                            -------------      -------------
                                                                   23,161             33,842
                                                            -------------      -------------
OPERATING INCOME                                                    4,724             1,514

     Gain on sale of subsidiary and other income                   14,426                 --
     Interest expense                                              (8,286)            (8,439)
                                                            -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                                  10,864             (6,925)
     Provision (benefit) for income taxes                           3,120             (2,768)
                                                            -------------      -------------
NET INCOME (LOSS)                                           $       7,744      $      (4,157)
                                                            =============      =============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                                     TOTAL
                                         COMMON        COMMON          PAID IN                       EQUITY
                                         SHARES         STOCK          CAPITAL         DEFICIT      (DEFICIT)
                                     ============  ==============  ==============  ==============  ============

JANUARY 1, 1998                           10,000      $   1,000      $  107,230      $   (11,372)    $   96,858

Employee stock bonus                         111             11             667                             678
Net loss                                                                                (130,550)      (130,550)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         10,111          1,011         107,897         (141,922)       (33,014)

Employee stock bonus                         118             12            (288)                           (276)
Stock options exercised                       31              3                                               3
Net loss                                                                                 (18,303)       (18,303)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                         10,260          1,026         107,609         (160,225)       (51,590)

Other                                         (4)                             7                               7
Net income                                                                                 7,744          7,744
----------------------------------------------------------------------------------------------------------------
MARCH 31, 2000 (UNAUDITED)                10,256      $   1,026      $  107,616      $  (152,481)    $  (43,839)
================================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                            2000                 1999
                                                                      ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $       7,744        $      (4,157)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                               8,986               10,942
       Gain on sale of subsidiary                                           (13,155)                  --
       Loss (gain) on disposal of property and equipment                         42                  (82)
       Exploration expense                                                      937                1,611
       Deferred income taxes                                                  3,030               (2,768)
       Deferred compensation and stock grants                                    --                 (299)
       Change in operating assets and liabilities, net of
         effects of disposition of subsidiary:
            Accounts receivable and other operating assets                   (1,439)               6,912
            Inventories                                                         (25)               1,467
            Accounts payable and accrued expenses                             2,978               (3,545)
              NET CASH PROVIDED BY OPERATING ACTIVITIES              ---------------    -----------------
                                                                              9,098               10,081
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of subsidiary, net of cash                                     69,031                   --
  Proceeds from property and equipment disposals                                 82                  271
  Exploration expense                                                          (937)              (1,611)
  Additions to property and equipment                                        (3,484)                (365)
  (Increase) decrease in other assets                                          (311)                 122
                                                                     ---------------    -----------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            64,381               (1,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and term loan                          --                9,000
  Repayment of long-term debt and other obligations                        (71,583)             (14,449)
                                                                    ---------------    -----------------
              NET CASH USED IN FINANCING ACTIVITIES                        (71,583)              (5,449)
                                                                    ---------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,896                3,049

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             4,536               10,691
                                                                    ---------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        6,432     $         13,740
                                                                    ===============    =================
CASH PAID DURING THE PERIOD FOR:
  Interest                                                          $        3,542     $          2,927

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term obligations       $          239     $            125



See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 2000
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to conform to the current presentation.

(2)      CREDIT AGREEMENT
         On March 21, 2000, the Company and its bank group amended the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000. Future borrowing base revisions require approval from all lenders.

         At March 31, 2000, the outstanding balance under the credit agreement was $43 million. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.04% at March 31, 2000. In addition to its revolving credit facility the Company has $14 million in term loans outstanding from Chase Manhattan Bank with interest payable at LIBOR plus 2.5% which are due on January 1, 2001. If the bank group materially reduces the borrowing base in November 2000 any borrowing base deficiency must be repaid within thirty days of the effective date of the redetermination. There is no assurance that the Company could meet such required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The Company is required to maintain specified financial ratios and tests. The consolidated interest expense and EBITDA (EBITDAX) used for the covenant calculations at each period will be calculated on a pro forma basis as if the sale of Peake Energy, Inc. ("Peake") (see Note 3) had occurred on the first day of each period. The Company is required to maintain a senior debt interest coverage ratio of at least 3.50 to 1.00, a senior debt leverage ratio greater than 3.50 to 1.00 and a minimum EBITDAX of at least $36 million for each trailing four quarter period. The agreement also requires a minimum working capital ratio of 1.00 to 1.00. As of March 31, 2000, the Company's working capital ratio was .80 to 1.00. The Company and its lenders have agreed to include the Company's available borrowing base and exclude the current portion of certain long-term debt from this calculation. After making these adjustments the working capital ratio as of March 31, 2000 was 1.87 to 1.00. The Company satisfied all financial covenants as of March 31, 2000.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At
March 31, 2000, the Company had remaining swap arrangements covering $40 million of debt which terminate in October 2000 unless extended at the institution's option for an additional two years.

(3)      SALE OF PEAKE ENERGY, INC.
         On March 17, 2000, the Company sold the stock of Peake, a wholly owned subsidiary, to North Coast Energy, Inc., an independent oil and gas company, with an effective date of January 1, 2000. The sale included substantially all of the Company's oil and gas properties in West Virginia and Kentucky. The sale resulted in net proceeds of approximately $69 million. The Company recorded a $13.2 million gain on the sale in the first quarter of 2000.

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe (billion cubic feet of natural gas equivalent) and proved undeveloped reserves of approximately 3.7 Bcfe. Peake's reserves represented 20.2% of the Company's total proved reserves. The unaudited pro forma results of operations for the three month periods ended March 31, 2000 and 1999 are as follows: revenues of $23.8 million and $31.4 million, respectively. The pro forma effects on net income were not material. The unaudited pro forma information presented above assumes the disposition occurred prior to each period presented and does not purport to be indicative of the results that actually would have been obtained and is not intended to be a projection of future results or trends.

(4)      INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table presents certain information with respect to the oil and gas operations of the Company:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                    -------------------------
                                       2000            1999
                                    -----------    ----------
PRODUCTION
  Gas (Mmcf)                             5,877          6,998
  Oil (Mbbls)                              163            196
  Total production (Mmcfe)               6,858          8,171
AVERAGE PRICE
  Gas (per Mcf)                     $     2.65     $     2.40
  Oil (per Bbl)                          25.98          11.24
  Mcfe                                    2.89           2.32
AVERAGE COSTS (PER MCFE)
  Production expense                      0.79           0.62
  Production taxes                        0.11           0.10
  Depletion                               0.96           1.05
GROSS MARGIN (PER MCFE)                   1.99           1.60

MMCF - MILLION CUBIC FEET     MBBLS - MILLION BARRELS     MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF - THOUSAND CUBIC FEET     BBL - BARREL                MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT

RESULTS OF OPERATIONS
         Operating income increased $3.2 million from $1.5 million in the first quarter of 1999 to $4.7 million in the first quarter of 2000. This increase was the result of a $1.9 million decrease in depreciation, depletion and amortization expense, a $715,000 increase in operating margins and a $674,000 decrease in exploration expense. Net income increased $11.9 million from a net loss of $4.2 million in the first quarter of 1999 to net income of $7.7 million in the first quarter of 2000. This increase was the result of the $13.2 million gain on the sale of Peake in March 2000, a $1.3 million gain on terminated interest rate swaps, and the changes in operating income discussed above offset by an increase in the provision for income tax of $5.9 million primarily due to the increase in income before income taxes partially offset by a lower effective state tax rate due to the sale of Peake. As a result of this rate decrease, a deferred tax benefit of $817,000 was recorded in the first quarter of 2000 which reduced the effective rate from 36.2% to 28.7%.

         Earnings before interest, income taxes, depreciation, depletion, amortization, exploration expense and other nonrecurring items ("EBITDAX") increased $604,000 from $14.1 million in the first quarter of 1999 to $14.7 million in the first quarter of 2000 primarily due to the increased operating margins in the first quarter of 2000.

         Total revenues decreased $7.5 million (21%) in the first quarter of 2000 compared to the first quarter of 1999 due to the sale of the Company's Belden Energy Services Company ("BESCO") and Target Oilfield Pipe and Supply ("TOPS") subsidiaries in the second half of 1999 and decreases in the volume of oil and natural gas sold offset by increases in the average price paid for the Company's oil and natural gas. Gross operating margins increased $715,000 in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increases in oil and gas prices partially offset by decreases in the volume of oil and natural gas sold and higher production expense.

         Oil volumes decreased 33,000 Bbls (16%) from 196,000 Bbls in the first quarter of 1999 to 163,000 Bbls in the first quarter of 2000 resulting in a decrease in oil sales of approximately $360,000. Gas volumes decreased 1.1 Bcf (billion cubic feet) (16%) from 7.0 Bcf in the first quarter of 1999 to 5.9 Bcf in the first quarter of 2000 resulting in a decrease in gas sales of approximately $2.7 million. These volume decreases were due to the natural production decline of the wells and curtailment of drilling to minimum levels in 1999 due to capital constraints caused by the reduction in the Company's borrowing base in 1999.

         The average price paid for the Company's oil increased from $11.24 per barrel in the first quarter of 1999 to $25.98 per barrel in the first quarter of 2000 which increased oil sales by approximately $2.4 million. The average price paid for the Company's natural gas increased $.25 per Mcf to $2.65 per Mcf in the first quarter of 2000 compared to the first quarter of 1999 which increased gas sales in the first quarter of 2000 by approximately $1.5 million. As a result of the Company's hedging activities the gas sales for the first quarter of 2000 decreased by $155,000 or $.03 per Mcf, compared to an increase of $1.3 million or $.18 per Mcf, for the first quarter of 1999.

         Production expense increased $341,000 (7%) from $5.1 million in the first quarter of 1999 to $5.4 million in the first quarter of 2000 primarily due to the Company's decision in the first quarter of 1999 to defer remedial repair and maintenance work on wells due to capital constraints and low oil and gas prices. The average production cost increased from $.62 per Mcfe in the first quarter of 1999 to $.79 per Mcfe in the first quarter of 2000 primarily due to decreased production volumes and the increase in repair and maintenance costs discussed above. Production taxes decreased $30,000 (4%) from $792,000 in the first quarter of 1999 to $762,000 in the first quarter of 2000.

         Exploration expense decreased by $674,000 (42%) from $1.6 million in the first quarter of 1999 to $937,000 in the first quarter of 2000 due to a decrease in dry hole expense of $354,000 and decreased compensation costs.

         General and administrative expense decreased $141,000 (13%) from $1.1 million in the first quarter of 1999 to $932,000 in the first quarter of 2000 due to decreases in compensation related expenses.

         Depreciation, depletion and amortization decreased by $1.9 million (18%) from $10.9 million in the first quarter of 1999 to $9.0 million in the first quarter of 2000. Depletion expense decreased approximately $2.0 million (23%) from $8.6 million in the first quarter of 1999 to $6.6 million in the first quarter of 2000. Depletion per Mcfe decreased from $1.05 per Mcfe in the first quarter of 1999 to $.96 per Mcfe in the first quarter of 2000. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         Gain on sale of subsidiary and other income in the first quarter of 2000 was the result of the $13.2 million gain on the sale of Peake and the $1.3 million gain on terminated interest rate swaps.

         Interest expense decreased $153,000 from $8.4 million in the first quarter of 1999 to $8.3 million in the first quarter of 2000 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates. The Company's interest expense decreased $29,000 in the first quarter of 2000 and increased $306,000 in the first quarter of 1999 due to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at March 31, 2000 was .80 to 1.00. During the first three months of 2000, working capital deficit decreased $34.3 million from a deficit of $43.0 million to a deficit of $8.7 million at March 31, 2000. The decrease was primarily due to a decrease in the current portion of long-term liabilities of $36.6 million. The Company's operating activities provided cash flows of $9.1 million during the first three months of 2000.

         On March 21, 2000, the Company and its bank group amended the revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000. Future borrowing base revisions require approval from all lenders.

         At March 31, 2000, the outstanding balance under the credit agreement was $43 million. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.04% at March 31, 2000. In addition to its revolving credit facility the Company has $14 million in term loans outstanding from Chase Manhattan Bank with interest payable at LIBOR plus 2.5% which are due on January 1, 2001. If the bank group materially reduces the borrowing base in November 2000 any borrowing base deficiency must be repaid within thirty days of the effective date of the redetermination. There is no assurance that the Company could meet such required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The Company is required to maintain specified financial ratios and tests. The consolidated interest expense and EBITDA (EBITDAX) used for the covenant calculations at each period will be calculated on a pro forma basis as if the Peake sale had occurred on the first day of each period. The Company is required to maintain a senior debt interest coverage ratio of at least 3.50 to 1.00, a senior debt leverage ratio greater than 3.50 to 1.00 and a minimum EBITDAX of at least $36 million for each trailing four quarter period. The agreement also requires a minimum working capital ratio of 1.00 to 1.00. As of March 31, 2000, the Company's working capital ratio was .80 to 1.00. The Company and its lenders have agreed to include the Company's available borrowing base and exclude the current portion of certain long-term debt from this calculation. After making these adjustments the working capital ratio as of March 31, 2000 was 1.87 to 1.00. The Company satisfied all financial covenants as of March 31, 2000.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At March 31, 2000, the Company had remaining swap arrangements covering
$40 million of debt which terminate in October 2000 unless extended at the institution's option for an additional two years.

         The Company currently expects to spend approximately $18 million during 2000 on its drilling activities and other capital expenditures. The Company intends to finance such activities, as well as its acquisition program, through its available cash flow, the sale of non strategic assets, available revolving credit line and additional debt. The level of the Company's cash flow in the future will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Mercantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax loss on its hedging activities of $155,000 in the first quarter of 2000 and a pretax gain of $1.3 million in the first quarter of 1999. At March 31, 2000, the Company had open futures contracts covering 5.3 Bcf of 2000 and 2001 natural gas production at a weighted average NYMEX price of $2.41 per Mcf which represented a net unrealized loss of $3.2 million.

FORWARD-LOOKING INFORMATION
         The forward-looking statements regarding future operating and financial performance contained in this report involve risks and uncertainties that include, but are not limited to, the Company's availability of capital, production and costs of operation, the market demand for and prices of oil and natural gas, results of the Company's future drilling, the uncertainties of reserve estimates, environmental risks, availability of financing and other factors detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from forward-looking statements made in this report.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     - Peake Energy, Inc. Stock Purchase Agreement between the
                    Company and North Coast Energy, Inc.
         27       - Financial Data Schedule

(b)      Reports on Form 8-K

         On March 20, 2000, the Company filed a Current Report on Form 8-K dated March 17, 2000 relating to the Company's sale of the stock of Peake Energy, Inc., a wholly owned subsidiary.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELDEN & BLAKE CORPORATION



Date:    May 11, 2000                  By: /s/ John L. Schwager
----------------------------               -------------------------------------
                                           John L. Schwager, Director, President
                                           and Chief Executive Officer




Date:    May 11, 2000                  By: /s/ Robert W. Peshek
----------------------------               -------------------------------------
                                           Robert W. Peshek, Vice President
                                           and Chief Financial Officer