Form 10-Q
period 2000-06-30
BELDEN & BLAKE CORP /OH/
filed 2000-08-11
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ___________________to _________________________

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

                                                  [X]  Yes    [  ]  No

As of July 31, 2000, Belden & Blake Corporation had outstanding 10,291,332 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                 Page
                                                                                                 ----
PART I        Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of June 30, 2000 and
                          December 31, 1999 .................................................      1

                       Consolidated Statements of Operations for the three and six
                          months ended June 30, 2000 and 1999 ...............................      2

                       Consolidated Statements of Shareholders' Equity (Deficit) for
                          the six months ended June 30, 2000 and the years ended
                          December 31, 1999 and 1998 ........................................      3

                       Consolidated Statements of Cash Flows for the six
                          months ended June 30, 2000 and 1999 ...............................      4

                       Notes to Consolidated Financial Statements ...........................      5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...............................      8

PART II       Other Information

              Item 6.  Exhibits and Reports on Form 8-K .....................................     14

                                    BELDEN & BLAKE CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)

                                                                    June 30,        December 31,
                                                                      2000              1999
                                                                 ----------------   ----------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $       4,542      $       4,536
     Accounts receivable, net                                             21,956             25,301
     Inventories                                                           2,036              2,106
     Deferred income taxes                                                 2,044              2,006
     Other current assets                                                  1,752              1,154
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      32,330             35,103

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  405,355            534,515
     Gas gathering systems                                                13,478             22,193
     Land, buildings, machinery and equipment                             22,488             24,242
                                                                 ----------------   ----------------
                                                                         441,321            580,950
     Less accumulated depreciation, depletion and amortization           198,986            280,047
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              242,335            300,903
OTHER ASSETS                                                              13,328             14,689
                                                                 ----------------   ----------------
                                                                   $     287,993      $     350,695
                                                                 ================   ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                              $       5,461      $       4,132
     Accrued expenses                                                     20,540             23,024
     Current portion of long-term liabilities                             14,215             50,979
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 40,216             78,135

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        45,144             78,161
     Senior subordinated notes                                           225,000            225,000
     Other                                                                   619                570
                                                                 ----------------   ----------------
                                                                         270,763            303,731

DEFERRED INCOME TAXES                                                     22,521             20,419

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value
       per share; authorized 58,000,000 shares; issued
       and outstanding 10,291,332 and 10,260,457 shares                    1,029              1,026
     Paid in capital                                                     107,643            107,609
     Deficit                                                            (154,179)          (160,225)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' DEFICIT                              (45,507)           (51,590)
                                                                 ----------------   ----------------
                                                                   $     287,993      $     350,695
                                                                 ================   ================
See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------------------------------
                                                               2000              1999               2000               1999
                                                          ----------------   ----------------    ---------------    ----------------
REVENUES
     Oil and gas sales                                      $      17,069      $      18,758      $      36,881       $      37,722
     Gas gathering, marketing, and oilfield sales and service       8,716             14,341             15,956              29,634
     Other                                                          1,020              1,109              1,853               2,208
                                                          ----------------   ----------------    ---------------    ----------------
                                                                   26,805             34,208             54,690              69,564
EXPENSES
     Production expense                                             4,636              5,287             10,066              10,376
     Production taxes                                                 520                749              1,282               1,541
     Gas gathering, marketing, and oilfield sales and service       8,060             13,081             13,985              27,237
     Exploration expense                                            2,024              1,607              2,961               3,218
     General and administrative expense                             1,069              1,543              2,001               2,616
     Franchise, property and other taxes                              119                180                284                 359
     Depreciation, depletion and amortization                       6,311             10,735             15,297              21,677
     Other nonrecurring expense                                        --                 --                 24                  --
                                                          ----------------   ----------------    ---------------    ----------------
                                                                   22,739             33,182             45,900              67,024
                                                          ----------------   ----------------    ---------------    ----------------
Operating income                                                    4,066              1,026              8,790               2,540

     Gain on sale of subsidiary and other income                       --                 --             14,426                  --
     Interest expense                                              (6,730)            (8,550)           (15,016)            (16,989)
                                                          ----------------   ----------------    ---------------    ----------------
(LOSS) INCOME BEFORE INCOME TAXES                                  (2,664)            (7,524)             8,200             (14,449)
     (Benefit) provision for income taxes                            (966)            (2,670)             2,154              (5,438)
                                                          ----------------   ----------------    ---------------    ----------------
NET (LOSS) INCOME                                           $      (1,698)     $      (4,854)     $       6,046       $      (9,011)
                                                          ================   ================    ===============    ================


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                     TOTAL
                                       COMMON        COMMON          PAID IN                         EQUITY
                                       SHARES         STOCK          CAPITAL         DEFICIT       (DEFICIT)
                                     ------------  --------------  --------------  -------------- --------------

JANUARY 1, 1998                           10,000   $       1,000   $     107,230   $     (11,372) $      96,858

Employee stock bonus                         111              11             667                            678
Net loss                                                                                (130,550)      (130,550)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         10,111           1,011         107,897        (141,922)       (33,014)

Employee stock bonus                         118              12            (288)                          (276)
Stock options exercised                       31               3                                              3
Net loss                                                                                 (18,303)       (18,303)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                         10,260           1,026         107,609        (160,225)       (51,590)

Stock options exercised                       35               3              (3)                            --
Other                                         (4)                             37                             37
Net income                                                                                 6,046          6,046
----------------------------------------------------------------------------------------------------------------
JUNE 30, 2000 (UNAUDITED)                 10,291   $       1,029   $     107,643   $    (154,179) $     (45,507)
================================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------------------
                                                                             2000               1999
                                                                        ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $       6,046        $      (9,011)
 Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                  15,297               21,677
       Gain on sale of subsidiary                                               (13,155)
       Loss on disposal of property and equipment                                   291                  205
       Exploration expense                                                        2,961                3,218
       Deferred income taxes                                                      2,064               (5,438)
       Deferred compensation and stock grants                                        30                 (509)
       Change in operating assets and liabilities, net of
         effects of disposition of subsidiary:
           Accounts receivable and other operating assets                        (1,126)               6,330
           Inventories                                                             (230)               1,659
           Accounts payable and accrued expenses                                    588               (8,427)
                                                                         --------------     ----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            12,766                9,704

CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of subsidiary, net of cash                                          69,031                   --
 Proceeds from property and equipment disposals                                     157                1,793
 Exploration expense                                                            (2,961)               (3,218)
 Additions to property and equipment                                            (8,415)               (1,186)
 Increase in other assets                                                         (602)                 (232)
                                                                         --------------     ----------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 57,210                (2,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and term loan                           13,000                21,000
 Repayment of long-term debt and other obligations                             (82,973)              (25,848)
 Proceeds from sale of common stock and stock options                                3                    --
                                                                         --------------     ----------------
             NET CASH USED IN FINANCING ACTIVITIES                             (69,970)               (4,848)
                                                                         --------------     ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            6                 2,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,536                10,691
                                                                         --------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       4,542      $         12,704
                                                                         ==============     ================

CASH PAID DURING THE PERIOD FOR:
 Interest                                                                $      16,066      $         16,935
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of assets in exchange for long-term liabilities                       239                   125
 Non-compete agreement and related obligation                                       --                   705

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

June 30, 2000
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to conform to the current presentation.

(2)      CREDIT AGREEMENT

         In June 2000, the Company entered into a non-binding letter agreement to obtain a new credit facility or amend the existing credit facility (the "new credit facility") to provide the Company with revolving credit loans of up to $125 million from a financial institution. The new credit facility will assume or be used to repay outstanding loans under the Company's existing revolving credit facility of approximately $45 million; repay existing term loans of $14 million to Chase Manhattan Bank due January 1, 2001; pay fees associated with obtaining the facility and for general corporate purposes.

         The new credit facility will be secured by providing a security interest in at least 85% of the Company's assets and be subject to a periodic borrowing base determination. The borrowing base will be equal to (i) 65% of the value of the Company's proved developed producing reserves; (ii) 45% of the value of the Company's proved developed non-producing reserves; and (iii) 40% of the value of the Company's proved undeveloped reserves. The price forecast used for calculation of the future net income from proved reserves will be the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. After three years prices will be held constant.

         The new credit facility will mature two years after that facility is initiated and will bear interest at two to three percentage points above Chase Manhattan Bank's published prime interest rate depending upon the amount outstanding. The Company is currently in final negotiations with the financial institution and expects to complete the credit facility in August 2000. However, there is no assurance that the Company will complete the new credit facility.

         The new credit facility requires an evaluation of the Company's proved oil and natural gas reserves at July 1, 2000. These reserves have been evaluated by Wright & Company, Inc., independent petroleum engineers. Projections of the reserves and cash flow to the evaluated interests were based on economic parameters and operating conditions considered applicable as of July 1, 2000, and were prepared pursuant to the financial reporting requirements of the Securities and Exchange Commission.

         The following table is a summary of the total proved reserves evaluated effective July 1, 2000:

                       PROVED OIL AND NATURAL GAS RESERVES

                                Total Proved              Total Proved                Total
                                  Developed                Undeveloped                 Proved
                                  Reserves                  Reserves                 Reserves
                              ------------------     ---------------------    ---------------------
Net Reserves to the
   Evaluated Interests
     Oil (Bbls)                    6,058,801              2,897,705                   8,956,506
     Gas (Mcf)                   251,873,700            111,637,200                 363,510,900

Before Tax Cash Flow
   Undiscounted:              $  866,881,300          $ 367,731,100            $  1,234,612,000
   Discounted at 10%
        Per Annum:               400,307,800            120,141,200                 520,449,000

         The Company's proved developed and proved undeveloped reserves are all located within the states of Michigan, Ohio, Pennsylvania and New York. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from those used to arrive at the reserve estimates. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

         On March 21, 2000, the Company and its bank group amended the existing revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000. Future borrowing base revisions require approval from all lenders.

         At June 30, 2000, the outstanding balance under the existing credit agreement was $45 million. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.39% at June 30, 2000. In addition to its revolving credit facility the Company has $14 million in term loans outstanding from Chase Manhattan Bank with interest payable at LIBOR plus 2.5% which are due on January 1, 2001. If the bank group materially reduces the borrowing base in November 2000 any borrowing base deficiency must be repaid within thirty days of the effective date of the redetermination. There is no assurance that the Company could meet such required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The existing credit agreement requires the Company to maintain or meet specified financial ratios and tests. The consolidated interest expense and EBITDA (EBITDAX) used for the covenant calculations at each period will be calculated on a pro forma basis as if the sale of Peake Energy, Inc. ("Peake") (see Note 3) had occurred on the first day of each period. The Company is required to maintain a senior debt interest coverage ratio of at least 3.50 to 1.00, a senior debt leverage ratio of less than 3.50 to 1.00 and a minimum EBITDAX of at least $36 million for each trailing four quarter period.

The agreement also requires a minimum working capital ratio of 1.00 to 1.00. As of June 30, 2000, the Company's working capital ratio was .80 to 1.00. The Company and its lenders have agreed to include the Company's available borrowing base and exclude the current portion of certain long-term debt from this calculation. After making these adjustments the working capital ratio as of June 30, 2000 was 1.91 to 1.00. The Company satisfied all financial covenants as of June 30, 2000.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At June 30, 2000, the Company had remaining swap arrangements covering $40 million of debt which terminate in October 2000 unless extended at the institution's option for an additional two years.

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

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe (billion cubic feet of natural gas equivalent) and proved undeveloped reserves of approximately 3.7 Bcfe. Peake's reserves represented 20.2% of the Company's total proved reserves. The unaudited pro forma results of operations for the six month periods ended June 30, 2000 and 1999 are as follows: revenues of $50.6 million and $61.8 million, respectively. The pro forma effects on net income were not material. The unaudited pro forma information presented above assumes the disposition occurred prior to each period presented and does not purport to be indicative of the results that actually would have been obtained and is not intended to be a projection of future results or trends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table presents certain information with respect to the oil and gas operations of the Company:


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                  -------------------------   --------------------------
                                     2000          1999          2000          1999
                                  -----------   -----------   -----------   ------------
PRODUCTION
 GAS (Mmcf)                            4,676       6,691         10,554        13,689
 OIL (Mbbls)                             143         172            307           367
 TOTAL PRODUCTION (Mmcfe)              5,536       7,723         12,394        15,894

AVERAGE PRICE
 GAS (per Mcf)                    $     2.86    $   2.41      $    2.74     $    2.40
 OIL (per Bbl)                         25.82       15.39          25.91         13.18
 Mcfe                                   3.08        2.43           2.98          2.37

AVERAGE COSTS (per Mcfe)
 PRODUCTION EXPENSE                     0.84        0.68           0.81          0.65
 PRODUCTION TAXES                       0.09        0.10           0.10          0.10
 DEPLETION                              0.76        1.07           0.87          1.06
GROSS MARGIN (per Mcfe)                 2.15        1.65           2.07          1.62


         The following table presents certain information with respect to the oil and gas operations of the Company excluding Peake (see Note 3):


                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                  -------------------------   --------------------------
                                     2000          1999          2000          1999
                                  -----------   -----------   -----------   ------------
PRODUCTION
 GAS (MMCF)                            4,676       5,418         9,399         10,972
 OIL (MBBLS)                             143         159           290            335
 TOTAL PRODUCTION (MMCFE)              5,536       6,373        11,141         12,981

AVERAGE PRICE
 GAS (PER MCF)                    $     2.86    $   2.42      $   2.75      $    2.45
 OIL (PER BBL)                         25.82       15.38         25.96          13.19
 Mcfe                                   3.08        2.45          3.00           2.41

AVERAGE COSTS (PER MCFE)
 PRODUCTION EXPENSE                     0.84        0.73          0.84           0.69
 PRODUCTION TAXES                       0.09        0.07          0.09           0.07
 DEPLETION                              0.76        1.16          0.89           1.15
GROSS MARGIN (PER MCFE)                 2.15        1.65          2.07           1.65


         MMCF - MILLION CUBIC FEET    MBBLS - MILLION BARRELS MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
         MCF - THOUSAND CUBIC FEET    BBL - BARREL            MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT

RESULTS OF OPERATIONS - SECOND QUARTERS OF 2000 AND 1999 COMPARED
         Operating income increased $3.1 million from $1.0 million in the second quarter of 1999 to $4.1 million in the second quarter of 2000. This increase was a result of a $4.4 million decrease in depreciation, depletion and amortization expense offset by a $1.4 million decrease in operating margins. The net decrease in operating margins was due to a decrease in oil and gas volumes sold as a result of the sale of Peake and the natural production decline of the wells partially offset by increases in the average price paid for the Company's oil and gas. Net loss decreased $3.2 million from $4.9 million in the second quarter of 1999 to $1.7 million in the second quarter of 2000. This decrease was the result of the changes in operating income discussed above and a $1.9 million decrease in interest expense offset by a $1.7 million decrease in the income tax benefit primarily due to the decrease in loss before income taxes.

         Earnings before interest, income taxes, depreciation, depletion, amortization, exploration expense and other nonrecurring items ("EBITDAX") decreased $1.0 million (7%) from $13.4 million in the second quarter of 1999 to $12.4 million in the second quarter of 2000 primarily due to the decreased operating margins discussed above.

         Total revenues decreased $7.4 million (22%) in the second quarter of 2000 compared to the second quarter of 1999 due to the sale of the Company's subsidiaries, Belden Energy Services Company ("BESCO") and Target Oilfield Pipe and Supply ("TOPS"), in the second half of 1999, the sale of Peake in the first quarter of 2000 and decreases in the volume of oil and natural gas sold. These decreases were partially offset by increases in the average price paid for the Company's oil and natural gas.

         Oil volumes decreased 29,000 Bbls (17%) from 172,000 Bbls in the second quarter of 1999 to 143,000 Bbls in the second quarter of 2000 resulting in a decrease in oil sales of approximately $440,000. Gas volumes decreased 2.0 Bcf (billion cubic feet) (30%) from 6.7 Bcf in the second quarter of 1999 to 4.7 Bcf in the second quarter of 2000 resulting in a decrease in gas sales of approximately $4.9 million. These volume decreases were due to the sale of Peake in the first quarter of 2000, the natural production decline of the wells and curtailment of drilling to minimum levels in 1999 due to capital constraints caused by the reduction in the Company's borrowing base in 1999.

         The average price paid for the Company's oil increased from $15.39 per barrel in the second quarter of 1999 to $25.82 per barrel in the second quarter of 2000 which increased oil sales by approximately $1.5 million. The average price paid for the Company's natural gas increased $.45 per Mcf to $2.86 per Mcf in the second quarter of 2000 compared to the second quarter of 1999 which increased gas sales in the second quarter of 2000 by approximately $2.1 million. As a result of the Company's hedging activities, gas sales for the second quarter of 2000 decreased by approximately $2.7 million or $.58 per Mcf compared to an increase of approximately $560,000 or $.08 per Mcf for the second quarter of 1999.

         Production expense decreased $651,000 (12%) from $5.3 million in the second quarter of 1999 to $4.6 million in the second quarter of 2000 primarily due to the sale of Peake. The average production cost increased from $.68 per Mcfe in the second quarter of 1999 to $.84 per Mcfe in the second quarter of 2000 primarily due to decreased production volumes. Production taxes decreased $229,000 (31%) from $749,000 in the second quarter of 1999 to $520,000 in the second quarter of 2000 as a result of decreased oil and gas sales primarily due to the sale of Peake.

         Exploration expense increased by $417,000 (26%) from $1.6 million in the second quarter of 1999 to $2.0 million in the second quarter of 2000 primarily due to an increase in dry hole expense of $555,000 as a result of the Company's active drilling program in the second quarter of 2000. Drilling activity in 1999 was severely curtailed due to capital constraints caused by the reduction in the Company's borrowing base.

         General and administrative expense decreased from $1.5 million in the second quarter of 1999 to $1.1 million in the second quarter of 2000 due to decreases in employment and compensation related expenses.

         Depreciation, depletion and amortization decreased by $4.4 million (41%) from $10.7 million in the second quarter of 1999 to $6.3 million in the second quarter of 2000. Depletion expense decreased approximately $4.1 million (49%) from $8.3 million in the second quarter of 1999 to $4.2 million in the second quarter of 2000. Depletion per Mcfe decreased from $1.07 per Mcfe in the second quarter of 1999 to $.76 per Mcfe in the second quarter of 2000. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         Interest expense decreased $1.9 million from $8.6 million in the second quarter of 1999 to approximately $6.7 million in the second quarter of 2000 due to a decrease in average outstanding borrowings offset by higher blended interest rates. The Company's interest expense was reduced by $26,000 in the second quarter of 2000 and increased by $379,000 and in the second quarter of 1999 due to interest rate swaps.

RESULTS OF OPERATIONS - SIX MONTHS OF 2000 AND 1999 COMPARED
         Operating income increased $6.3 million from $2.5 million in the first six months of 1999 to $8.8 million in the first six months of 2000. This increase was primarily the result of a $6.4 million decrease in depreciation, depletion and amortization expense. Net income increased $15.0 million from a net loss of $9.0 million in the first six months of 1999 to net income of $6.0 million in the first six months of 2000. This increase was the result of the $13.2 million gain on the sale of Peake in March 2000, the $6.4 million decrease in depreciation, depletion and amortization expense, a $2.0 million decrease in interest expense and a $1.3 million gain on terminated interest rate swaps in March 2000 offset by an increase in the provision for income tax of $7.6 million primarily due to the increase in income before income taxes partially offset by a lower effective state tax rate due to the sale of Peake. As a result of this rate decrease, a deferred tax benefit of $817,000 was recorded in the first six months of 2000 which reduced the effective tax rate from 36.2% to 26.3%.

         EBITDAX decreased from $27.4 million in the first six months of 1999 to $27.1 million in the first six months of 2000.

         Total revenues decreased $14.9 million (21%) in the first six months of 2000 compared to the first six months of 1999 due to the sale of BESCO and TOPS in the second half of 1999, the sale of Peake in the first quarter of 2000 and decreases in the volume of oil and natural gas sold offset by increases in the average price paid for the Company's oil and natural gas. Gross operating margins decreased $248,000 in the first six months of 2000 compared to the first six months of 1999.

         Oil volumes decreased approximately 60,000 Bbls (17%) from 367,000 Bbls in the first six months of 1999 to 307,000 Bbls in the first six months of 2000 resulting in a decrease in oil sales of approximately $800,000. Gas volumes decreased 3.1 Bcf (23%) from 13.7 Bcf in the first six months of 1999 to 10.6 Bcf in the first six months of 2000 resulting in a decrease in gas sales of approximately $7.5 million. These volume decreases were due to the natural production decline of the wells, curtailment of drilling to minimum levels in 1999 due to capital constraints caused by the reduction in the Company's borrowing base in 1999 and the sale of Peake in the first quarter of 2000.

         The average price paid for the Company's oil increased from $13.18 per barrel in the first six months of 1999 to $25.91 per barrel in the first six months of 2000 which increased oil sales by approximately $3.9 million. The average price paid for the Company's natural gas increased $.34 per Mcf to $2.74 per Mcf in the first six months of 2000 compared to the first six months of 1999 which increased gas sales in the first six months of 2000 by approximately $3.6 million. As a result of the Company's hedging activities, gas sales for the first six months of 2000 decreased by approximately $2.8 million or $.27 per Mcf compared to an increase of approximately $1.8 million or $.14 per Mcf for the first six months of 1999.

         Production expense decreased approximately $310,000 (3%) from $10.4 million in the first six months of 1999 to $10.1 million in the first six months of 2000. This decrease was primarily due to the sale of Peake partially offset by increased employment and compensation related expenses. The average production cost increased from $.65 per Mcfe in the first six months of 1999 to $.81 per Mcfe in the first six months of 2000 primarily due to decreased production volumes. Production taxes decreased $259,000 (17%) from $1.5 million in the first six months of 1999 to $1.3 million in the first six months of 2000 as a result of decreased oil and gas sales primarily due to the sale of Peake.

         Exploration expense decreased by $257,000 (8%) from $3.2 million in the first six months of 1999 to $3.0 million in the first six months of 2000 primarily due to a decrease in employment and compensation related expense partially offset by an increase in dry hole expense of $201,000 as a result of the Company's active drilling program in the second quarter of 2000. Drilling activity in 1999 was severely curtailed due to capital constraints caused by the reduction in the Company's borrowing base.

         General and administrative expense decreased by $615,000 (24%) from $2.6 million in the first six months of 1999 to $2.0 million in the first six months of 2000 due to decreases in employment and compensation related expenses.

         Depreciation, depletion and amortization decreased by $6.4 million (29%) from $21.7 million in the first six months of 1999 to $15.3 million in the first six months of 2000. Depletion expense decreased $6.0 million (36%) from $16.8 million in the first six months of 1999 to $10.8 million in the first six months of 2000. Depletion per Mcfe decreased from $1.06 per Mcfe in the first six months of 1999 to $.87 per Mcfe in the first six months of 2000. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         Interest expense decreased $2.0 million (12%) from $17.0 million in the first six months of 1999 to $15.0 million in the first six months of 2000 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates. The Company's interest expense was reduced by $55,000 in the first six months of 2000 and increased by $685,000 in the first six months of 1999 due to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at June 30, 2000 was .80 to 1.00. During the first six months of 2000, working capital deficit decreased $35.1 million from a deficit of $43.0 million to a deficit of $7.9 million at June 30, 2000. The decrease was primarily due to a decrease in the current portion of long-term liabilities of $36.8 million. The Company's operating activities provided cash flows of $12.8 million during the first six months of 2000.

         In June 2000, the Company entered into a non-binding letter agreement to obtain a new credit facility or amend the existing credit facility (the "new credit facility") to provide the Company with revolving credit loans of up to $125 million from a financial institution. The new credit facility will assume or be used to repay outstanding loans under the Company's existing revolving credit facility of approximately $45 million; repay existing term loans of $14 million to Chase Manhattan Bank due January 1, 2001; pay fees associated with obtaining the facility and for general corporate purposes.

         The new credit facility will be secured by providing a security interest in at least 85% of the Company's assets and be subject to a periodic borrowing base determination. The borrowing base will be equal to (i) 65% of the value of the Company's proved developed producing reserves; (ii) 45% of the value of the Company's proved developed non-producing reserves; and (iii) 40% of the value of the Company's proved undeveloped reserves. The price forecast used for calculation of the future net income from proved reserves will be the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. After three years prices will be held constant.

         The new credit facility will mature two years after that facility is initiated and will bear interest at two to three percentage points above Chase Manhattan Bank's published prime interest rate depending upon the amount outstanding. The Company is currently in final negotiations with the financial institution and expects to complete the credit facility in August 2000. However, there is no assurance that the Company will complete the new credit facility.

         On March 21, 2000, the Company and its bank group amended the existing revolving credit agreement to establish a borrowing base of $62.7 million and to forego the May 2000 borrowing base redetermination. The next scheduled borrowing base redetermination is in November 2000. Future borrowing base revisions require approval from all lenders.

         At June 30, 2000, the outstanding balance under the existing credit agreement was $45 million. The outstanding balances under the agreement incur interest at the Company's choice of several indexed rates, the most favorable being 9.39% at June 30, 2000. In addition to its revolving credit facility the Company has $14 million in term loans outstanding from Chase Manhattan Bank with interest payable at LIBOR plus 2.5% which are due on January 1, 2001. If the bank group materially reduces the borrowing base in November 2000 any borrowing base deficiency must be repaid within thirty days of the effective date of the redetermination. There is no assurance that the Company could meet such required repayment obligation. The Company expects to be able to meet its 2000 debt service requirements through internally generated cash flow, the sale of non strategic assets and additional debt.

         The existing credit agreement requires the Company to maintain or meet specified financial ratios and tests. The consolidated interest expense and EBITDAX used for the covenant calculations at each period will be calculated on a pro forma basis as if the Peake sale had occurred on the first day of each period. The Company is required to maintain a senior debt interest coverage ratio of at least 3.50 to 1.00, a senior debt leverage ratio of less than 3.50 to 1.00 and a minimum EBITDAX of at least $36 million for each trailing four quarter period. The agreement also requires a minimum working capital ratio of 1.00 to 1.00. As of June 30, 2000, the Company's working capital ratio was .80 to 1.00. The Company and its lenders have agreed to include the Company's available borrowing base and exclude the current portion of certain long-term debt from this calculation. After making these adjustments the working capital ratio as of June 30, 2000 was 1.91 to 1.00. The Company satisfied all financial covenants as of June 30, 2000.

         From time to time, the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At June 30, 2000, the Company had remaining swap arrangements covering $40 million of debt which terminate in October 2000 unless extended at the institution's option for an additional two years.

         The Company currently expects to spend approximately $22 million during 2000 on its drilling activities and other capital expenditures. The Company intends to finance such activities, as well as its acquisition program, through its available cash flow, the sale of non strategic assets, available revolving credit line and additional debt. The level of the Company's cash flow in the future will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Mercantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax loss on its hedging activities of $2.7 million in the second quarter of 2000 and a pretax gain of $561,000 in the second quarter of 1999.

         At June 30, 2000, the Company had unrealized losses associated with terminated financial hedges of $2.2 million. At June 30, 2000, the Company had open futures contracts covering 2.65 Bcf of 2000 and 1.15 Bcf of 2001 natural gas production at a weighted average NYMEX price of $3.58 per Mcf which in aggregate represented an unrealized loss of $2.6 million. Also at June 30, 2000, the Company had fixed-price contracts to deliver 4.2 Bcf of 2000 natural gas production at a weighted average wellhead price of $3.53 per Mcf, and 4.4 Bcf of 2001 natural gas production at a weighted average wellhead price of $3.43 per Mcf.

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

--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  On April 3, 2000, the Company filed a Current Report on Form 8-K/A dated March 17, 2000 to provide pro forma financial information in connection with the Company's sale of the stock of Peake Energy, Inc., a wholly owned subsidiary.

                  On July 27, 2000, the Company filed a Current Report on Form 8-K dated July 18, 2000 relating to a non-binding letter agreement to obtain a credit facility of up to $125 million and to the evaluation of the Company's proved oil and natural gas reserves at July 1, 2000 by Wright & Company, Inc., independent petroleum engineers.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BELDEN & BLAKE CORPORATION



Date:    August 10, 2000              By:   /s/ John L. Schwager
     -------------------------            -----------------------------
                                          John L. Schwager, Director, President
                                          and Chief Executive Officer




Date:    August 10, 2000              By:   /s/ Robert W. Peshek
     -------------------------            -----------------------------
                                          Robert W. Peshek, Vice President
                                          and Chief Financial Officer