Form 10-Q
period 2000-09-30
BELDEN & BLAKE CORP /OH/
filed 2000-11-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000
                                       or

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

                                                                  [X] Yes [ ] No

As of October 31, 2000, Belden & Blake Corporation had outstanding 10,290,872 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----

PART I  Financial Information:

        Item 1. Financial Statements

                Consolidated Balance Sheets as of September 30, 2000 and
                   December 31, 1999..........................................1

                Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999...................2

                Consolidated Statements of Shareholders' Equity (Deficit)
                   for the nine months ended September 30, 2000 and the
                   years ended December 31, 1999 and 1998.....................3

                Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2000 and 1999...................4

                Notes to Consolidated Financial Statements....................5

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................9

PART II Other Information

        Item 6. Exhibits and Reports on Form 8-K.............................17

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2000              1999
                                                                  --------------    --------------
                                                                   (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                     $       5,396      $       4,536
     Accounts receivable, net                                             22,676             25,301
     Inventories                                                           2,172              2,106
     Deferred income taxes                                                 2,044              2,006
     Other current assets                                                  2,129              1,154
                                                                 ----------------   ----------------
                TOTAL CURRENT ASSETS                                      34,417             35,103

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                  410,750            534,515
     Gas gathering systems                                                13,497             22,193
     Land, buildings, machinery and equipment                             23,014             24,242
                                                                 ----------------   ----------------
                                                                         447,261            580,950
     Less accumulated depreciation, depletion and amortization           204,449            280,047
                                                                 ----------------   ----------------
                PROPERTY AND EQUIPMENT, NET                              242,812            300,903
OTHER ASSETS                                                              14,634             14,689
                                                                 ----------------   ----------------
                                                                   $     291,863      $     350,695
                                                                 ================   ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
     Accounts payable                                              $       6,623      $       4,132
     Accrued expenses                                                     26,486             23,024
     Current portion of long-term liabilities                                175             50,979
                                                                 ----------------   ----------------
                TOTAL CURRENT LIABILITIES                                 33,284             78,135

LONG-TERM LIABILITIES
     Bank and other long-term debt                                        60,104             78,161
     Senior subordinated notes                                           225,000            225,000
     Other                                                                   354                570
                                                                 ----------------   ----------------
                                                                         285,458            303,731

DEFERRED INCOME TAXES                                                     21,080             20,419

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value per share;
       authorized 58,000,000 shares; issued 10,304,013 (which
       includes 52,516 treasury shares) and 10,260,457 shares              1,030              1,026
     Paid in capital                                                     107,725            107,609
     Deficit                                                            (156,714)          (160,225)
                                                                 ----------------   ----------------
                TOTAL SHAREHOLDERS' DEFICIT                              (47,959)           (51,590)
                                                                 ----------------   ----------------
                                                                   $     291,863      $     350,695
                                                                 ================   ================
See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------------------   ------------------------------------
                                                               2000              1999               2000               1999
                                                          ----------------   ----------------    ---------------    ----------------
REVENUES
     Oil and gas sales                                      $      18,782      $      20,274      $      55,663       $      57,996
     Gas gathering, marketing, and oilfield sales and
        service                                                     8,158             10,410             24,114              40,044
     Other                                                            682              1,118              2,535               3,326
                                                          ----------------   ----------------    ---------------    ----------------
                                                                   27,622             31,802             82,312             101,366
EXPENSES
     Production expense                                             5,221              5,654             15,287              16,030
     Production taxes                                                 583                834              1,865               2,375
     Gas gathering, marketing, and oilfield sales and
        service                                                     7,109              9,341             21,094              36,578
     Exploration expense                                            1,940              1,622              4,901               4,840
     General and administrative expense                             1,243              1,230              3,244               3,846
     Franchise, property and other taxes                              117                176                401                 535
     Depreciation, depletion and amortization                       6,242             10,815             21,539              32,492
     Other nonrecurring expense                                        --              2,889                 24               2,889
                                                          ----------------   ----------------    ---------------    ----------------
                                                                   22,455             32,561             68,355              99,585
                                                          ----------------   ----------------    ---------------    ----------------
OPERATING INCOME (LOSS)                                             5,167               (759)            13,957               1,781

     Gain (loss) on sale of subsidiaries and other income              86             (2,803)            14,512              (2,803)
     Interest expense                                              (7,098)            (8,679)           (22,114)            (25,668)
                                                          ----------------   ----------------    ---------------    ----------------
(LOSS) INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                            (1,845)           (12,241)             6,355             (26,690)
     (Benefit) provision for income taxes                            (670)            (4,550)             1,484              (9,988)
                                                          ----------------   ----------------    ---------------    ----------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                            (1,175)            (7,691)             4,871             (16,702)
     Extraordinary item - early extinguishment of debt,
       net of tax benefit                                          (1,360)                --             (1,360)                 --
                                                          ----------------   ----------------    ---------------    ----------------
NET (LOSS) INCOME                                           $      (2,535)     $      (7,691)     $       3,511       $     (16,702)
                                                          ================   ================    ===============    ================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                     TOTAL
                                       COMMON        COMMON          PAID IN                         EQUITY
                                       SHARES         STOCK          CAPITAL         DEFICIT       (DEFICIT)
                                     ------------  --------------  --------------  -------------- --------------

JANUARY 1, 1998                           10,000   $       1,000   $     107,230     $   (11,372) $      96,858

Employee stock bonus                         111              11             667                            678
Net loss                                                                                (130,550)      (130,550)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         10,111           1,011         107,897        (141,922)       (33,014)

Employee stock bonus                         118              12            (288)                          (276)
Stock options exercised                       31               3                                              3
Net loss                                                                                 (18,303)       (18,303)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                         10,260           1,026         107,609        (160,225)       (51,590)

Stock options exercised                       44               4              (4)                            --
Other                                                                        139                            139
Treasury stock                               (53)                            (19)                           (19)
Net income                                                                                 3,511          3,511
----------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000 (UNAUDITED)            10,251   $       1,030   $     107,725    $   (156,714) $     (47,959)
================================================================================================================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                                                                               2000               1999
                                                                        ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                     $       3,511        $     (16,702)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Net loss on early extinguishment of debt                                   1,360                   --
       Depreciation, depletion and amortization                                  21,539               32,492
       (Gain) loss on sale of subsidiaries                                      (13,241)               2,803
       Loss on disposal of property and equipment                                   295                  391
       Exploration expense                                                        4,901                4,840
       Deferred income taxes                                                      1,397               (9,988)
       Deferred compensation and stock grants                                       (49)                (500)
       Change in operating assets and liabilities, net of
         effects of disposition of subsidiaries:
           Accounts receivable and other operating assets                        (6,860)               5,635
           Inventories                                                             (366)               1,962
           Accounts payable and accrued expenses                                  7,696               (1,231)
                                                                        ----------------   ------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                           20,183               19,702

CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposition of subsidiaries, net of cash                                     69,031                   --
    Proceeds from property and equipment disposals                                  157                5,883
    Exploration expense                                                          (4,901)              (4,840)
    Additions to property and equipment                                         (14,363)              (1,921)
    (Increase) decrease in other assets                                            (164)                 320
                                                                        ----------------   ------------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 49,760                 (558)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit and term loan                         80,161               21,000
    Repayment of long-term debt and other obligations                          (149,244)             (37,607)
                                                                        ----------------   ------------------
             NET CASH USED IN FINANCING ACTIVITIES                              (69,083)             (16,607)
                                                                        ----------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           860                2,537

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,536               10,691

                                                                        ----------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       5,396        $      13,228
                                                                        ================   ==================

CASH PAID DURING THE PERIOD FOR:
    Interest                                                              $      17,677        $      20,046

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of assets in exchange for long-term liabilities                     239                  125
    Non-compete agreement and related obligation                                     --                  705

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to conform to the current presentation.

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced 318,892 stock options (298,392 outstanding prior to July 1, 2000) in October 1999, and reduced the exercise price to $.01 per share. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. Because the value of the Company's stock increased since July 1, 2000, the effect of adopting the Interpretation was to increase compensation expense by $104,000 in the third quarter ended September 30, 2000.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133," is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This pronouncement amended portions of SFAS 133 and will be applied prospectively as the cumulative effect of an accounting change with SFAS 133 effective January 1, 2001.

         The Company expects to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recorded in the balance sheet as either an asset or liability at its fair value and recognized in other comprehensive income until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. The Company believes that any ineffectiveness will be immaterial. The effect on earnings and other comprehensive income as a result of the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the company hedges and the time periods covered by such hedges. The

Company does not expect SFAS 133 to have a material impact on the financial statements as a result of other contractual arrangements.

(3)      LONG-TERM DEBT
         On August 23, 2000, the Company obtained a $125 million credit facility ("the Facility") comprised of a $100 million revolving credit facility ("the Revolver") and a $25 million term loan from Ableco Finance LLC and Foothill Capital Corporation. The Facility has a two year term. The Facility allows for up to $40 million to be used to purchase the Company's outstanding 9 7/8% senior subordinated notes due 2007 ("the Notes"). To date, the Company has not purchased any of the outstanding Notes.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2000, the interest rate was 11.5%. Up to $20 million in letters of credit may be issued pursuant to the conditions of the Revolver. At September 30, 2000, the Company had $7 million of outstanding letters of credit. Up to $15 million of funds borrowed under the Revolver may be used to purchase the Company's outstanding Notes.

         Initial proceeds from the Revolver of approximately $66 million were used to pay outstanding loans and interest due under the Company's former credit facility of approximately $46 million; repay a term loan of $14 million to Chase Manhattan Bank; pay fees and expenses associated with the new credit facility of approximately $4 million; and to close out certain natural gas hedging transactions with Chase Manhattan Bank. Due to the payment of the outstanding loans under the former credit facility the Company took a charge of $2.1 million ($1.4 million net of tax benefit) representing the unamortized deferred loan costs pertaining to the former credit facility. The charge was recorded as an extraordinary item. As of September 30, 2000, the outstanding balance under the Revolver was $60 million with $33 million of borrowing capacity available for general corporate purposes.

         No amounts were drawn under the term loan as of September 30, 2000. The term loan commitment will terminate if not drawn by December 26, 2000. Proceeds from the term loan may only be used to purchase the Company's outstanding Notes. The Company will pay an additional 2% fee on funds borrowed under the term loan (if any) and such funds will bear interest at three percentage points above the prime rate, payable monthly. Funds repaid against borrowings from the term loan may not be reborrowed.

         The Facility is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $125 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at September 30, 2000, under this formula was approximately $271 million for all proved reserves of the Company and $216 million for properties secured by a mortgage.

         The Facility is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 6.0 to 1 at September 30, 2000, to 3.2 to 1 at June 30, 2002; and a senior debt leverage ratio ranging from 2.7 to 1 at September 30, 2000 to 3.2 to 1 at June 30, 2002. EBITDA, as defined in the Facility, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets and excluding current debt and accrued interest from current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of September 30, 2000, the Company's working capital ratio including the above adjustments was 2.6 to 1. The Company has satisfied all financial covenants as of September 30, 2000.

         The new credit facility required an evaluation of the Company's proved oil and natural gas reserves at July 1, 2000. These reserves have been evaluated by Wright & Company, Inc., independent petroleum engineers. Projections of the reserves and cash flow to the evaluated interests were based on economic parameters and operating conditions considered applicable as of July 1, 2000, and were prepared in accordance with the financial reporting requirements of the Securities and Exchange Commission. At July 1, 2000, the Company's average wellhead oil price was $29.69 per Bbl (barrel) and the Company's average wellhead price for natural gas was $4.22 per Mcf (thousand cubic feet).

         The following table is a summary of the total proved reserves evaluated effective July 1, 2000:

                       PROVED OIL AND NATURAL GAS RESERVES

                            Total Proved       Total Proved           Total
                             Developed         Undeveloped            Proved
                              Reserves           Reserves            Reserves
                        ------------------ ------------------- -----------------
Net Reserves to the
   Evaluated Interests
     Oil (Bbls)                6,058,801          2,897,705           8,956,506
     Gas (Mcf)               251,873,700        111,637,200         363,510,900

Before Tax Cash Flow
   Undiscounted:         $   866,881,300    $   367,731,100     $ 1,234,612,400
   Discounted at 10%
        Per Annum:           400,307,800        120,141,200         520,449,000


         The Company's proved developed and proved undeveloped reserves are all located in Michigan, Ohio, Pennsylvania and New York. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from those used to arrive at the reserve estimates. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

         From time to time, the Company may enter into interest rate swaps to hedge the interest rate exposure associated with a credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At September 30, 2000, the Company had remaining swap arrangements covering $40 million of debt which expired in October 2000.

(4)      SALE OF PEAKE ENERGY, INC.
         On March 17, 2000, the Company sold the stock of Peake Energy, Inc. ("Peake"), a wholly owned subsidiary, to North Coast Energy, Inc., an independent oil and gas company, with an effective date of January 1, 2000. The sale included substantially all of the Company's oil and gas properties in West Virginia and Kentucky. The sale resulted in net proceeds of approximately $69 million. The Company recorded a $13.2 million gain on the sale in the first quarter of 2000.

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe (billion cubic feet of natural gas equivalent) and proved undeveloped reserves of approximately 3.7 Bcfe. Peake's reserves represented 20.2% of the Company's total proved reserves. The unaudited pro forma results of operations for the nine month periods ended September 30, 2000 and 1999 are as follows: revenues of $78.2 million and $88.8 million, respectively. The pro forma effects on net income were not material. The unaudited pro forma information presented above assumes the disposition occurred prior to each period presented and does not purport to be indicative of the results that actually would have been obtained and is not intended to be a projection of future results or trends.

(5)      INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table presents certain information with respect to the oil and gas operations of the Company:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                -------------------------  ---------------------
                                   2000         1999          2000         1999
                                -----------  -----------   ---------   ---------

PRODUCTION
  GAS (MMCF)                         4,815      6,751       15,369       20,440
  OIL (MBBLS)                          144        180          450          548
  TOTAL PRODUCTION (MMCFE)           5,677      7,832       18,071       23,726

AVERAGE PRICE
  GAS (PER MCF)                  $    3.04   $   2.50     $   2.84     $   2.43
  OIL (PER BBL)                      28.70      18.77        26.80        15.02
  MCFE                                3.31       2.59         3.08         2.44

AVERAGE COSTS (PER MCFE)
  PRODUCTION EXPENSE                  0.92       0.72         0.85         0.68
  PRODUCTION TAXES                    0.10       0.11         0.10         0.10
  DEPLETION                           0.75       1.05         0.83         1.06
GROSS MARGIN (PER MCFE)               2.29       1.76         2.13         1.66


         The following table presents certain information with respect to the oil and gas operations of the Company excluding Peake (see Note 4):

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                -------------------------  ---------------------
                                   2000         1999          2000         1999
                                -----------  -----------   ---------   ---------

PRODUCTION
  GAS (MMCF)                         4,815       5,328       14,215       16,300
  OIL (MBBLS)                          144         160          434          495
  TOTAL PRODUCTION (MMCFE)           5,677       6,288       16,818       19,269

AVERAGE PRICE
  GAS (PER MCF)                  $    3.04    $   2.46      $  2.85      $  2.45
  OIL (PER BBL)                      28.70       18.72        26.87        14.98
  MCFE                                3.31        2.56         3.10         2.46

AVERAGE COSTS (PER MCFE)
  PRODUCTION EXPENSE                  0.92        0.76         0.87         0.71
  PRODUCTION TAXES                    0.10        0.07         0.09         0.07
  DEPLETION                           0.75        1.15         0.84         1.15
GROSS MARGIN (PER MCFE)               2.29        1.73         2.14         1.68

MMCF-MILLION CUBIC FEET  MBBLS-MILLION BARRELS  MMCFE-MILLION CUBIC FEET OF
                                                      NATURAL GAS EQUIVALENT

MCF-THOUSAND CUBIC FEET  BBL-BARREL             MCFE-THOUSAND CUBIC FEET OF
                                                     NATURAL GAS EQUIVALENT

RESULTS OF OPERATIONS - THIRD QUARTERS OF 2000 AND 1999 COMPARED
         Operating income increased $5.9 million from an operating loss of $759,000 in the third quarter of 1999 to operating income of $5.2 million in the third quarter of 2000. This increase was a result of a $4.6 million decrease in depreciation, depletion and amortization expense, a $2.9 million decrease in nonrecurring expense partially offset by a $436,000 decrease in other income, a $318,000 increase in exploration expense and a $828,000 decrease in operating margins. The decrease in operating margins was due to a decrease in oil and gas volumes sold as a result of the sale of Peake and the natural production decline of the wells partially offset by increases in the average price paid for the Company's oil and gas. The operating margin from oil and gas sales on a per unit basis increased 30% from $1.76 per Mcfe in the third quarter of 1999 to $2.29 per Mcfe in the third quarter of 2000. The decrease in other income was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale.

         Net loss decreased $5.2 million from $7.7 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000. This decrease was the result of the changes in operating income discussed above, a $2.8 million loss due to the sale of the Company's subsidiary, Target Oilfield Pipe and Supply ("TOPS"), in August 1999, and a $1.6 million decrease in interest expense partially offset by a $1.4 million extraordinary loss from the early extinguishment of debt, net of tax benefit (see Note 3), and a $3.9 million decrease in the income tax benefit primarily due to the decrease in loss before income taxes and extraordinary item.

         Earnings before interest, income taxes, depreciation, depletion, amortization, exploration expense and other nonrecurring items ("EBITDAX") decreased $1.3 million (8%) from $14.6 million in the third quarter of 1999 to $13.3 million in the third quarter of 2000 primarily due to the decreased operating margins and the decrease in other income discussed above.

         Total revenues decreased $4.2 million (13%) in the third quarter of 2000 compared to the third quarter of 1999 due to the sale of the Company's subsidiaries, Belden Energy Services Company ("BESCO") and TOPS, in the second half of 1999, the sale of Peake in the first quarter of 2000 and decreases in the volume of oil and natural gas sold. These decreases were partially offset by increases in the average price paid for the Company's oil and natural gas.

         Oil volumes decreased 36,000 Bbls (20%) from 180,000 Bbls in the third quarter of 1999 to 144,000 Bbls in the third quarter of 2000 resulting in a decrease in oil sales of approximately $690,000. Gas volumes decreased 2.0 Bcf (billion cubic feet) (29%) from 6.8 Bcf in the third quarter of 1999 to 4.8 Bcf in the third quarter of 2000 resulting in a decrease in gas sales of approximately $4.8 million. These volume decreases were due to the sale of Peake in the first quarter of 2000, the natural production decline of the wells and curtailment of drilling to minimum levels in 1999 due to capital constraints caused by the reduction in the Company's borrowing base in 1999. The Company expects fourth quarter 2000 oil and gas volumes to be slightly above third quarter 2000 volumes.

         The average price paid for the Company's oil increased from $18.77 per barrel in the third quarter of 1999 to $28.70 per barrel in the third quarter of 2000 which increased oil sales by approximately $1.4 million. The average price paid for the Company's natural gas increased $.54 per Mcf to $3.04 per Mcf in the third quarter of 2000 compared to the third quarter of 1999 which increased gas sales in the third quarter of 2000 by approximately $2.6 million. As a result of the Company's hedging activities, gas sales for the third quarter of 2000 decreased by approximately $4.4 million or $.92 per Mcf compared to a decrease of approximately $472,000 or $.07 per Mcf for the third quarter of 1999. At September 30, 2000, the Company had approximately 4.2 Bcf of expected fourth quarter natural gas production and approximately 10.0 Bcf of expected 2001 natural gas production hedged or committed to be sold under fixed price contracts at estimated average wellhead prices of $3.99 and $3.97 per Mcf, respectively.

         Production expense decreased $433,000 (8%) from $5.7 million in the third quarter of 1999 to $5.2 million in the third quarter of 2000 primarily due to the sale of Peake partially offset by increased compensation related expenses. The average production cost increased from $.72 per Mcfe in the third quarter of 1999 to $.92 per Mcfe in the third quarter of 2000 primarily due to increased compensation related expenses coupled with decreased production volumes. The Company expects fourth quarter 2000 production expense per Mcfe to be slightly lower than third quarter 2000. Production taxes decreased $251,000 (30%) from $834,000 in the third quarter of 1999 to $583,000 in the third quarter of 2000 as a result of decreased oil and gas sales primarily due to the sale of Peake.

         Exploration expense increased by $318,000 (20%) from $1.6 million in the third quarter of 1999 to $1.9 million in the third quarter of 2000 primarily due to increases in geophysical expenses associated with the Company's active drilling program in 2000 and planned drilling activity in 2001 partially offset by decreased employment and compensation related expense due to staff reductions in September 1999. Drilling activity in 1999 was severely curtailed due to capital constraints caused by the reduction in the Company's borrowing base. The Company currently expects to spend $18.2 million to drill 154 gross (109.4 net) wells in 2000. This drilling activity is expected to replace 83% of production in 2000 at a direct finding cost of $.91 per Mcfe.

         General and administrative expense in the third quarter of 2000 was consistent with the third quarter of 1999. The Company estimates that fourth quarter 2000 general and administrative expense will be consistent with the third quarter of 2000.

         Depreciation, depletion and amortization decreased by $4.6 million (42%) from $10.8 million in the third quarter of 1999 to $6.2 million in the third quarter of 2000. Depletion expense decreased approximately $3.9 million (48%) from $8.2 million in the third quarter of 1999 to $4.3 million in the third quarter of 2000. Depletion per Mcfe decreased from $1.05 per Mcfe in the third quarter of 1999 to $.75 per Mcfe in the third quarter of 2000. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         The Company incurred no other nonreccuring expense in the third quarter of 2000 compared to $2.9 million in the third quarter of 1999 due to $2.1 million in employee reduction costs and $830,000 in costs associated with an abandoned acquisition effort and an abandoned public offering of a royalty trust in the third quarter of 1999.

         Interest expense decreased $1.6 million from $8.7 million in the third quarter of 1999 to approximately $7.1 million in the third quarter of 2000 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates. The Company's interest expense was reduced by $68,000 in the third quarter of 2000 and increased by $235,000 in the third quarter of 1999 due to interest rate swaps.

RESULTS OF OPERATIONS - NINE MONTHS OF 2000 AND 1999 COMPARED
         Operating income increased $12.2 million from $1.8 million in the first nine months of 1999 to $14.0 million in the first nine months of 2000. This increase was primarily the result of a $11.0 million decrease in depreciation, depletion and amortization expense and a $2.9 million decrease in nonrecurring expense partially offset by a $1.5 million decrease in operating margins. The decrease in operating margins was due to a decrease in oil and gas volumes sold as a result of the sale of Peake and the natural production decline of the wells partially offset by increases in the average price paid for the Company's oil and gas. The operating margin from oil and gas sales on a per unit basis increased 28% from $1.66 per Mcfe in the first nine months of 1999 to $2.13 per Mcfe in the first nine months of 2000. The decrease in other income was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale.

         Net income increased $20.2 million from a net loss of $16.7 million in the first nine months of 1999 to net income of $3.5 million in the first nine months of 2000. This increase was the result of the changes in operating income discussed above, the $2.8 million loss on the sale of TOPS in August 1999, the $13.2 million gain on the sale of Peake in the first quarter of 2000, a $3.6 million decrease in interest expense and a $1.3 million gain on terminated interest rate swaps in March 2000 offset by a $1.4 million extraordinary loss from the early extinguishment of debt, net of tax benefit (see Note 3), and an increase in the provision for income tax of $11.5 million primarily due to the increase in income before income taxes partially offset by a lower effective state tax rate due to the sale of Peake. As a result of this rate decrease, a deferred tax benefit of $817,000 was recorded in the first nine months of 2000 which reduced the effective tax rate from 36.2% to 16.8%.

         EBITDAX decreased from $42.0 million in the first nine months of 1999 to $40.4 million in the first nine months of 2000 primarily due the decrease in operating margins discussed above.

         Total revenues decreased $19.1 million (19%) in the first nine months of 2000 compared to the first nine months of 1999 due to the sale of BESCO and TOPS in the second half of 1999, the sale of Peake in the first quarter of 2000 and decreases in the volume of oil and natural gas sold partially offset by increases in the average price paid for the Company's oil and natural gas.

         Oil volumes decreased approximately 98,000 Bbls (18%) from 548,000 Bbls in the first nine months of 1999 to 450,000 Bbls in the first nine months of 2000 resulting in a decrease in oil sales of approximately $1.5 million. Gas volumes decreased 5.0 Bcf (25%) from 20.4 Bcf in the first nine months of 1999 to 15.4 Bcf in the first nine months of 2000 resulting in a decrease in gas sales of approximately $12.3 million. These volume decreases were due to the sale of Peake in the first quarter of 2000, the natural production decline of the wells and the curtailment of drilling to minimum levels in 1999 due to capital constraints caused by the reduction in the Company's borrowing base in 1999.

         The average price paid for the Company's oil increased from $15.02 per barrel in the first nine months of 1999 to $26.80 per barrel in the first nine months of 2000 which increased oil sales by approximately $5.3 million. The average price paid for the Company's natural gas increased $.41 per Mcf to $2.84 per Mcf in the first nine months of 2000 compared to the first nine months of 1999 which increased gas sales in the first nine months of 2000 by approximately $6.3 million. As a result of the Company's hedging activities, gas sales for the first nine months of 2000 decreased by approximately $7.3 million or $.47 per Mcf compared to an increase of approximately $1.4 million or $.07 per Mcf for the first nine months of 1999.

         Production expense decreased approximately $743,000 (5%) from $16.0 million in the first nine months of 1999 to $15.3 million in the first nine months of 2000. This decrease was primarily due to the sale of Peake partially offset by increased employment and compensation related expenses. The average production cost increased from $.68 per Mcfe in the first nine months of 1999 to $.85 per Mcfe in the first nine months of 2000 primarily due to increased compensation related expenses coupled with decreased production volumes. Production taxes decreased $510,000 (21%) from $2.4 million in the first nine months of 1999 to $1.9 million in the first nine months of 2000 as a result of decreased oil and gas sales primarily due to the sale of Peake.

         Exploration expense was $4.8 million in the first nine months of 1999 compared to $4.9 million in the first nine months of 2000. Increased geophysical expenses associated with the Company's active drilling program in 2000 and planned drilling activity in 2001 were offset by decreased employment and compensation related expense due to staff reductions in September 1999. Drilling activity in 1999 was severely curtailed due to capital constraints caused by the reduction in the Company's borrowing base.

         General and administrative expense decreased by $602,000 (16%) from $3.8 million in the first nine months of 1999 to $3.2 million in the first nine months of 2000 due to decreases in employment and compensation related expenses and a decrease in Year 2000 related costs.

         Other nonrecurring expense decreased from $2.9 million in the first nine months of 1999 to $24,000 in the first nine months of 2000 due to $2.1 million in employee reduction costs and $830,000 in costs associated with an abandoned acquisition effort and an abandoned public offering of a royalty trust in the third quarter of 1999.

         Depreciation, depletion and amortization decreased by $11.0 million (34%) from $32.5 million in the first nine months of 1999 to $21.5 million in the first nine months of 2000. Depletion expense decreased $10.0 million (40%) from $25.0 million in the first nine months of 1999 to $15.0 million in the first nine months of 2000. Depletion per Mcfe decreased from $1.06 per Mcfe in the first nine months of 1999 to $.83 per Mcfe in the first nine months of 2000. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         Interest expense decreased $3.6 million (14%) from $25.7 million in the first nine months of 1999 to $22.1 million in the first nine months of 2000 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates. The Company's interest expense was reduced by $123,000 in the first nine months of 2000 and increased by $920,000 in the first nine months of 1999 due to interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at September 30, 2000 was 1.03 to 1. During the first nine months of 2000, working capital increased $44.1 million from a deficit of $43.0 million to working capital of $1.1 million at September 30, 2000. The increase was primarily due to a decrease in the current portion of long-term liabilities of $50.8 million. The Company's operating activities provided cash flows of $20.2 million during the first nine months of 2000.

         On August 23, 2000, the Company obtained a $125 million credit facility ("the Facility") comprised of a $100 million revolving credit facility ("the Revolver") and a $25 million term loan from Ableco Finance LLC and Foothill Capital Corporation. The Facility has a two year term. The Facility allows for up to $40 million to be used to purchase the Company's outstanding 9 7/8% senior subordinated notes due 2007 ("the Notes"). To date, the Company has not purchased any of the outstanding Notes.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2000, the interest rate was 11.5%. Up to $20 million in letters of credit may be issued pursuant to the conditions of the Revolver. At September 30, 2000, the Company had $7 million of outstanding letters of credit. Up to $15 million of funds borrowed under the Revolver may be used to purchase the Company's outstanding Notes.

         Initial proceeds from the Revolver of approximately $66 million were used to pay outstanding loans and interest due under the Company's former credit facility of approximately $46 million; repay a term loan of $14 million to Chase Manhattan Bank; pay fees and expenses associated with the new credit facility of approximately $4 million; and to close out certain natural gas hedging transactions with Chase Manhattan Bank. Due to the payment of the outstanding loans under the former credit facility the Company took a charge of $2.1 million ($1.4 million net of tax benefit) representing the unamortized deferred loan costs pertaining to the former credit facility. The charge was recorded as an extraordinary item. As of September 30, 2000, the outstanding balance under the Revolver was $60 million with $33 million of borrowing capacity available for general corporate purposes.

         No amounts were drawn under the term loan as of September 30, 2000. The term loan commitment will terminate if not drawn by December 26, 2000. Proceeds from the term loan may only be used to purchase the Company's outstanding Notes. The Company will pay an additional 2% fee on funds borrowed under the term loan (if any) and such funds will bear interest at three percentage points above the prime rate, payable monthly. Funds repaid against borrowings from the term loan may not be reborrowed.

         The Facility is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $125 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at September 30, 2000, under this formula was approximately $271 million for all proved reserves of the Company and $216 million for properties secured by a mortgage.

         The Facility is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 6.0 to 1 at September 30, 2000, to 3.2 to 1 at June 30, 2002; and a senior debt leverage ratio ranging from 2.7 to 1 at September 30, 2000 to 3.2 to 1 at June 30, 2002. EBITDA, as defined in the Facility, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets and excluding current debt and accrued interest from current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of September 30, 2000, the Company's working capital ratio including the above adjustments was 2.6 to 1. The Company has satisfied all financial covenants as of September 30, 2000.

         The new credit facility required an evaluation of the Company's proved oil and natural gas reserves at July 1, 2000. These reserves have been evaluated by Wright & Company, Inc., independent petroleum engineers. Projections of the reserves and cash flow to the evaluated interests were based on economic parameters and operating conditions considered applicable as of July 1, 2000, and were prepared in accordance with the financial reporting requirements of the Securities and Exchange Commission. At July 1, 2000, the Company's average wellhead oil price was $29.69 per Bbl (barrel) and the Company's average wellhead price for natural gas was $4.22 per Mcf (thousand cubic feet).

         The following table is a summary of the total proved reserves evaluated effective July 1, 2000:

                       PROVED OIL AND NATURAL GAS RESERVES

                            Total Proved       Total Proved           Total
                             Developed         Undeveloped            Proved
                              Reserves           Reserves            Reserves
                        ------------------- ------------------ -----------------
Net Reserves to the
   Evaluated Interests
     Oil (Bbls)               6,058,801          2,897,705           8,956,506
     Gas (Mcf)              251,873,700        111,637,200         363,510,900

Before Tax Cash Flow
   Undiscounted:         $  866,881,300      $ 367,731,100     $ 1,234,612,400
   Discounted at 10%
        Per Annum:          400,307,800        120,141,200         520,449,000


         The Company's proved developed and proved undeveloped reserves are all located in Michigan, Ohio, Pennsylvania and New York. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from those used to arrive at the reserve estimates. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with a credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At December 31, 1999, the Company had interest rate swap arrangements covering $120 million of debt. On March 21, 2000, the Company terminated swaps totaling $80 million which resulted in a gain of $1.3 million. At September 30, 2000, the Company had remaining swap arrangements covering $40 million of debt which expired in October 2000.

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

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the New York Mercantile Exchange ("NYMEX") or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had a pretax losses on its hedging activities of $4.4 million in the third quarter of 2000 and $472,000 in the third quarter of 1999.

         At September 30, 2000, the Company had open futures contracts covering 940 Mmcf of fourth quarter natural gas production and 5.1 Bcf of 2001 natural gas production at a weighted average NYMEX price of $4.24 per Mcf which in aggregate represented an unrealized loss of $2.9 million.

         The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts (including settled hedges) at September 30, 2000:

                                    FINANCIAL HEDGES       FIXED PRICE CONTRACTS
                            -----------------------------  ---------------------
                                                ESTIMATED           ESTIMATED
                                        NYMEX    WELLHEAD            WELLHEAD
      QUARTER ENDING           MMCF     PRICE     PRICE     MMCF      PRICE
--------------------------  ---------  --------  --------  -------   --------



December 31, 2000                940    $ 4.49    $ 4.64    3,280    $ 3.81
March 31, 2001                 1,250      4.75      4.90    2,100      3.75
June 30, 2001                  1,800      3.56      3.71    1,265      3.50
September 30, 2001             1,050      4.40      4.55    1,050      3.55
December 31, 2001              1,000      4.43      4.58      470      3.10


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

--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Credit Agreement dated as of August 23, 2000 by and among the Company, Ableco Finance LLC and Foothill Capital Corporation.

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On July 27, 2000, the Company filed a Current Report
on Form 8-K dated July 18, 2000 relating to a non-binding letter agreement to obtain a credit facility of up to $125 million and to the evaluation of the Company's proved oil and natural gas reserves at July 1, 2000 by Wright & Company, Inc., independent petroleum engineers.

                           On August 24, 2000, the Company filed a Current
Report on Form 8-K dated August 23, 2000 relating to the Company's new $125 million credit facility.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELDEN & BLAKE CORPORATION



Date:    November 7, 2000              By:   /s/ John L. Schwager
     --------------------------------     ---------------------------------
                                          John L. Schwager, Director, President
                                          and Chief Executive Officer




Date:    November 7, 2000              By:   /s/ Robert W. Peshek
     --------------------------------     ---------------------------------
                                          Robert W. Peshek, Vice President
                                          and Chief Financial Officer