Form 10-Q
period 2001-03-31
BELDEN & BLAKE CORP /OH/
filed 2001-05-10
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to _______________________

                         Commission File Number: 0-20100

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

                                                       [X]  Yes    [ ]  No

As of April 30, 2001, Belden & Blake Corporation had outstanding 10,314,580 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX


----------------------------------------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----
PART I        Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of March 31, 2001 and
                          December 31, 2000 ..........................................................           1

                       Consolidated Statements of Operations for the three
                          months ended March 31, 2001 and 2000 .......................................           2

                       Consolidated Statements of Shareholders' Equity (Deficit)
                          for the three months ended March 31, 2001 and the years ended
                          December 31, 2000 and 1999 .................................................           3

                       Consolidated Statements of Cash Flows for the three
                          months ended March 31, 2001 and 2000 .......................................           4

                       Notes to Consolidated Financial Statements ....................................           5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ........................................           7

PART II       Other Information

              Item 6.  Exhibits and Reports on Form 8-K ..............................................          12


                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              MARCH 31,      DECEMBER 31,
                                                                                2001            2000
                                                                            =============   ==============
                                                                             (UNAUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                              $       2,127    $       1,798
     Accounts receivable, net                                                      17,609           22,620
     Inventories                                                                    2,184            2,222
     Deferred income taxes                                                          2,452            1,475
     Other current assets                                                           1,677            1,448
     Fair market value of derivatives                                                 924               --
                                                                            --------------   --------------
                TOTAL CURRENT ASSETS                                               26,973           29,563

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                           423,687          413,824
     Gas gathering systems                                                         13,462           13,445
     Land, buildings, machinery and equipment                                      22,963           23,469
                                                                            --------------   --------------
                                                                                  460,112          450,738
     Less accumulated depreciation, depletion and amortization                    213,487          208,435
                                                                            --------------   --------------
                PROPERTY AND EQUIPMENT, NET                                       246,625          242,303
FAIR MARKET VALUE OF DERIVATIVES                                                      962               --
OTHER ASSETS                                                                       12,459           13,251
                                                                            --------------   --------------
                                                                            $     287,019    $     285,117
                                                                            ==============   ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
     Accounts payable                                                       $       6,099    $       5,926
     Accrued expenses                                                              26,102           19,316
     Current portion of long-term liabilities                                         111              141
     Fair market value of derivatives                                               4,547               --
                                                                            --------------   --------------
                TOTAL CURRENT LIABILITIES                                          36,859           25,383

LONG-TERM LIABILITIES
     Bank and other long-term debt                                                 50,174           61,535
     Senior subordinated notes                                                    225,000          225,000
     Other                                                                            302              323
                                                                            --------------   --------------
                                                                                  275,476          286,858

FAIR MARKET VALUE OF DERIVATIVES                                                       34               --
DEFERRED INCOME TAXES                                                              22,361           21,189

SHAREHOLDERS' DEFICIT
      Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued 10,366,122 and 10,357,255 shares
       (which includes 57,252 and 53,972 treasury shares, respectively)             1,031            1,030
     Paid in capital                                                              108,179          107,921
     Deficit                                                                     (155,202)        (157,264)
     Accumulated other comprehensive loss                                          (1,719)              --
                                                                            --------------   --------------
                TOTAL SHAREHOLDERS' DEFICIT                                       (47,711)         (48,313)
                                                                            --------------   --------------
                                                                            $     287,019    $     285,117
                                                                            ==============   ==============

See accompanying notes.

                                 BELDEN & BLAKE CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS)
                                        (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------
                                                               2001              2000
                                                          ----------------   ----------------
REVENUES
     Oil and gas sales                                      $      25,779      $      19,812
     Gas gathering, marketing, and oilfield service                 8,875              8,426
     Other                                                            487                833
                                                          ----------------   ----------------
                                                                   35,141             29,071
EXPENSES
     Production expense                                             5,458              5,430
     Production taxes                                                 688                762
     Gas gathering, marketing, and oilfield service                 8,388              7,111
     Exploration expense                                            1,426                937
     General and administrative expense                             1,124                932
     Franchise, property and other taxes                              105                165
     Depreciation, depletion and amortization                       6,070              8,986
     Other nonrecurring expense                                     1,446                 24
                                                          ----------------   ----------------
                                                                   24,705             24,347
                                                          ----------------   ----------------
OPERATING INCOME                                                   10,436              4,724

OTHER (INCOME) EXPENSE
     (Gain) on sale of subsidiary and other income                     --            (14,426)
     Interest expense                                               7,202              8,286
                                                          ----------------   ----------------
INCOME BEFORE INCOME TAXES                                          3,234             10,864
     Provision for income taxes                                     1,172              3,120
                                                          ----------------   ----------------
NET INCOME                                                  $       2,062      $       7,744
                                                          ================   ================


See accompanying notes.


                                                       BELDEN & BLAKE CORPORATION
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                             (IN THOUSANDS)


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                COMMON      COMMON      PAID IN                   COMPREHENSIVE       TOTAL
                                                SHARES      STOCK       CAPITAL      DEFICIT          LOSS           DEFICIT
                                              ==========  ==========  ===========  ===========  =================  ===========

JANUARY 1, 1999                                10,111     $1,011       $107,897     $(141,922)      $    --         $(33,014)

Net loss                                                                              (18,303)                       (18,303)
Stock options exercised                            31          3                                                           3
Stock-based compensation                          118         12           (288)                                        (276)
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                              10,260      1,026        107,609      (160,225)           --          (51,590)

Net income                                                                              2,961                          2,961
Stock options exercised                            97         10             (9)                                           1
Stock-based compensation                                                    336                                          336
Treasury stock                                    (54)        (6)           (15)                                         (21)
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                              10,303      1,030        107,921      (157,264)           --          (48,313)

Comprehensive income:
Net income                                                                              2,062                          2,062
Other comprehensive loss, net of tax
     Cumulative effect of accounting change                                                          (6,691)          (6,691)
     Change in derivative fair value                                                                  3,172            3,172
     Reclassification adjustments - contract settlements                                              1,800            1,800
                                                                                                                -------------
Total comprehensive income                                                                                               343
                                                                                                                -------------
Stock options exercised                             9          1             (1)                                          --
Stock-based compensation                                                    271                                          271
Treasury stock                                     (3)                      (12)                                         (12)
-----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001 (UNAUDITED)                     10,309     $1,031       $108,179     $(155,202)      $(1,719)        $(47,711)
=============================================================================================================================


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                             THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------
                                                                             2001               2000
                                                                        ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $        2,062        $       7,744
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation, depletion and amortization                                   6,070                8,986
       Gain on sale of subsidiary                                                    --              (13,155)
       (Gain) loss on disposal of property and equipment                            (51)                  42
       Exploration expense                                                        1,426                  937
       Deferred income taxes                                                      1,172                3,030
       Stock-based compensation                                                     271                   --
       Change in operating assets and liabilities, net of
         effects of disposition of subsidiary:
           Accounts receivable and other operating assets                         4,762               (1,439)
           Inventories                                                               38                  (25)
           Accounts payable and accrued expenses                                  6,959                2,978
                                                                        ----------------   ------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                           22,709                9,098


CASH FLOWS FROM INVESTING ACTIVITIES:
     Disposition of subsidiaries net of cash                                         --               69,031
     Proceeds from property and equipment disposals                                 380                   82
     Exploration expense                                                         (1,426)                (937)
     Additions to property and equipment                                         (9,930)              (3,484)
     Increase in other assets                                                        (1)                (311)
                                                                        ----------------   ------------------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (10,977)              64,381

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                      44,576                   --
     Repayment of long-term debt and other obligations                          (55,967)             (71,583)
     Purchase of treasury stock                                                     (12)                  --
                                                                        ----------------   ------------------
             NET CASH USED IN FINANCING ACTIVITIES                              (11,403)             (71,583)
                                                                        ----------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           329                1,896

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,798                4,536
                                                                        ----------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       2,127        $       6,432
                                                                        ================   ==================

CASH PAID DURING THE PERIOD FOR:
     Interest                                                             $       1,754        $       3,542

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of assets in exchange for long-term obligations          $          --        $         239


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 2001
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to conform to the current presentation.

(2)      OTHER NONRECURRING EXPENSE
         Effective April 1, 2001, certain senior management members of the Company verbally accepted early retirements. These retirements will result in a cash charge of approximately $760,000 and an additional non-cash charge of $179,000 related to the acceleration of certain stock options.

         The Company recorded a total nonrecurring charge of $1.4 million in the first quarter of 2001 related to these retirement agreements and other severance charges incurred which included a non-cash charge of approximately $265,000 due to the acceleration of certain related stock options.

(3)      DERIVATIVES AND HEDGING
         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). The hedging relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. All of the Company's futures contracts in place are designated as cash flow hedges.

         Adoption of SFAS No. 133 resulted in recording a $10.5 million ($6.7 million net of tax) decline in fair value to accumulated other comprehensive loss, consisting of $9.2 million to current fair market value of derivative liabilities and $1.3 million to current fair market value of derivative assets. The fair market value of derivatives assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of natural gas as of March 31, 2001. During the first quarter of 2001, losses on contract settlements of $2.8 million ($1.8 million after tax) were reclassified from accumulated other comprehensive loss to earnings and the unrecognized net loss associated with the change in fair market value of open hedges decreased by $5.0 million ($3.2 million after tax). At March 31, 2001, the estimated net losses in accumulated other comprehensive loss that are expected to be reclassified into earnings within the next 12 months are approximately $3.6 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2002.

(4)      INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas, exploring for and developing oil and gas reserves, acquiring and enhancing the economic performance of producing oil and gas properties, and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

(5)      SUBSEQUENT EVENT

         The Company was notified by the Internal Revenue Service in April 2001 that it has completed the examination for the tax years 1994 through 1997. While the Company has not completed its analysis, it expects to record a favorable adjustment in the second quarter related to the conclusion of the examination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On March 17, 2000, the Company sold the stock of Peake Energy, Inc. ("Peake"), a wholly owned subsidiary, to an independent oil and gas company, with an effective date of January 1, 2000. The sale included substantially all of the Company's oil and gas properties in West Virginia and Kentucky. The sale resulted in net proceeds of approximately $69 million. The Company recorded a $13.2 million gain on the sale in the first quarter of 2000.

         The following table presents certain information with respect to the oil and gas operations of the Company. The last column in the table excludes
Peake:


                                                                   EXCLUDING PEAKE
                                                              --------------------------
                                     THREE MONTHS ENDED          THREE MONTHS ENDED
                                         MARCH 31,                    MARCH 31,
                                  -------------------------   --------------------------
                                     2001          2000          2001          2000
                                  -----------   -----------   -----------   ------------
PRODUCTION
   Gas (Mmcf)                       4,483          5,877         4,483         4,723
   Oil (Mbbls)                        156            163           156           147
   Total production (Mmcfe)         5,416          6,858         5,416         5,606
AVERAGE PRICE
   Gas (per Mcf)                  $  4.85       $   2.65      $   4.85       $  2.64
   Oil (per Bbl)                    25.85          25.98         25.85         26.10
   Mcfe                              4.76           2.89          4.76          2.91
AVERAGE COSTS (PER MCFE)
   Production expense                1.01           0.79          1.01          0.84
   Production taxes                  0.13           0.11          0.13          0.08
   Depletion                         0.76           0.96          0.76          1.02
GROSS MARGIN (PER MCFE)              3.62           1.99          3.62          1.99

MMCF - MILLION CUBIC FEET    MBBLS - THOUSAND BARRELS    MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF - THOUSAND CUBIC FEET    BBL - BARREL                MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT

RESULTS OF OPERATIONS

         Operating income increased $5.7 million from $4.7 million in the first quarter of 2000 to $10.4 million in the first quarter of 2001. This increase was the result of a $5.2 million increase in operating margins and a $2.9 million decrease in depreciation, depletion and amortization expense offset by a $1.4 million increase in nonrecurring expense, a $489,000 increase in exploration expense, a $346,000 decrease in other income and a $192,000 increase in general and administrative expense. The decrease in other income was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale.

         The $5.2 million increase in operating margins was primarily due to a $6.0 million increase in the operating margin from oil and gas sales due to a $2.20 per Mcf increase in the average price paid for the Company's natural gas partially offset by a decrease in oil and gas volumes sold as a result of the sale of Peake and the natural production decline of the wells. The operating margin from oil and gas sales on a per unit basis increased 82% from $1.99 per Mcfe in the first quarter of 2000 to $3.62 per Mcfe in the first quarter of 2001. The increase in the operating margin from oil and gas sales was offset by an $828,000 decrease in the operating margin from gas gathering, marketing and oilfield service due to the sale of Peake, bad debt expense associated with a bankruptcy and lower gas gathering and marketing margins.

         Net income decreased $5.6 million from $7.7 million in the first quarter of 2000 to $2.1 million in the first quarter of 2001. This decrease was the result of the $13.2 million gain on the sale of Peake in March 2000 and a $1.3 million gain on terminated interest rate swaps in March 2000 offset by the changes in operating income discussed above, a decrease in the provision for income tax of $1.9 million and a $1.1 million decrease in interest expense. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes partially offset by a lower effective state tax rate in 2000 due to the sale of Peake. A deferred tax benefit of $817,000 was recorded in the first quarter of 2000 which reduced the effective rate in 2000 from 36.2% to 28.7%.

         Earnings before interest; income taxes; depreciation, depletion and amortization; exploration expense; and other nonrecurring items ("EBITDAX") increased $4.7 million (32%) from $14.7 million in the first quarter of 2000 to $19.4 million in the first quarter of 2001 primarily due to the increased operating margins in the first quarter of 2001.

         Total revenues increased $6.1 million (21%) in the first quarter of 2001 compared to the first quarter of 2000 primarily due to an increase in the average price paid for the Company's natural gas partially offset by decreases in the volume of oil and natural gas sold.

         Oil volumes decreased 7,000 Bbls (5%) from 163,000 Bbls in the first quarter of 2000 to 156,000 Bbls in the first quarter of 2001 resulting in a decrease in oil sales of approximately $200,000. Gas volumes decreased 1.4 Bcf (billion cubic feet) (24%) from 5.9 Bcf in the first quarter of 2000 to 4.5 Bcf in the first quarter of 2001 resulting in a decrease in gas sales of approximately $3.7 million. These volume decreases were due to the sale of Peake in the first quarter of 2000 and the natural production decline of the wells partially offset by production from wells drilled in 2000.

         The average price paid for the Company's oil decreased $.13 per Bbl from $25.98 per Bbl in the first quarter of 2000 to $25.85 per Bbl in the first quarter of 2001 which decreased oil sales by approximately $20,000. The average price paid for the Company's natural gas increased $2.20 per Mcf from $2.65 per Mcf in the first quarter of 2000 to $4.85 per Mcf in the first quarter of 2001 which increased gas sales by approximately $9.9 million. As a result of the Company's hedging activities gas sales for the first quarter of 2001 were reduced by $2.8 million or $.63 per Mcf, compared to $155,000 or $.03 per Mcf, for the first quarter of 2000. At March 31, 2001, the Company had approximately 6 Bcf of expected remaining 2001 natural gas production and approximately 9 Bcf of expected 2002 natural gas production hedged or committed to be sold under fixed price contracts at estimated average wellhead prices of $4.13 and $4.76 per Mcf, respectively.

         Production expense increased $28,000 to $5.5 million in the first quarter of 2001. The average production cost increased from $.79 per Mcfe in the first quarter of 2000 to $1.01 per Mcfe in the first quarter of 2001. The per unit increase was primarily due to the sale of Peake, increased compensation related expenses, additional costs incurred in the first quarter of 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes decreased $74,000 (10%) from $762,000 in the first quarter of 2000 to $688,000 in the first quarter of 2001. This decrease was due to the sale of Peake partially offset by higher production taxes due to higher natural gas prices in 2001.

         Exploration expense increased by $489,000 (52%) from $937,000 in the first quarter of 2000 to $1.4 million in the first quarter of 2001 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2001. The Company currently expects to spend $29.2 million to drill 205 gross (175.6 net) wells in 2001.

         General and administrative expense increased $192,000 (21%) from $932,000 in the first quarter of 2000 to $1.1 million in the first quarter of 2001 primarily due to increases in employment and compensation related expenses.

         Depreciation, depletion and amortization decreased by $2.9 million (32%) from $9.0 million in the first quarter of 2000 to $6.1 million in the first quarter of 2001. Depletion expense decreased approximately $2.5 million (38%) from $6.6 million in the first quarter of 2000 to $4.1 million in the first quarter of 2001. Depletion per Mcfe decreased from $.96 per Mcfe in the first quarter of 2000 to $.76 per Mcfe in the first quarter of 2001. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         The Company recorded a nonrecurring charge of $1.4 million in the first quarter of 2001 related to the early retirement of certain senior management members of the Company and other severance charges incurred which included a non-cash charge of approximately $265,000 due to the acceleration of certain related stock options. The Company expects to reduce its forecasted future general and administrative expenses by over $500,000 annually beginning in the second quarter of 2001 as a result of the retirements.

         Gain on sale of subsidiary and other income in the first quarter of 2000 was the result of the $13.2 million gain on the sale of Peake and the $1.3 million gain on terminated interest rate swaps.

         Interest expense decreased $1.1 million from $8.3 million in the first quarter of 2000 to $7.2 million in the first quarter of 2001 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates. The Company's interest expense was reduced by $29,000 in the first quarter of 2000 due to interest rate swaps. There were no interest rate swaps open in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at March 31, 2001 was .73 to 1. During the first three months of 2001, working capital decreased $14.1 million from working capital of $4.2 million to a deficit of $9.9 million at March 31, 2001. The decrease was primarily due to an increase in accrued expenses of $6.8 million and the recording of the fair market value of derivatives per SFAS 133 in the first quarter of 2001 which decreased working capital by $3.6 million. The increase in accrued expense was primarily due to an increase in accrued interest expense of $5.4 million and an increase in accrued drilling costs of $2.0 million. The Company's operating activities provided cash flows of $22.7 million during the first three months of 2001.

         The Company has a $100 million revolving credit facility ("the Revolver") which matures in August 2002. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At March 31, 2001, the interest rate was 10.0%. On April 19, 2001, the interest rate dropped to 9.5%. Up to $20 million in letters of credit may be issued pursuant to the conditions of the Revolver. At March 31, 2001, the

Company had $8.75 million of outstanding letters of credit. At March 31, 2001, the outstanding balance under the credit agreement was $50 million with $41 million of borrowing capacity available for general corporate purposes.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at March 31, 2001, under this formula was approximately $268 million for all proved reserves of the Company and $210 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 5.0 to 1 at March 31, 2001, to
3.2 to 1 at June 30, 2002; and a senior debt leverage ratio ranging from 2.3 to 1 at March 31, 2001 to 3.2 to 1 at June 30, 2002. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the trailing four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets and excluding current debt and accrued interest from current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of March 31, 2001, the Company's current ratio including the above adjustments was 2.29 to 1. The Company has satisfied all financial covenants as of March 31, 2001.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At March 31, 2000, the Company had swap arrangements, which expired in October 2000, covering $40 million of debt. The Company had no interest rate swaps at March 31, 2001.

         The Company currently expects to spend approximately $39 million during 2001 on its drilling activities and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non strategic assets. At March 31, 2001, the Company had approximately $41 million available under its existing revolving credit line. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. The Company had pretax losses on its hedging activities of $2.8 million and $155,000 in the first quarters of 2001 and 2000, respectively. At March 31, 2001, the Company had open futures contracts covering 9.7 Tbtu (trillion British thermal units) of 2001 and 2002 natural gas production at a weighted average NYMEX price of $4.63 per Mmbtu (million British thermal units) which represented a net unrealized loss of $1.5 million.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts (including settled hedges) at May 4, 2001:


                                        FINANCIAL HEDGES                  FIXED PRICE CONTRACTS
                           -----------------------------------------   ---------------------------
                                             NYMEX       ESTIMATED                     ESTIMATED
                                             PRICE        WELLHEAD                      WELLHEAD
                                              PER          PRICE        ESTIMATED        PRICE
QUARTER ENDING                   BBTU        MMBTU        PER MCF         MMCF          PER MCF
-------------------------  -----------   ------------   -----------    ------------   ------------

June 30, 2001                    1,450   $       4.52   $      4.67           1,496   $      3.87
September 30, 2001               1,950           4.50          4.65           1,185          3.80
December 31, 2001                2,400           4.77          4.99             754          4.28
                           ------------  -------------  ------------   -------------  ------------
                                 5,800   $       4.62   $      4.79           3,435   $      3.93
                           ============  =============  ============   =============  ============

March 31, 2002                   2,550   $       4.95   $      5.20             760   $      4.54
June 30, 2002                    2,550           4.61          4.76             643          4.29
September 30, 2002               2,550           4.61          4.76             632          4.28
December 31, 2002                2,550           4.63          4.84             575          4.44
                           ------------  -------------  ------------   -------------  ------------
                                10,200   $       4.70   $      4.89           2,610   $      4.40
                           ============  =============  ============   =============  ============

         BBTU - BILLION BRITISH THERMAL UNITS


         The quarter ending June 30, 2001 in the above table does not include an unrealized loss of $1.2 million associated with terminated financial swaps on 750 Bbtu of natural gas.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

         On February 15, 2001, the Company filed a Current Report on Form 8-K dated February 13, 2001 relating to Regulation FD disclosures.

         On March 13, 2001, the Company filed a Current Report on Form 8-K dated March 4, 2001 relating to executive changes.

SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BELDEN & BLAKE CORPORATION



Date:    MAY 8, 2001                   By: /s/ John L. Schwager
     ----------------------                --------------------------------
                                           John L. Schwager, Director, President
                                           and Chief Executive Officer




Date:    MAY 8, 2001                   By  /s/ Robert W. Peshek
     ----------------------                --------------------------------
                                           Robert W. Peshek, Vice President
                                           and Chief Financial Officer