Form 10-Q
period 2001-06-30
BELDEN & BLAKE CORP /OH/
filed 2001-08-09
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------   ------------------
Commission File Number:    0-20100

                           BELDEN & BLAKE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                     34-1686642
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


         5200 Stoneham Road
         North Canton, Ohio                                   44720
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

                                                          [X]  Yes    [ ]  No

As of July 31, 2001, Belden & Blake Corporation had outstanding 10,353,159 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------

                                                                                                               PAGE
                                                                                                               ----
PART I        Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets as of June 30, 2001 and
                          December 31, 2000 ................................................................     1

                       Consolidated Statements of Operations for the three and six
                          months ended June 30, 2001 and 2000 ..............................................     2

                       Consolidated Statements of Shareholders' Equity (Deficit)
                          for the six months ended June 30, 2001 and the years
                          ended December 31, 2000 and 1999 .................................................     3

                       Consolidated Statements of Cash Flows for the six
                          months ended June 30, 2001 and 2000 ..............................................     4

                       Notes to Consolidated Financial Statements ..........................................     5

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ..............................................     8

PART II       Other Information

              Item 6.  Exhibits and Reports on Form 8-K ....................................................    15

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2001          2000
                                                                                ---------     ---------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $   2,235     $   1,798
     Accounts receivable, net                                                      16,067        22,620
     Inventories                                                                    2,234         2,222
     Deferred income taxes                                                          1,556         1,475
     Other current assets                                                           1,746         1,448
     Fair value of derivatives                                                     11,714          --
                                                                                ---------     ---------
                TOTAL CURRENT ASSETS                                               35,552        29,563

PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties (successful efforts method)                           430,984       413,824
     Gas gathering systems                                                         13,185        13,445
     Land, buildings, machinery and equipment                                      24,434        23,469
                                                                                ---------     ---------
                                                                                  468,603       450,738
     Less accumulated depreciation, depletion and amortization                    218,419       208,435
                                                                                ---------     ---------
                PROPERTY AND EQUIPMENT, NET                                       250,184       242,303
FAIR VALUE OF DERIVATIVES                                                           5,346            --
OTHER ASSETS                                                                       11,824        13,251
                                                                                ---------     ---------
                                                                                $ 302,906     $ 285,117
                                                                                =========     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                           $   6,119     $   5,926
     Accrued expenses                                                              19,183        19,316
     Current portion of long-term liabilities                                         100           141
                                                                                ---------     ---------
                TOTAL CURRENT LIABILITIES                                          25,402        25,383

LONG-TERM LIABILITIES
     Bank and other long-term debt                                                 56,275        61,535
     Senior subordinated notes                                                    225,000       225,000
     Other                                                                            231           323
                                                                                ---------     ---------
                                                                                  281,506       286,858

DEFERRED INCOME TAXES                                                              27,743        21,189

SHAREHOLDERS' DEFICIT
     Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued 10,410,103 and 10,357,255 shares
       (which includes 70,518 and 53,972 treasury shares, respectively)             1,034         1,030
     Paid in capital                                                              108,009       107,921
     Deficit                                                                     (151,410)     (157,264)
     Accumulated other comprehensive income                                        10,622            --
                                                                                ---------     ---------
                TOTAL SHAREHOLDERS' DEFICIT                                       (31,745)      (48,313)
                                                                                ---------     ---------
                                                                                $ 302,906     $ 285,117
                                                                                =========     =========

See accompanying notes

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------    -------------------------
                                                           2001           2000           2001          2000
                                                        --------       --------       --------      --------
REVENUES
     Oil and gas sales                                   $ 23,562       $ 17,069       $ 49,341      $ 36,881
     Gas gathering, marketing, and oilfield service         9,356          9,176         18,231        17,602
     Other                                                    411          1,020            898         1,853
                                                         --------       --------       --------      --------
                                                           33,329         27,265         68,470        56,336
EXPENSES
     Production expense                                     5,708          4,636         11,166        10,066
     Production taxes                                         748            520          1,436         1,282
     Gas gathering, marketing, and oilfield service         7,707          8,520         16,095        15,631
     Exploration expense                                    2,234          2,024          3,660         2,961
     General and administrative expense                     1,038          1,069          2,162         2,001
     Franchise, property and other taxes                       99            119            204           284
     Depreciation, depletion and amortization               6,107          6,311         12,177        15,297
     Other nonrecurring expense                                55             --          1,501            24
                                                         --------       --------       --------      --------
                                                           23,696         23,199         48,401        47,546
                                                         --------       --------       --------      --------
OPERATING INCOME                                            9,633          4,066         20,069         8,790

OTHER (INCOME) EXPENSE
     (Gain) on sale of subsidiary and other income             --             --             --       (14,426)
     Interest expense                                       6,845          6,730         14,047        15,016
                                                         --------       --------       --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                           2,788         (2,664)         6,022         8,200
     (Benefit) provision for income taxes                  (1,004)          (966)           168         2,154
                                                         --------       --------       --------      --------
NET INCOME (LOSS)                                        $  3,792       $ (1,698)      $  5,854      $  6,046
                                                         ========       ========       ========      ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                              COMMON     COMMON   PAID IN                 COMPREHENSIVE    TOTAL
                                                              SHARES     STOCK    CAPITAL     DEFICIT        INCOME       DEFICIT
                                                             ---------  -------  ---------   ---------    -------------   -------

JANUARY 1, 1999                                               10,111    $1,011    $107,897    $(141,922)    $    --    $ (33,014)

Net loss                                                                                        (18,303)                 (18,303)
Stock options exercised                                           31         3                                                 3
Stock-based compensation                                         118        12        (288)                                 (276)
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                                             10,260     1,026     107,609     (160,225)         --      (51,590)

Net income                                                                                        2,961                    2,961
Stock options exercised                                           97        10          (9)                                    1
Stock-based compensation                                                               336                                   336
Treasury stock                                                   (54)       (6)        (15)                                  (21)
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                                             10,303     1,030     107,921     (157,264)         --      (48,313)

Comprehensive income:
Net income                                                                                        5,854                    5,854
Other comprehensive income, net of tax
     Cumulative effect of accounting change                                                                  (6,691)      (6,691)
     Change in derivative fair value                                                                         14,668       14,668
     Reclassification adjustments - contract settlements                                                      2,645        2,645
                                                                                                                       ------------
Total comprehensive income                                                                                                16,476
                                                                                                                       ------------
Stock options exercised                                           54         5           1                                     6
Stock-based compensation                                                               145                                   145
Treasury stock                                                   (17)       (1)        (58)                                  (59)
-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001 (UNAUDITED)                                     10,340    $1,034    $108,009    $(151,410)   $ 10,622    $ (31,745)
===================================================================================================================================

Total comprehensive income in the quarter ended June 30, 2001, was $16.1 million.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      2001            2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   5,854       $   6,046
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization                         12,177          15,297
     Gain on sale of subsidiary                                           --         (13,155)
     Loss on disposal of property and equipment                           39             291
     Exploration expense                                               3,660           2,961
     Deferred income taxes                                                35           2,064
     Stock-based compensation                                            145              33
     Change in operating assets and liabilities, net of
      effects of disposition of subsidiary:
        Accounts receivable and other operating assets                 6,266            (458)
        Inventories                                                      (12)           (230)
        Accounts payable and accrued expenses                             51             588
                                                                   ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   28,215          13,437

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of businesses, net of cash                                 400          69,031
  Proceeds from property and equipment disposals                         387             157
  Exploration expense                                                 (3,660)         (2,961)
  Additions to property and equipment                                (19,218)         (8,415)
  Increase in other assets                                               (49)           (602)
                                                                   ---------       ---------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (22,140)         57,210

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                              97,983          13,000
  Repayment of long-term debt and other obligations                 (103,352)        (82,973)
  Debt issue costs                                                      (210)           (668)
  Purchase of treasury stock                                             (59)              --
                                                                   ---------       ---------
          NET CASH USED IN FINANCING ACTIVITIES                       (5,638)        (70,641)
                                                                   ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                437               6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,798           4,536

                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   2,235       $   4,542
                                                                   =========       =========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                         $  14,244       $  16,066
  Income taxes, net of refunds                                           340              --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term liabilities             74             239




See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 2001
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to conform to the current presentation.

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Adoption of these standards should not have a material effect on the Company's financial position, results of operations or cash flows. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

         Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Early adoption is not permitted for calendar year companies. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

(3)      CREDIT AGREEMENT
         On June 29, 2001, the Company amended its $100 million revolving credit facility ("the Revolver") from Ableco Finance LLC and Foothill Capital Corporation. The amendment extended the Revolver's final maturity date to April 22, 2004, from August 23, 2002, increased the letter of credit sub-limit from $20 million to $30 million and eliminated the effects of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," from covenant calculations. The Company paid approximately $200,000 in fees and expenses related to the amendment.

         The amendment extended the financial covenant for the senior interest coverage ratio of 3.2 to 1 for the quarters ending September 30, 2002, through March 31, 2004; and the senior debt leverage ratio of 2.7 to 1 was extended for the quarters ending September 30, 2002, through March 31, 2004. These ratios will be calculated quarterly based on the financial results of the previous four quarters.

         The amendment added an early termination fee equal to .25% of the facility if terminated between the effective date and May 31, 2002. If termination is after May 31, 2002 but on or before May 31, 2003, the termination fee is .125% of the facility. There is no termination fee after May 31, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe (Thousand cubic feet of natural gas equivalent) basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels the Company is in compliance with this hedging requirement through March 2003.

(4)      OTHER NONRECURRING EXPENSE
         Effective April 1, 2001, certain senior management members of the Company accepted early retirements. These retirements will result in a cash charge of approximately $760,000 and an additional non-cash charge of $100,000 related to the acceleration of certain stock options.

         The Company recorded a total nonrecurring charge of $1.5 million in the first six months of 2001 related to these retirement agreements and other severance charges incurred which included a non-cash charge of approximately $200,000 due to the acceleration of certain related stock options.

(5)      DERIVATIVES AND HEDGING
         As of January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). The hedging relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price volatility. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At June 30, 2001, the Company's derivative contracts consist of natural gas swaps and natural gas costless collars. All of these NYMEX based derivative contracts are designated as cash flow hedges.

         Adoption of SFAS No. 133 resulted in recording a $10.5 million ($6.7 million net of tax) decline in fair value to accumulated other comprehensive loss, consisting of $11.8 million to current fair value of derivative liabilities and $1.3 million to current fair value of derivative assets. The fair value of derivatives assets represent the difference between hedged prices and market prices on hedged volumes of natural gas as of June 30, 2001. During the first six months of 2001, losses on contract settlements of $4.2 million ($2.6 million after tax) were reclassified from accumulated other comprehensive income to earnings and the fair value of open hedges increased by $23.4 million ($14.7 million after tax). At June 30, 2001, the estimated net gains in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are approximately $11.7 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2003.

(6)      INCOME TAX
         During the second quarter the Company concluded an IRS income tax examination of the years 1994 through 1997. A federal income tax benefit of $1.5 million was recorded during the quarter as a result of the examination. Also, in the second quarter a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company now believes it can fully utilize.

(7)      INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

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

         The following table presents certain information with respect to the oil and gas operations of the Company. The last column in the table excludes
Peake:

                                                                                     EXCLUDING PEAKE
                                                                                 ----------------------
                                 THREE MONTHS ENDED       SIX MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,                 JUNE 30,
                               ----------------------  -----------------------   -----------------------
                                  2001        2000        2001         2000        2001         2000
                               ----------  ----------  ----------   ----------   ----------   ----------

PRODUCTION
    Gas (Mmcf)                      4,551       4,676       9,033       10,554        9,033        9,399
    Oil (Mbbls)                       162         143         317          307          317          290
    Total production (Mmcfe)        5,520       5,536      10,936       12,394       10,936       11,141

AVERAGE PRICE
    Gas (per Mcf)              $     4.29  $     2.86  $     4.57   $     2.74   $     4.57   $     2.75
    Oil (per Bbl)                   24.94       25.82       25.39        25.91        25.39        25.96
    Mcfe                             4.27        3.08        4.51         2.98         4.51         3.00

AVERAGE COSTS (PER Mcfe)
    Production expense               1.03        0.84        1.02         0.81         1.02         0.84
    Production taxes                 0.14        0.09        0.13         0.10         0.13         0.09
    Depletion                        0.76        0.76        0.76         0.87         0.76         0.89
GROSS MARGIN (PER Mcfe)              3.10        2.15        3.36         2.07         3.36         2.07

Mmcf - MILLION        Mbbls - THOUSAND     Mmcfe - MILLION CUBIC FEET OF
       CUBIC FEET             BARRELS              NATURAL GAS EQUIVALENT
Mcf  - THOUSAND       Bbl   - BARREL       Mcfe  - THOUSAND CUBIC FEET OF
       CUBIC FEET                                  NATURAL GAS EQUIVALENT



RESULTS OF OPERATIONS - SECOND QUARTERS OF 2001 AND 2000 COMPARED
         Operating income increased $5.5 million from $4.1 million in the second quarter of 2000 to $9.6 million in the second quarter of 2001. This increase was primarily a result of a $6.2 million (49%) increase in operating margins partially offset by a $609,000 decrease in other income. The increase in operating margins was primarily due to a $5.2 million increase in the operating margin from oil and gas sales primarily due to a $1.43 per Mcf increase in the average price paid for the Company's natural gas partially offset by a decrease in gas volumes from the natural production decline of the wells. The decrease in other income was primarily due to proceeds received in the second quarter of 2000 from the settlement of a lawsuit. Net income increased $5.5 million from a net loss of $1.7 million in the second quarter of 2000 to net income of $3.8 million in the second quarter of 2001. This increase was primarily a result of the increase in operating income discussed above and favorable adjustments to income tax expense in the second quarter of 2001 (see Note 6 to the Consolidated Financial Statements).

         Earnings before interest, income taxes, depreciation, depletion, amortization, exploration expense and other nonrecurring items ("EBITDAX") increased $5.6 million (45%) from $12.4 million in the second quarter of 2000 to $18.0 million in the second quarter of 2001 primarily due to the increased operating margins discussed above.

         Total revenues increased $6.1 million (22%) in the second quarter of 2001 compared to the second quarter of 2000 primarily due to a $1.43 per Mcf increase in the average price paid for the Company's natural gas and an increase in oilfield service revenue partially offset by a decrease in gas volumes from the natural production decline of the wells and by the decrease in other income discussed above.

         Oil volumes increased 19,000 Bbls (13%) from 143,000 Bbls in the second quarter of 2000 to 162,000 Bbls in the second quarter of 2001 resulting in an increase in oil sales of approximately $470,000. Gas volumes decreased 125 Mmcf (3%) from 4.7 Bcf (Billion cubic feet) in the second quarter of 2000 to 4.6 Bcf in the second quarter of 2001 resulting in a decrease in gas sales of approximately $360,000.

         The average price paid for the Company's oil decreased from $25.82 per Bbl in the second quarter of 2000 to $24.94 per Bbl in the second quarter of 2001 which decreased oil sales by approximately $140,000. The average price paid for the Company's natural gas increased $1.43 per Mcf to $4.29 per Mcf in the second quarter of 2001 compared to the second quarter of 2000 which increased gas sales in the second quarter of 2001 by approximately $6.5 million. As a result of the Company's hedging activities, gas sales revenue for the second quarter of 2001 decreased by approximately $1.3 million or $.29 per Mcf compared to a decrease of approximately $2.7 million or $.58 per Mcf for the second quarter of 2000.

         Production expense increased $1.1 million (23%) from $4.6 million in the second quarter of 2000 to $5.7 million in the second quarter of 2001. The average production cost increased from $.84 per Mcfe in the second quarter of 2000 to $1.03 per Mcfe in the second quarter of 2001 primarily due to additional costs incurred in the second quarter of 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes increased $228,000 (44%) from $520,000 in the second quarter of 2000 to $748,000 in the second quarter of 2001 primarily due to higher natural gas prices in 2001.

         Exploration expense increased by $210,000 (10%) from $2.0 million in the second quarter of 2000 to $2.2 million in the second quarter of 2001 primarily due to increases in leasing activity and geophysical expense associated with the Company's planned drilling activity in 2001 and 2002.

         General and administrative expense in the second quarter of 2001 was consistent with the second quarter of 2000.

         Depreciation, depletion and amortization decreased by approximately $204,000 (3%) from $6.3 million in the second quarter of 2000 to $6.1 million in the second quarter of 2001. Depletion expense in the second quarter of 2001 was consistent with the second quarter of 2000. Depletion per Mcfe was $.76 per Mcfe in the second quarter of 2000 and 2001.

         Interest expense increased $115,000 from $6.7 million in the second quarter of 2000 to approximately $6.8 million in the second quarter of 2001.

RESULTS OF OPERATIONS - SIX MONTHS OF 2001 AND 2000 COMPARED
         Operating income increased $11.3 million from $8.8 million in the first six months of 2000 to $20.1 million in the first six months of 2001. This increase was primarily a result of a $11.4 million (41%) increase in operating margins and a $3.1 million (20%) decrease in depreciation, depletion and amortization expense partially offset by a $955,000 decrease in other income, a $699,000 (24%) increase in exploration expense and the $1.5 million nonrecurring expense recorded in the first six months of 2001.

         The increase in operating margins was primarily due to a $11.2 million increase in the operating margin from oil and gas sales primarily as a result of a $1.83 per Mcf increase in the average price paid for the Company's natural gas. The decrease in other income was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale and proceeds received in the second quarter of 2000 from the settlement of a lawsuit.

         Net income was $5.9 million in the first six months of 2001 compared to $6.0 million in the first six months of 2000. Gain on sale of subsidiary and other income in the first six months of 2000 was $14.4 million as discussed below. Significant changes in the first six months of 2001 compared to the first six months of 2000 were the $11.3 million increase in operating income discussed above, a $1.0 million decrease in interest expense and favorable adjustments to income tax expense in the second quarter of 2001 (see Note 6 to the Consolidated Financial Statements).

         EBITDAX increased $10.3 million (38%) from $27.1 million in the first six months of 2000 to $37.4 million in the first six months of 2001. This increase was primarily due to the $11.4 million increase in operating margins offset by the decrease in other income discussed above.

         Total revenues increased $12.1 million (22%) in the first six months of 2001 compared to the first six months of 2000 primarily due to a $1.83 per Mcf increase in the average price paid for the Company's natural gas and an increase in oilfield service revenue partially offset by decreases in the volume of natural gas sold and the decrease in other income discussed above.

         Oil volumes increased approximately 10,000 Bbls (3%) from 307,000 Bbls in the first six months of 2000 to 317,000 Bbls in the first six months of 2001 resulting in an increase in oil sales of approximately $270,000. Gas volumes decreased 1.6 Bcf (14%) from 10.6 Bcf in the first six months of 2000 to 9.0 Bcf in the first six months of 2001 resulting in a decrease in gas sales of approximately $4.2 million. These volume decreases were due to the sale of Peake in the first quarter of 2000 and the natural production decline of the wells partially offset by production from wells drilled in 2000 and 2001.

         The average price paid for the Company's oil decreased from $25.91 per Bbl in the first six months of 2000 to $25.39 per Bbl in the first six months of 2001 which decreased oil sales by approximately $165,000. The average price paid for the Company's natural gas increased $1.83 per Mcf (67%) to $4.57 per Mcf in the first six months of 2001 compared to the first six months of 2000 which increased gas sales in the first six months of 2001 by approximately $16.5 million. As a result of the Company's hedging activities, gas sales revenue for the first six months of 2001 decreased by approximately $4.2 million or $.46 per Mcf compared to a decrease of approximately $2.8 million or $.27 per Mcf for the first six months of 2000.

         Production expense increased approximately $1.1 million (11%) from $10.1 million in the first six months of 2000 to $11.2 million in the first six months of 2001. The average production cost increased from $.81 per Mcfe in the first six months of 2000 to $1.02 per Mcfe in the first six months of 2001. The per unit increase was primarily due to the sale of Peake, increased compensation related expenses, additional costs incurred in the first six months of 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes increased $154,000 (12%) from $1.3 million in the first six months of 2000 to $1.4 million in the first six months of 2001 primarily due to higher natural gas prices in 2001 partially offset by decreased production taxes from lower oil and gas sales due to the sale of Peake.

         Exploration expense increased by $699,000 (24%) from $3.0 million in the first six months of 2000 to $3.7 million in the first six months of 2001 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2001 and 2002. The Company currently expects to spend $29.2 million to drill 199 gross (170.2 net) wells in 2001.

         General and administrative expense increased by $161,000 (8%) from $2.0 million in the first six months of 2000 to $2.2 million in the first six months of 2001 due to increases in employment and compensation related expenses.

         Depreciation, depletion and amortization decreased by $3.1 million (20%) from $15.3 million in the first six months of 2000 to $12.2 million in the first six months of 2001. Depletion expense decreased $2.5 million (23%) from $10.8 million in the first six months of 2000 to $8.3 million in the first six months of 2001. Depletion per Mcfe decreased from $.87 per Mcfe in the first six months of 2000 to $.76 per Mcfe in the first six months of 2001. These decreases were primarily the result of decreased production volumes and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices.

         The Company recorded a nonrecurring charge of $1.5 million in the first six months of 2001 primarily related to the early retirement of certain senior management members of the Company and other severance charges incurred which included a non-cash charge of approximately $200,000 due to the acceleration of certain related stock options. The Company expects to reduce its forecasted future general and administrative expenses by over $500,000 annually as a result of the retirements.

         Gain on sale of subsidiary and other income in the first six months of 2000 was the result of the $13.2 million gain on the sale of Peake and the $1.3 million gain on terminated interest rate swaps.

         Interest expense decreased approximately $1.0 million (6%) from $15.0 million in the first six months of 2000 to $14.0 million in the first six months of 2001 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at June 30, 2001 was 1.40 to 1. During the first six months of 2001, working capital increased $6.0 million from $4.2 million at December 31, 2000 to $10.2 million at June 30, 2001. The increase was primarily due to an increase in the fair market value of derivatives per SFAS 133 in the first six months of 2001 which increased working capital by $11.7 million. The increase in the fair market value of derivatives was offset by a $6.6 million decrease in accounts receivable. The Company's operating activities provided cash flows of $28.2 million during the first six months of 2001.

         On June 29, 2001, the Company amended its $100 million credit facility from Ableco Finance LLC and Foothill Capital Corporation. The amendment extended the Revolver's final maturity date to April 22, 2004, from August 23, 2002, increased the letter of credit sub-limit from $20 million to $30 million and eliminated the effects of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," from covenant calculations. The Company paid approximately $200,000 in fees and expenses related to the amendment.

         The amendment extended the financial covenant for the senior interest coverage ratio of 3.2 to 1 for the quarters ending September 30, 2002, through March 31, 2004; and the senior debt leverage ratio of 2.7 to 1 was extended for the quarters ending September 30, 2002, through March 31, 2004. These ratios will be calculated quarterly based on the financial results of the previous four quarters.

         The amendment added an early termination fee equal to .25% of the facility if terminated between the effective date and May 31, 2002. If termination is after May 31, 2002 but on or before May 31, 2003, the termination fee is .125% of the facility. There is no termination fee after May 31, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels the Company is in compliance with this hedging requirement through March 2003.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At June 30, 2001 the interest rate was 8.75%. At June 30, 2001, the Company had $2.3 million of outstanding letters of credit. At June 30, 2001, the outstanding balance under the credit agreement was $56.1 million with $41.6 million of borrowing capacity available for general corporate purposes.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate and a roll forward of the December 31, 2000 reserve run) of the Company's future net income at June 30, 2001, under this formula was approximately $226 million for all proved reserves of the Company and $178 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 4.3 to 1 at June 30, 2001, to
3.2 to 1 at March 31, 2004; and a senior debt leverage ratio ranging from 2.5 to 1 and 3.2 to 1 for the periods from June 30, 2001, through March 31, 2004. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the trailing four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of June 30, 2001, the Company's current ratio including the above adjustments was 2.73 to 1. The Company has satisfied all financial covenants as of June 30, 2001.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At June 30, 2000, the Company had swap arrangements, which expired in October 2000, covering $40 million of debt. The Company's interest expense was reduced by $55,000 in the first six months of 2000 due to interest rate swaps. There were no interest rate swaps open in the first six months of 2001.

         The Company currently expects to spend approximately $39 million during 2001 on its drilling activities and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available borrowing capacity under the Revolver and the sale of non strategic assets. At June 30, 2001, the Company had approximately $41.6 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas price volatility, the Company may partially hedge its physical gas sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had pretax losses on its hedging activities of $4.2 million and $2.8 million in the first six months of 2001 and 2000, respectively.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges), fixed price contracts and costless collars at June 30, 2001:

                                           NATURAL GAS SWAPS                FIXED PRICE CONTRACTS
                               -----------------------------------------   ------------------------
                                                               ESTIMATED                 ESTIMATED
                                                  NYMEX        WELLHEAD                  WELLHEAD
                                                  PRICE         PRICE       ESTIMATED      PRICE
    QUARTER ENDING                  Bbtu        PER Mmbtu       PER Mcf        Mmcf       PER Mcf
    ------------------------   ------------    -----------    ----------   ----------    ----------
    September 30, 2001               1,950      $    4.50      $   4.65        1,250      $   3.85
    December 31, 2001                2,400           4.77          4.99          900          4.40
                               ------------     ----------     ---------   ----------     ---------
                                     4,350      $    4.65      $   4.84        2,150      $   4.08
                               ============     ==========     =========   ==========     =========

    March 31, 2002                   2,550      $    4.95      $   5.20          970      $   4.65
    June 30, 2002                    2,550           4.61          4.76          700          4.30
    September 30, 2002               2,550           4.61          4.76          620          4.30
    December 31, 2002                2,550           4.63          4.84          560          4.45
                               ------------     ----------     ---------   ----------     ---------
                                    10,200      $    4.70      $   4.89        2,850      $   4.45
                               ============     ==========     =========   ==========     =========

                                             NATURAL GAS COLLARS
                               ----------------------------------------------------
                                                 NYMEX PRICE           ESTIMATED
                                                  PER Mmbtu         WELLHEAD PRICE
     QUARTER ENDING                Bbtu           FLOOR/CAP             PER Mcf
    -------------------------  ------------      -------------      --------------
    March 31, 2003                   1,650       $ 3.40 - 5.23       $ 3.60 - 5.43
    June 30, 2003                    1,650         3.40 - 5.23         3.60 - 5.43
    September 30, 2003               1,650         3.40 - 5.23         3.60 - 5.43
    December 31, 2003                1,650         3.40 - 5.23         3.60 - 5.43
                               ------------      --------------      --------------
                                     6,600       $ 3.40 - 5.23       $ 3.60 - 5.43
                               ============      ==============      ==============

         Bbtu - BILLION BRITISH THERMAL UNITS      Mmcf - MILLION CUBIC FEET
         Mmbtu - MILLION BRITISH THERMAL UNITS     Mcf - THOUSAND CUBIC FEET

                  At June 30, 2001, the natural gas swaps and collars above represented approximately $17.1 million in unrealized gains.


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

--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b)      Reports on Form 8-K

                           On April 17, 2001, the Company filed a Current Report
on Form 8-K dated April 1, 2001 relating to executive retirements.

                           On May 10, 2001, the Company filed a Current Report
on Form 8-K dated May 9, 2001 relating to Regulation FD disclosures.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BELDEN & BLAKE CORPORATION



Date:    August 8, 2001    By:   /s/ John L. Schwager
-------------------------      ------------------------------------------
                                 John L. Schwager, Director, President
                                 and Chief Executive Officer




Date:    August 8, 2001    By:   /s/ Robert W. Peshek
-------------------------      -----------------------------------------
                                 Robert W. Peshek, Vice President
                                 and Chief Financial Officer