Form 10-Q
period 2001-09-30
BELDEN & BLAKE CORP /OH/
filed 2001-11-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

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

                                                           [X]  Yes    [ ]  No

        As of October 31, 2001, Belden & Blake Corporation had outstanding 10,293,039 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX
------------------------------------------------------------------------------

                                                                                         PAGE
                                                                                         ----

 PART I Financial Information:

        Item 1.    Financial Statements

                   Consolidated Balance Sheets as of September 30, 2001 and
                     December 31, 2000..................................................   1

                   Consolidated Statements of Operations for the three and nine
                     months ended September 30, 2001 and 2000 ..........................   2

                   Consolidated Statements of Shareholders' Equity (Deficit) for
                     the nine months ended September 30, 2001 and the years ended
                     December 31, 2000 and 1999.........................................   3

                   Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2001 and 2000 ..........................   4

                   Notes to Consolidated Financial Statements...........................   5

        Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................   8

 PART II   Other Information

        Item 6.    Exhibits and Reports on Form 8-K.....................................  15

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2001             2000
                                                                 ---------        ---------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $   1,504        $   1,798
  Accounts receivable, net                                          14,737           22,620
  Inventories                                                        2,115            2,222
  Deferred income taxes                                                 --            1,475
  Other current assets                                               1,970            1,448
  Fair value of derivatives                                         20,559               --
                                                                 ---------        ---------
    TOTAL CURRENT ASSETS                                            40,885           29,563

PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties (successful efforts method)               440,889          413,824
  Gas gathering systems                                             13,402           13,445
  Land, buildings, machinery and equipment                          25,526           23,469
                                                                 ---------        ---------
                                                                   479,817          450,738
  Less accumulated depreciation, depletion and amortization        224,451          208,435
                                                                 ---------        ---------
     PROPERTY AND EQUIPMENT, NET                                   255,366          242,303
FAIR VALUE OF DERIVATIVES                                            7,462               --
OTHER ASSETS                                                        11,390           13,251
                                                                 ---------        ---------
                                                                 $ 315,103        $ 285,117
                                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                               $   5,217        $   5,926
  Accrued expenses                                                  22,974           19,316
  Current portion of long-term liabilities                             189              141
  Deferred income taxes                                              6,608               --
                                                                 ---------        ---------
     TOTAL CURRENT LIABILITIES                                      34,988           25,383

LONG-TERM LIABILITIES
  Bank and other long-term debt                                     55,264           61,535
  Senior subordinated notes                                        225,000          225,000
  Other                                                                435              323
                                                                 ---------        ---------
                                                                   280,699          286,858

DEFERRED INCOME TAXES                                               24,417           21,189

SHAREHOLDERS' DEFICIT
  Common stock without par value; $.10 stated value per share;
  authorized 58,000,000 shares; issued 10,423,853 and
  10,357,255 shares (which includes 100,971 and 53,972
  treasury shares, respectively)                                     1,032            1,030
  Paid in capital                                                  107,465          107,921
  Deficit                                                         (150,728)        (157,264)
  Accumulated other comprehensive income                            17,230               --
                                                                 ---------        ---------
     TOTAL SHAREHOLDERS' DEFICIT                                   (25,001)         (48,313)
                                                                 ---------        ---------
                                                                 $ 315,103        $ 285,117
                                                                 =========        =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                       2001            2000           2001         2000
                                                 --------------     -------------  -----------  ------------------
REVENUES
  Oil and gas sales                                   $ 22,952      $ 18,782       $ 72,293      $ 55,663
  Gas gathering, marketing, and oilfield service         7,421         7,726         25,652        25,328
  Other                                                    533           682          1,431         2,535
                                                      --------      --------       --------      --------
                                                        30,906        27,190         99,376        83,526
EXPENSES
  Production expense                                     6,043         5,221         17,209        15,287
  Production taxes                                         546           583          1,982         1,865
  Gas gathering, marketing, and oilfield service         6,081         6,677         22,176        22,308
  Exploration expense                                    2,296         1,940          5,956         4,901
  General and administrative expense                     1,099         1,243          3,261         3,244
  Franchise, property and other taxes                       93           117            297           401
  Depreciation, depletion and amortization               6,489         6,242         18,666        21,539
  Severance and other nonrecurring expense                 312            --          1,813            24
                                                      --------      --------       --------      --------
                                                        22,959        22,023         71,360        69,569
                                                      --------      --------       --------      --------
OPERATING INCOME                                         7,947         5,167         28,016        13,957


OTHER (INCOME) EXPENSE
  Gain on sale of subsidiary and other income               --           (86)            --       (14,512)
  Interest expense                                       6,819         7,098         20,866        22,114
                                                      --------      --------       --------      --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                     1,128        (1,845)         7,150         6,355
  Provision (benefit) for income taxes                     446          (670)           614         1,484
                                                      --------      --------       --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    682        (1,175)         6,536         4,871
  Extraordinary item - early extinguishment
  of debt, net of tax benefit                               --        (1,360)            --        (1,360)
                                                      --------      --------       --------      --------
NET INCOME (LOSS)                                     $    682      $ (2,535)      $  6,536      $  3,511
                                                      ========      ========       ========      ========



See accompanying notes.

                           BELDEN & BLAKE CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                       COMMON       COMMON       PAID IN                 COMPREHENSIVE    TOTAL
                                                       SHARES        STOCK       CAPITAL       DEFICIT      INCOME       DEFICIT
                                                     ----------   ----------    ----------   -----------  ----------  -----------
JANUARY 1, 1999                                          10,111   $    1,011    $ 107,897    $(141,922)   $      --    $ (33,014)

Net loss                                                                                       (18,303)                  (18,303)
Stock options exercised                                      31            3                                                   3
Stock-based compensation                                    118           12         (288)                                  (276)
-----------------------------------------------      ----------   ----------   ----------   ----------    ---------    ---------
DECEMBER 31, 1999                                        10,260        1,026      107,609     (160,225)          --      (51,590)

Net income                                                                                       2,961                     2,961
Stock options exercised                                      97           10           (9)                                     1
Stock-based compensation                                                              336                                    336
Treasury stock                                              (54)          (6)         (15)                                   (21)
-----------------------------------------------      ----------   ----------   ----------   ----------    ---------    ---------
DECEMBER 31, 2000                                        10,303        1,030      107,921     (157,264)          --      (48,313)

Comprehensive income:
Net income                                                                                       6,536                     6,536
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                                    (6,691)      (6,691)
   Change in derivative fair value                                                                           23,178       23,178
   Reclassification adjustments - contract settlements                                                          743          743
                                                                                                                       ---------
Total comprehensive income                                                                                                23,766
                                                                                                                       ---------
Stock options exercised                                      67            7           (1)                                     6
Stock-based compensation                                                              379                                    379
Repurchase of stock options                                                          (670)                                  (670)
Treasury stock                                              (47)          (5)        (164)                                  (169)
-----------------------------------------------      ----------   ----------   ----------   ----------    ---------    ---------
SEPTEMBER 30, 2001 (UNAUDITED)                           10,323    $   1,032    $ 107,465    $(150,728)   $  17,230    $ (25,001)
===============================================      ==========   ==========   ==========   ==========    =========    =========


Total comprehensive income in the quarter ended September 30, 2001, was $7.3 million.

A net gain of $3.2 million was reclassified to earnings from accumulated other comprehensive income in the quarter ended September 30, 2001.

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                          2001         2000
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   6,536    $   3,511
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Net loss on early extinguishment of debt                              --        1,360
        Depreciation, depletion and amortization                          18,666       21,539
        Gain on sale of subsidiary                                            --      (13,241)
        Loss on disposal of property and equipment                           142          295
        Exploration expense                                                5,956        4,901
        Deferred income taxes                                                521        1,397
        Stock-based compensation                                             379          (30)
        Change in operating assets and liabilities, net of
           effects of disposition of subsidiary:
              Accounts receivable and other operating assets               7,371       (1,848)
              Inventories                                                    107         (366)
              Accounts payable and accrued expenses                        2,939        7,696
                                                                       ---------    ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                42,617       25,214


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired                         (2,130)          --
  Disposition of businesses, net of cash                                     400       69,031
  Proceeds from property and equipment disposals                           1,162          157
  Exploration expense                                                     (5,956)      (4,901)
  Additions to property and equipment                                    (28,826)     (14,363)
  Increase in other assets                                                   (72)        (164)
                                                                       ---------    ---------
                 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (35,422)      49,760

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                 137,921       80,161
  Repayment of long-term debt and other obligations                     (144,367)    (149,244)
  Debt issue costs                                                          (210)      (5,012)
  Proceeds from stock options exercised                                        6           --
  Repurchase of stock options                                               (670)          --
  Purchase of treasury stock                                                (169)         (19)
                                                                       ---------    ---------
                 NET CASH USED IN FINANCING ACTIVITIES                    (7,489)     (74,114)
                                                                       ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (294)         860

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,798        4,536

                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   1,504    $   5,396
                                                                       =========    =========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                             $  15,530    $  17,677
  Income taxes, net of refunds                                               359           --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term liabilities                443          239

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION
        The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to conform to the current presentation.

(2)     NEW ACCOUNTING PRONOUNCEMENTS
        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Adoption of these standards is not expected to have a material effect on the Company's financial position, results of operations or cash flows. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

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

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS 143 and has not yet determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets, to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

        The amendment added an early termination fee equal to .25% of the facility if terminated between the effective date and May 31, 2002. If termination is after May 31, 2002 but on or before May 31, 2003, the termination fee is .125% of the facility. There is no termination fee after May 31, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe (thousand cubic feet of natural gas equivalent) basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through June 2003.

(4)     SEVERANCE AND OTHER NONRECURRING EXPENSE
        Effective April 1, 2001, certain senior management members of the Company accepted early retirements. These retirements will result in a cash charge of approximately $760,000 and an additional non-cash charge of $100,000 related to the acceleration of certain stock options.

        The Company recorded severance and other nonrecurring expense of $1.8 million in the first nine months of 2001 related to these retirement agreements and other severance charges incurred which included non-cash charges totaling approximately $200,000 due to the acceleration of certain related stock options.

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

        From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At September 30, 2001, the Company's derivative contracts consist of natural gas swaps and natural gas costless collars. All of these NYMEX based derivative contracts are designated as cash flow hedges.

        Adoption of SFAS 133 resulted in recording a $10.5 million ($6.7 million net of tax) decline in fair value to accumulated other comprehensive loss, consisting of $11.8 million to current fair value of derivative liabilities and $1.3 million to current fair value of derivative assets. The fair value of derivative assets represent the difference between hedged prices and market prices on hedged volumes of natural gas as of September 30, 2001. During the first nine months of 2001, a net loss on contract settlements of $1.0 million ($743,000 after tax) was reclassified from accumulated other comprehensive income to earnings and the fair value of open hedges increased by $37.5 million ($23.2 million after tax). At September 30, 2001, the estimated net gains in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are approximately $20.6 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2003.

(6)     INCOME TAX
        During the second quarter, the Company concluded an IRS income tax examination of the years 1994 through 1997. A federal income tax benefit of $1.5 million was recorded during the quarter as a result of the examination. Also, in the second quarter, a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company now believes it can fully utilize.

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

        The following table presents certain information with respect to the oil and gas operations of the Company. The last column in the table excludes Peake:


                                                                                       EXCLUDING PEAKE
                                                                                       ---------------
                                THREE MONTHS ENDED         NINE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,              SEPTEMBER 30,
                                ------------------         -----------------          -----------------
                                 2001        2000          2001          2000          2001         2000
                                 ----        ----          ----          ----          ----         ----
PRODUCTION
  Gas (Mmcf)                    4,680        4,815        13,713        15,369        13,713        14,215
  Oil (Mbbls)                     173          144           490           450           490           434
  Total production (Mmcfe)      5,717        5,677        16,653        18,071        16,653        16,818

AVERAGE PRICE
  Gas (per Mcf)               $  4.03      $  3.04       $  4.39       $  2.84      $   4.39       $  2.85
  Oil (per Bbl)                 23.55        28.70         24.74         26.80         24.74         26.87
  Mcfe                           4.01         3.31          4.34          3.08          4.34          3.10

AVERAGE COSTS (PER MCFE)
  Production expense             1.06         0.92          1.03          0.85          1.03          0.87
  Production taxes               0.10         0.10          0.12          0.10          0.12          0.09
  Depletion                      0.86         0.75          0.79          0.83          0.79          0.84
GROSS MARGIN (PER MCFE)          2.85         2.29          3.19          2.13          3.19          2.14


MMCF - MILLION CUBIC FEET   MBBLS - THOUSAND BARRELS
MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT

MCF - THOUSAND CUBIC FEET  BBL - BARREL
MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT


RESULTS OF OPERATIONS - THIRD QUARTERS OF 2001 AND 2000 COMPARED
        Operating income increased $2.7 million (54%) from $5.2 million in the third quarter of 2000 to $7.9 million in the third quarter of 2001. This increase was primarily a result of a $3.7 million (26%) increase in operating margins partially offset by a $356,000 increase in exploration expense, a $247,000 increase in depreciation, depletion and amortization, and $312,000 of severance and other nonrecurring expense in the third quarter of 2001. The increase in operating margins was primarily due to a $3.4 million increase in the operating margin from oil and gas sales primarily due to a $.99 per Mcf increase in the average price realized for the Company's natural gas. Net income increased $3.2 million from a net loss of $2.5 million in the third quarter of 2000 to net income of $682,000 in the third quarter of 2001. This increase was primarily a result of the increase in operating income discussed above, a $279,000 decrease in interest expense and a $1.4 million (net of tax benefit) extraordinary loss from the early extinguishment of debt in 2000 offset by a $1.1 million increase in the provision for income taxes.

        Earnings before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and severance and other nonrecurring items ("EBITDAX") increased $3.7 million (28%) from $13.3 million in the third quarter of 2000 to $17.0 million in the third quarter of 2001 primarily due to the increased operating margins discussed above.

        Total revenues increased $3.7 million (14%) in the third quarter of 2001 compared to the third quarter of 2000 primarily due to a $.99 per Mcf increase in the average price realized for the Company's natural gas.

        Oil volumes increased 29,000 Bbls (20%) from 144,000 Bbls in the third quarter of 2000 to 173,000 Bbls in the third quarter of 2001 resulting in an increase in oil sales of approximately $840,000. The increased oil volumes were primarily due to new wells drilled in 2000 and 2001. Gas volumes decreased 135 Mmcf (3%) from 4.8 Bcf (billion cubic feet) in the third quarter of 2000 to 4.7 Bcf in the third quarter of 2001 resulting in a decrease in gas sales of approximately $410,000.

        The average price paid for the Company's oil decreased from $28.70 per Bbl in the third quarter of 2000 to $23.55 per Bbl in the third quarter of 2001 which decreased oil sales by approximately $890,000. The average price realized for the Company's natural gas increased $.99 per Mcf to $4.03 per Mcf in the third quarter of 2001 compared to the third quarter of 2000 which increased gas sales in the third quarter of 2001 by approximately $4.6 million. As a result of the Company's hedging activities, gas sales revenue for the third quarter of 2001 increased by approximately $3.2 million or $.67 per Mcf compared to a decrease of approximately $4.4 million or $.92 per Mcf for the third quarter of 2000.

        Production expense increased $822,000 (16%) from $5.2 million in the third quarter of 2000 to $6.0 million in the third quarter of 2001. The average production cost increased from $.92 per Mcfe in the third quarter of 2000 to $1.06 per Mcfe in the third quarter of 2001 primarily due to additional costs incurred in the third quarter of 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes were $583,000 in the third quarter of 2000 compared to $546,000 in the third quarter of 2001.

        Exploration expense increased $356,000 (18%) from $1.9 million in the third quarter of 2000 to $2.3 million in the third quarter of 2001 primarily due to a $379,000 increase in dry hole expense.

        General and administrative expense decreased $144,000 (12%) from $1.2 million in the third quarter of 2000 to $1.1 million in the third quarter of 2001 primarily due to decreases in employment and compensation related expenses.

        Depreciation, depletion and amortization increased by $247,000 (4%) from $6.2 million in the third quarter of 2000 to $6.5 million in the third quarter of 2001. Depletion expense increased $650,000 (15%) from $4.3 million in the third quarter of 2000 to $4.9 million in the third quarter of 2001. Depletion per Mcfe increased from $.75 per Mcfe in the third quarter of 2000 to $.86 per Mcfe in the third quarter of 2001. These increases were primarily the result of a higher amortization rate per Mcfe due to lower reserves resulting from lower oil and gas prices at mid-year 2001, excluding the effect of hedging.

        The Company incurred severance and other nonrecurring expense of $312,000 in the third quarter of 2001 related to employee reduction costs.

        Interest expense decreased $279,000 (4%) from $7.1 million in the third quarter of 2000 to approximately $6.8 million in the third quarter of 2001 due to a decrease in average outstanding borrowings and lower blended interest rates.

RESULTS OF OPERATIONS - NINE MONTHS OF 2001 AND 2000 COMPARED
        Operating income increased $14.0 million from $14.0 million in the first nine months of 2000 to $28.0 million in the first nine months of 2001. This increase was primarily a result of a $15.0 million (36%) increase in operating margins and a $2.8 million (13%) decrease in depreciation, depletion and amortization expense partially offset by a $1.1 million decrease in other income, a $1.1 million (22%) increase in exploration expense and the $1.8 million of severance and other nonrecurring expense recorded in the first nine months of 2001.

        The increase in operating margins was primarily due to a $14.6 million increase in the operating margin from oil and gas sales primarily as a result of a $1.55 per Mcf increase in the average price realized for the Company's natural gas. The decrease in other income was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale and proceeds received in the second quarter of 2000 from the settlement of a lawsuit.

        Net income increased $3.0 million from $3.5 million in the first nine months of 2000 to $6.5 million in the first nine months of 2001. Gain on sale of subsidiary and other income in the first nine months of 2000 was $14.5 million as discussed below. Significant changes in the first nine months of 2001 compared to the first nine months of 2000 were the $14.0 million increase in operating income discussed above, a $1.2 million decrease in interest expense, favorable adjustments to income tax expense in the second quarter of 2001 (see
Note 6 to the Consolidated Financial Statements) and a $1.4 million (net of tax benefit) extraordinary loss from the early extinguishment of debt in the first nine months of 2000.

        EBITDAX increased $14.1 million (35%) from $40.4 million in the first nine months of 2000 to $54.5 million in the first nine months of 2001. This increase was primarily due to the $15.0 million increase in operating margins offset by the decrease in other income discussed above.

        Total revenues increased $15.9 million (19%) in the first nine months of 2001 compared to the first nine months of 2000 primarily due to a $1.55 per Mcf increase in the average price realized for the Company's natural gas, an increase in the volume of oil sold and an increase in oilfield service revenue partially offset by a decrease in the volume of natural gas sold, a decrease in the price paid for the Company's oil and the decrease in other income discussed above.

        Oil volumes increased approximately 40,000 Bbls (9%) from 450,000 Bbls in the first nine months of 2000 to 490,000 Bbls in the first nine months of 2001 resulting in an increase in oil sales of approximately $1.1 million. Gas volumes decreased 1.7 Bcf (11%) from 15.4 Bcf in the first nine months of 2000 to 13.7 Bcf in the first nine months of 2001 resulting in a decrease in gas sales of approximately $4.7 million. These volume decreases were due to the sale of Peake in the first quarter of 2000 and the natural production decline of the wells partially offset by production from wells drilled in 2000 and 2001.

        The average price paid for the Company's oil decreased from $26.80 per Bbl in the first nine months of 2000 to $24.74 per Bbl in the first nine months of 2001 which decreased oil sales by approximately $1.0 million. The average price realized for the Company's natural gas increased $1.55 per Mcf (55%) to $4.39 per Mcf in the first nine months of 2001 compared to the first nine months of 2000 which increased gas sales in the first nine months of 2001 by approximately $21.3 million. As a result of the Company's hedging activities, gas sales revenue for the first nine months of 2001 decreased by approximately $1.0 million or $.07 per Mcf compared to a decrease of approximately $7.3 million or $.47 per Mcf for the first nine months of 2000.

        Production expense increased approximately $1.9 million (13%) from $15.3 million in the first nine months of 2000 to $17.2 million in the first nine months of 2001. The average production cost increased from $.85 per Mcfe in the first nine months of 2000 to $1.03 per Mcfe in the first nine months of 2001. The per unit increase was primarily due to the sale of Peake, increased compensation related expenses, additional costs incurred in the first nine months of 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes increased $117,000 (6%) from $1.9 million in the first nine months of 2000 to $2.0 million in the first nine months of 2001 primarily due to higher natural gas prices in 2001 partially offset by decreased production taxes from lower oil and gas sales due to the sale of Peake.

        Exploration expense increased by $1.1 million (22%) from $4.9 million in the first nine months of 2000 to $6.0 million in the first nine months of 2001 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2001 and 2002. The Company currently expects to spend $26 million to drill 175 gross (152.4 net) wells in 2001.

        General and administrative expense in the first nine months of 2001 was consistent with the first nine months of 2000.

        Depreciation, depletion and amortization decreased by $2.8 million (13%) from $21.5 million in the first nine months of 2000 to $18.7 million in the first nine months of 2001. Depletion expense decreased $1.8 million (12%) from $15.0 million in the first nine months of 2000 to $13.2 million in the first nine months of 2001. Depletion per Mcfe decreased from $.83 per Mcfe in the first nine months of 2000 to $.79 per Mcfe in the first nine months of 2001. These decreases were primarily the result of decreased production volumes due to the sale of Peake and a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices at year-end 2000.

        The Company recorded a nonrecurring charge of $1.8 million in the first nine months of 2001 primarily related to the early retirement of certain senior management members of the Company and other severance charges incurred which included a non-cash charge of approximately $200,000 due to the acceleration of certain related stock options. The Company expects to reduce its forecasted future general and administrative expenses by over $500,000 annually as a result of the retirements.

        Gain on sale of subsidiary and other income in the first nine months of 2000 was the result of the $13.2 million gain on the sale of Peake and the $1.3 million gain on terminated interest rate swaps.

        Interest expense decreased approximately $1.2 million (6%) from $22.1 million in the first nine months of 2000 to $20.9 million in the first nine months of 2001 due to a decrease in average outstanding borrowings partially offset by higher blended interest rates.

LIQUIDITY AND CAPITAL RESOURCES
        The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

        The Company's current ratio at September 30, 2001 was 1.17 to 1. During the first nine months of 2001, working capital increased $1.7 million from $4.2 million at December 31, 2000 to $5.9 million at September 30, 2001. The increase was primarily due to an increase in the fair value of derivatives in the first nine months of 2001 which increased working capital by $20.6 million, net of a related increase in current deferred taxes of $8.1 million. This increase was offset by a $7.9 million decrease in accounts receivable and a $3.7 million increase in accrued expenses. The Company's operating activities provided cash flows of $42.6 million during the first nine months of 2001.

        On June 29, 2001, the Company amended its $100 million credit facility from Ableco Finance LLC and Foothill Capital Corporation. The amendment extended the Revolver's final maturity date to April 22, 2004, from August 23, 2002, increased the letter of credit sub-limit from $20 million to $30 million and eliminated the effects of SFAS 133 from covenant calculations. The Company paid approximately $200,000 in fees and expenses related to the amendment.

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

        The amendment added an early termination fee equal to .25% of the facility if terminated between the effective date and May 31, 2002. If termination is after May 31, 2002 but on or before May 31, 2003, the termination fee is .125% of the facility. There is no termination fee after May 31, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through June 2003.

        The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2001 the interest rate was 8.00%. At September 30, 2001, the Company had $2.3 million of outstanding letters of credit. At September 30, 2001, the outstanding balance under the credit agreement was $55.1 million with $42.6 million of borrowing capacity available for general corporate purposes.

        The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at September 30, 2001, under the borrowing base formula above was approximately $201 million for all proved reserves of the Company and $152 million for properties secured by a mortgage.

        The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 4.0 to 1 at September 30, 2001, to 3.2 to 1 at March 31, 2004; and a senior debt leverage ratio ranging from 2.6 to 1 and 3.2 to 1 for the periods from September 30, 2001, through March 31, 2004. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the trailing four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of September 30, 2001, the Company's current ratio including the above adjustments was 2.25 to 1. The Company has satisfied all financial covenants as of September 30, 2001.

        From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. At September 30, 2000, the Company had swap arrangements, which expired in October 2000, covering $40 million of debt. The Company's interest expense was reduced by $123,000 in the first nine months of 2000 due to interest rate swaps. There were no interest rate swaps open in the first nine months of 2001.

        During the first nine months of 2001, the Company invested $21.7 million to drill 140 development wells and 9 exploratory wells. Of these wells, 131 development wells and 3 exploratory wells were successfully completed as producers, for a completion success rate of 94% and 33%, respectively (an overall success rate of 90%). In addition, $2.1 million was invested in proved reserve acquisitions.

        The Company currently expects to spend approximately $41 million during 2001 on its drilling activities, acquisitions and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available borrowing capacity under the Revolver and the sale of non strategic assets. At September 30, 2001, the Company had approximately $42.6 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

        To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had pretax losses on its hedging activities of $1.0 million and $7.3 million in the first nine months of 2001 and 2000, respectively.

        The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges), fixed price contracts and costless collars at September 30, 2001:

                                   NATURAL GAS SWAPS                       FIXED PRICE CONTRACTS
                       -------------------------------------------     ----------------------------
                                                      ESTIMATED                        ESTIMATED
                                      NYMEX PRICE      WELLHEAD        ESTIMATED        WELLHEAD
QUARTER ENDING           BBTU          PER MMBTU     PRICE PER MCF        MMCF        PRICE PER MCF
--------------           ----          ---------     -------------        ----        -------------
December 31, 2001        2,400           $ 4.77          $ 4.99           1,000           $ 4.42
                       =======           ======          ======          ======           ======

March 31, 2002           2,550           $ 4.95          $ 5.20           1,050           $ 4.57
June 30, 2002            2,550             4.61            4.76             780             4.25
September 30, 2002       2,550             4.61            4.76             630             4.30
December 31, 2002        2,550             4.63            4.84             560             4.45
                       -------           ------          ------          ------           ------
                        10,200           $ 4.70          $ 4.89           3,020           $ 4.41
                       =======           ======          ======          ======           ======

March 31, 2003             960           $ 3.79          $ 4.04              65           $ 2.50
June 30, 2003              960             3.79            3.94              65             2.50
September 30, 2003         960             3.79            3.94              65             2.50
December 31, 2003          960             3.79            3.99              65             2.50
                       -------           ------          ------          ------           ------
                         3,840           $ 3.79          $ 3.98             260           $ 2.50
                       =======           ======          ======          ======           ======

                                  NATURAL GAS COLLARS
                      --------------------------------------------
                                     NYMEX PRICE       ESTIMATED
                                      PER MMBTU         WELLHEAD
QUARTER ENDING          BBTU          FLOOR/CAP      PRICE PER MCF
--------------        -------       ------------     -------------
March 31, 2003          1,650       $3.40 - 5.23     $ 3.60 - 5.43
June 30, 2003           1,650        3.40 - 5.23       3.60 - 5.43
September 30, 2003      1,650        3.40 - 5.23       3.60 - 5.43
December 31, 2003       1,650        3.40 - 5.23       3.60 - 5.43
                      -------       ------------     -------------
                        6,600       $3.40 - 5.23     $ 3.60 - 5.43
                      =======       ============     =============


BBTU - BILLION BRITISH THERMAL UNITS          MMCF - MILLION CUBIC FEET
MMBTU - MILLION BRITISH THERMAL UNITS         MCF - THOUSAND CUBIC FEET

        At September 30, 2001, the natural gas swaps and collars above represented approximately $28.0 million in unrealized gains.

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

-------------------------------------------------------------------------------

PART II         OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

        (b)    Reports on Form 8-K

        On July 5, 2001, the Company filed a Current Report on Form 8-K dated June 29, 2001 related to the amendment of the Company's revolving credit facility and Regulation FD disclosures.

        On July 11, 2001, the Company filed a Current Report on Form 8-K dated June 29, 2001 related to an exploration agreement and joint operating agreement.

        On August 9, 2001, the Company filed a Current Report on Form 8-K dated August 8, 2001 related to Regulation FD disclosures.

        On September 19, 2001, the Company filed a Current Report on Form 8-K dated September 12, 2001 related to the resignation of certain directors.

SIGNATURES
-------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BELDEN & BLAKE CORPORATION


Date:    November 12, 2001         By: /s/ John L. Schwager
         -----------------             --------------------------------------
                                       John L. Schwager, Director, President
                                       and Chief Executive Officer



Date:    November 12, 2001         By: /s/ Robert W. Peshek
         -----------------             ---------------------------------------
                                       Robert W. Peshek, Vice President
                                       and Chief Financial Officer