Form 10-Q
period 2002-03-31
BELDEN & BLAKE CORP /OH/
filed 2002-05-07
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______________ to _________________

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

                                                         [X]  Yes    [ ]  No

         As of April 29, 2002, Belden & Blake Corporation had outstanding 10,325,218 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX

------------------------------------------------------------------------------



                                                                                                            PAGE
                                                                                                            ----
 PART I Financial Information:

      Item 1.       Financial Statements

                    Consolidated Balance Sheets as of March 31, 2002 and
                       December 31, 2001................................................................    1

                    Consolidated Statements of Operations for the three
                       months ended March 31, 2002 and 2001 ............................................    2

                    Consolidated Statements of Shareholders' Equity (Deficit)
                       for the three months ended March 31, 2002 and the
                       years ended December 31, 2001 and 2000...........................................    3

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2002 and 2001 ............................................    4

                    Notes to Consolidated Financial Statements..........................................    5

      Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............................................    8

 PART II Other Information

      Item 6.       Exhibits and Reports on Form 8-K....................................................   17

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2002            2001
                                                                                 ---------       ---------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $   1,646       $   1,935
    Accounts receivable, net                                                        13,929          14,160
    Inventories                                                                      1,608           1,695
    Other current assets                                                             1,414           1,094
    Derivative fair value                                                            1,890          19,965
                                                                                 ---------       ---------
                 TOTAL CURRENT ASSETS                                               20,487          38,849

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                             452,554         446,977
    Gas gathering systems                                                           14,289          14,094
    Land, buildings, machinery and equipment                                        24,536          24,113
                                                                                 ---------       ---------
                                                                                   491,379         485,184
    Less accumulated depreciation, depletion and amortization                      239,215         233,396
                                                                                 ---------       ---------
                 PROPERTY AND EQUIPMENT, NET                                       252,164         251,788
DERIVATIVE FAIR VALUE                                                                1,384           3,748
OTHER ASSETS                                                                        10,588          10,964
                                                                                 ---------       ---------
                                                                                 $ 284,623       $ 305,349
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                             $   5,749       $   5,253
    Accrued expenses                                                                19,199          14,465
    Current portion of long-term liabilities                                           391             156
    Derivative fair value                                                            3,306              --
    Deferred income taxes                                                            4,831           5,470
                                                                                 ---------       ---------
                 TOTAL CURRENT LIABILITIES                                          33,476          25,344

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                   33,370          59,415
    Senior subordinated notes                                                      225,000         225,000
    Other                                                                              301             330
                                                                                 ---------       ---------
                                                                                   258,671         284,745

DEFERRED INCOME TAXES                                                               21,959          22,539

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued 10,451,237 and 10,425,103 shares
       (which includes 137,808 and 135,369 treasury shares, respectively)            1,031           1,029
    Paid in capital                                                                107,437         107,402
    Deficit                                                                       (149,353)       (150,797)
    Accumulated other comprehensive income                                          11,402          15,087
                                                                                 ---------       ---------
                 TOTAL SHAREHOLDERS' DEFICIT                                       (29,483)        (27,279)
                                                                                 ---------       ---------
                                                                                 $ 284,623       $ 305,349
                                                                                 =========       =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ----------        ----------
Revenues
    Oil and gas sales                                    $   22,752        $   25,779
    Gas gathering, marketing and oilfield service             8,320             8,875
    Other                                                       501               487
                                                         ----------        ----------
                                                             31,573            35,141
EXPENSES
    Production expense                                        5,162             5,458
    Production taxes                                            462               688
    Gas gathering, marketing  and oilfield service            6,689             8,388
    Exploration expense                                       2,596             1,426
    General and administrative expense                        1,202             1,124
    Franchise, property and other taxes                          78               105
    Depreciation, depletion and amortization                  6,328             6,070
    Derivative fair value (gain) loss                           427                --
    Severance and other nonrecurring expense                     --             1,446
                                                         ----------        ----------
                                                             22,944            24,705
                                                         ----------        ----------
OPERATING INCOME                                              8,629            10,436

OTHER (INCOME) EXPENSE
    Interest expense                                          6,278             7,202
                                                         ----------        ----------
INCOME BEFORE INCOME TAXES                                    2,351             3,234
    Provision for income taxes                                  907             1,172
                                                         ----------        ----------
NET INCOME                                               $    1,444        $    2,062
                                                         ==========        ==========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                                            Accumulated
                                                                                                               Other      Total
                                                      Common      Common      Paid in                     Comprehensive   Equity
                                                       Shares      Stock       Capital      Deficit           Income     (Deficit)
                                                      ---------- -----------  ----------- ------------    ------------ -----------

January 1, 2000                                          10,260     $ 1,026    $ 107,609   $ (160,225)           $ --   $ (51,590)

Net income                                                                                      2,961                       2,961
Stock options exercised                                      97          10           (9)                                       1
Stock-based compensation                                                             336                                      336
Treasury stock                                              (54)         (6)         (15)                                     (21)
-------------------------------------------------     --------- -----------  ----------- ------------ --------------- -----------
December 31, 2000                                        10,303       1,030      107,921     (157,264)             --     (48,313)

Comprehensive income:
Net income                                                                                      6,467                       6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                                      (6,691)     (6,691)
   Change in derivative fair value                                                                             24,667      24,667
   Reclassification adjustment for derivative
    (gain) loss reclassified into oil and gas sales                                                            (2,889)     (2,889)
                                                                                                                       -----------
Total comprehensive income                                                                                                 21,554
                                                                                                                       -----------
Stock options exercised                                      68           7           (1)                                       6
Stock-based compensation                                                             275                                      275
Repurchase of stock options                                                         (772)                                    (772)
Tax benefit of repurchase of stock options
   and stock options exercised                                                       260                                      260
Treasury stock                                              (81)         (8)        (281)                                    (289)
-------------------------------------------------     ---------- -----------  ----------- ------------ --------------- -----------
December 31, 2001                                        10,290       1,029      107,402     (150,797)         15,087     (27,279)

Comprehensive income:
Net income                                                                                      1,444                       1,444
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                                485         485
   Reclassification adjustment for derivative
    (gain) loss reclassified into oil and gas sales                                                            (4,170)     (4,170)
                                                                                                                       -----------
Total comprehensive income                                                                                                 (2,241)
                                                                                                                       -----------
Stock options exercised                                      26           2           --                                        2
Stock-based compensation                                                              21                                       21
Tax benefit of stock options exercised                                                19                                       19
Treasury stock                                               (3)                      (5)                                      (5)
-------------------------------------------------     --------- -----------  ----------- ------------ --------------- -----------
March 31, 2002 (unaudited)                               10,313     $ 1,031    $ 107,437   $ (149,353)       $ 11,402   $ (29,483)
=================================================     ========= ===========  =========== ============ =============== ===========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------
                                                                                    2002            2001
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $  1,444       $  2,062
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                                   6,328          6,070
          Loss (gain) on disposal of property and equipment                             74            (51)
          Net monetization of derivatives                                           21,734             --
          Amortization of derivatives and other non-cash hedging adjustments        (3,780)            --
          Exploration expense                                                        2,596          1,426
          Deferred income taxes                                                        907          1,172
          Stock-based compensation                                                      21            271
          Change in operating assets and liabilities, net of
             effects of disposition of businesses:
                Accounts receivable and other operating assets                         (92)         4,762
                Inventories                                                             87             38
                Accounts payable and accrued expenses                                5,230          6,959
                                                                                  --------       --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                        34,549         22,709

CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposition of businesses, net of cash                                             250             --
    Proceeds from property and equipment disposals                                      28            380
    Exploration expense                                                             (2,596)        (1,426)
    Additions to property and equipment                                             (6,383)        (9,930)
    Increase in other assets                                                           (31)            (1)
                                                                                  --------       --------
                   NET CASH USED IN INVESTING ACTIVITIES                            (8,732)       (10,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                                          28,671         44,576
    Repayment of long-term debt and other obligations                              (54,774)       (55,967)
    Proceeds from stock options exercised                                                2             --
    Purchase of treasury stock                                                          (5)           (12)
                                                                                  --------       --------
                   NET CASH USED IN FINANCING ACTIVITIES                           (26,106)       (11,403)
                                                                                  --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (289)           329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,935          1,798
                                                                                  --------       --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  1,646       $  2,127
                                                                                  ========       ========

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                      $    864       $  1,754
    Income taxes, net of refunds                                                         1             --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of assets in exchange for long-term liabilities                        263             --

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 2002
------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to conform to the current presentation.

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets" which was issued in July 2001 by the Financial Accounting Standards Board
(FASB). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that no material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses, would be required to be recognized as the effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. The Company is currently assessing the impact of SFAS 143 and has not yet determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. (APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

(3)      DERIVATIVES AND HEDGING
         The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges that occur prior to maturity are initially reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. All amounts recorded in this line item are ultimately reversed within the same line item and included in oil and gas sales revenues over the respective contract terms. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income
(loss).

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At March 31, 2002, the Company's derivative contracts were comprised of natural gas collars. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

         During the first quarters of 2002 and 2001, a net gain of $6.6 million ($4.2 million after tax) and a net loss of $2.8 million ($1.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges increased $763,000 ($485,000 after tax) in the first quarter of 2002 and $5.0 million ($3.2 million after tax) in the first quarter of 2001. At March 31, 2002, the estimated net gain in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $14.9 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2003.

         On January 17 and 18, 2002, the Company monetized 9,350 Bbtu (billion British thermal units) of its 2002 natural gas hedge position at a weighted average NYMEX price of $2.53 per Mmbtu (million British thermal units) and 3,840 Bbtu of its 2003 natural gas hedge position at a NYMEX price of $3.01 per Mmbtu. The Company received net proceeds of $22.7 million that will be recognized as increases to natural gas sales revenues during the same periods in which the underlying forecasted transactions are recognized in net income (loss).

         In January 2002, the Company entered into a collar for 9,350 Bbtu of its natural gas production in 2002 with a ceiling price of $4.00 per Mmbtu and a floor price of $2.25 per Mmbtu which qualified and was designated as a cash flow hedge under SFAS 133. The Company also sold a floor at $1.75 per Mmbtu on this volume of gas which was designated as a non-qualifying cash flow hedge under SFAS 133. The changes in fair value of the $1.75 floor will be initially reported in expense in the consolidated statements of operations as derivative fair value (gain) loss and will ultimately be reversed within the same line item and included in oil and gas sales over the respective contract terms.

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

         The Company used the net proceeds of $21.7 million from the two transactions above to pay down on its credit facility. The following table summarizes, as of March 31, 2002, the Company's deferred gains on terminated natural gas hedges. Cash has been received and the deferred gains recorded in accumulated other comprehensive income. The deferred gains will be recognized as increases to gas sales revenues during the periods in which the underlying forecasted transactions are recognized in net income (loss).

                                                                       2002                                 2003
                                                    ---------------------------------------------------   -------
                                                    FIRST        SECOND        THIRD        FOURTH
                                                    QUARTER     QUARTER        QUARTER      QUARTER
                                                    ------      -------       -------       -------
                                                                          (IN THOUSANDS)
Natural Gas Hedges Terminated in January 2002        $4,521      $ 5,620       $ 5,188       $ 4,560       $ 2,851



         In March 2002, the Company terminated 1,700 Bbtu of its 2002 collar ($4.00 per Mmbtu ceiling price and $2.25 per Mmbtu floor price) for the months of April and May 2002. The Company also terminated its $1.75 floor on this volume of gas.

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

(5)      SUBSEQUENT EVENTS
         In April 2002, the Company and one of its gas purchasers signed a settlement agreement resolving gas measurement disputes related to a gathering system in New York. Under the terms of the agreement, the Company received a cash payment to settle all issues associated with gas measurement disputes prior to December 31, 2001. The agreement also amended a prior agreement that governed the measurement of the Company's gas supply delivered into the purchaser's distribution system. The

Company's net share of the settlement amount, approximately $580,000, will be recorded in the second quarter of 2002 as other revenue.

         In April 2002, the Company was notified of a claim by an overriding royalty interest owner in Michigan alleging the underpayment of royalty resulting from disputes as to the interpretation of the terms of several farmout agreements. The Company believes the claim is without merit and will vigorously defend its position. The Company believes that the result of this issue will not have a material adverse effect on its financial position, results of operation or cash flows.

         On April 11, 2002, the Company terminated 2,100 Bbtu of its 2002 collar ($4.00 per Mmbtu ceiling price and $2.25 per Mmbtu floor price) for the months of June through October 2002. The Company also terminated its $1.75 floor on this volume of gas. The Company paid $262,500 to its counterparty for these terminations. The Company recently placed 2,400 Bbtu of natural gas swaps for the months of May 2002 through October 2002 at a weighted average price of $3.70 per Mmbtu.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
         The information in this document includes forward-looking statements that are made pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements "should," "believe," "expect," "anticipate," "intend," "will," "continue," "estimate," "plan," "outlook," "may," "future," "projection," variations of these statements and similar expressions are forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements, and the business prospects of the Company are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, the Company's access to capital, the market demand for and prices of oil and natural gas, the Company's oil and gas production and costs of operation, results of the Company's future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in the Company's 10-K and 10-Q reports and other filings with the Securities and Exchange Commission ("SEC").

CRITICAL ACCOUNTING POLICIES
         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance. See the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in the Company's 2001 Form 10-K annual report filed with the SEC for a comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of the Company's most critical accounting policies:

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
         The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

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

         The Company's proved reserve information is based on estimates it prepared. Estimates prepared by others may be higher or lower than the Company's estimates. The Company's estimates of proved reserves have been reviewed by independent petroleum engineers.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. Fair value is based on management's outlook of future oil and natural gas prices and estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

DERIVATIVES AND HEDGING
         The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges that occur prior to maturity are initially reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. All amounts recorded in this line item are ultimately reversed within the same line item and included in oil and gas sales revenues over the respective contract terms. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income
(loss).

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

REVENUE RECOGNITION
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when services have been provided.

NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" which was issued in July 2001 by the FASB. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that no material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses, would be required to be recognized as the effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. The Company is currently assessing the impact of SFAS 143 and has not yet determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - FIRST QUARTERS OF 2002 AND 2001 COMPARED
         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                                      THREE MONTHS ENDED
                                          MARCH 31,
                                  --------------------------
                                     2002          2001
                                  -----------   ------------
PRODUCTION
  Gas (Mmcf)                           4,543          4,483
  Oil (Mbbls)                            148            156
  Total production (Mmcfe)             5,431          5,416

AVERAGE PRICE
  Gas (per Mcf)                       $ 4.41         $ 4.85
  Oil (per Bbl)                        18.48          25.85
  Mcfe                                  4.19           4.76
AVERAGE COSTS (PER MCFE)
  Production expense                    0.95           1.01
  Production taxes                      0.09           0.13
  Depletion                             0.90           0.76
OPERATING MARGIN (PER MCFE)             3.15           3.62

Mmcf - MILLION CUBIC FEET     Mbbls - THOUSAND BARRELS  Mmcfe - MILLION CUBIC FEET OF  NATURAL GAS EQUIVALENT
Mcf - THOUSAND CUBIC FEET     Bbl - BARREL              Mcfe  - THOUSAND  CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER Mcfe)-- AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

         Operating income decreased $1.8 million (17%) from $10.4 million in the first quarter of 2001 to $8.6 million in the first quarter of 2002. This decrease was primarily a result of a $1.4 million (7%) decrease in operating margins, a $1.2 million increase in exploration expense and a $427,000 derivative fair value loss in the first quarter of 2002. This decrease was partially offset by $1.4 million of severance and other nonrecurring expense in the first quarter of 2001. Net income decreased $618,000 from $2.1 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002. This decrease was a result of the decrease in operating income discussed above partially offset by a $924,000 decrease in interest expense and a $265,000 decrease in the provision for income taxes.

         The $1.4 million decrease in operating margins was primarily due to a $2.5 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in the average prices realized for the Company's oil and natural gas. This decrease was partially offset by a $1.1 million increase in the operating margin from gas gathering, marketing and oilfield services primarily due to a higher margin on a gathering system in Pennsylvania.

         Earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; derivative fair value (gain) loss; and severance and other nonrecurring items ("EBITDAX") decreased $1.4 million (7%) from $19.4 million in the first quarter of 2001 to $18.0 million in the first quarter of 2002 primarily due to the decreased operating margins discussed above.

         Total revenues decreased $3.6 million (10%) in the first quarter of 2002 compared to the first quarter of 2001 primarily due to a decrease in the average prices realized for the Company's oil and natural gas.

         Gas volumes sold in the first quarter of 2002 were 4.5 Bcf (billion cubic feet), an increase of 60 Mmcf (1%), compared to the first quarter of 2001. The increase in gas volumes sold resulted in an increase in gas sales revenues of approximately $300,000. Oil volumes sold decreased 8,000 Bbls (5%) from 156,000 Bbls in the first quarter of 2001 to 148,000 Bbls in the first quarter of 2002 primarily due to mechanical problems experienced on one significant oil well in Michigan during a period when the well was inaccessible due to weather conditions. This resulted in a decrease in oil sales revenues of approximately $200,000.

         The average price realized for the Company's natural gas decreased $0.44 per Mcf to $4.41 per Mcf in the first quarter of 2002 compared to the first quarter of 2001 which decreased gas sales revenues in the first quarter of 2002 by approximately $2.0 million. As a result of the Company's hedging activities, gas sales revenues for the first quarter of 2002 increased by approximately $6.4 million or $1.42 per Mcf compared to a decrease of approximately $2.8 million or $0.63 per Mcf for the first quarter of 2001. The average price realized for the Company's oil decreased from $25.85 per Bbl in the first quarter of 2001 to $18.48 per Bbl in the first quarter of 2002 which decreased oil sales revenues by approximately $1.1 million.

         Production expense decreased $296,000 (5%) from $5.5 million in the first quarter of 2001 to $5.2 million in the first quarter of 2002. The average production cost decreased from $1.01 per Mcfe in the first quarter of 2001 to $0.95 per Mcfe in the first quarter of 2002 primarily due to additional costs incurred in the first quarter of 2001 to minimize production declines in order to take advantage of higher gas prices. Production taxes decreased $226,000 from $688,000 in the first quarter of 2001 to $462,000 in the first quarter of 2002. Average per unit production taxes decreased from $0.13 per Mcfe in the first quarter of 2001 to $0.09 per Mcfe in the first quarter of 2002 primarily due to lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues.

         Exploration expense increased $1.2 million (82%) from $1.4 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2002 and a $506,000 increase in dry hole expense.

         General and administrative expense increased $78,000 (7%) from $1.1 million in the first quarter of 2001 to $1.2 million in the first quarter of 2002 primarily due to increases in compensation related expenses.

         Depreciation, depletion and amortization increased by $258,000 (4%) from $6.1 million in the first quarter of 2001 to $6.3 million in the first quarter of 2002. Depletion expense increased $773,000 (19%) from $4.1 million in the first quarter of 2001 to $4.9 million in the first quarter of 2002. Depletion per Mcfe increased from $0.76 per Mcfe in the first quarter of 2001 to $0.90 per Mcfe in the first quarter of 2002. These increases were primarily the result of a higher depletion rate per Mcfe due to lower reserves resulting from lower oil and gas prices at year-end 2001, excluding the effect of hedging.

         The Company incurred severance and other nonrecurring expense of $1.4 million in the first quarter of 2001 related to employee reduction costs.

         Interest expense decreased $924,000 (13%) from $7.2 million in the first quarter of 2001 to approximately $6.3 million in the first quarter of 2002 due to a decrease in average outstanding borrowings and lower blended interest rates.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at March 31, 2002 was .61 to 1. During the first three months of 2002, working capital decreased $26.5 million from $13.5 million at December 31, 2001 to a deficit of $13.0 million at March 31, 2002. The decrease was primarily due to a $21.4 million decrease in the fair value of derivatives in the first three months of 2002, primarily as a result of the Company's monetization of derivatives, and a $4.7 million increase in accrued expenses. The Company's operating activities provided cash flows of $34.5 million during the first three months of 2002.

         The Company has a $100 million revolving credit facility ("the Revolver") from Ableco Finance LLC and Foothill Capital Corporation which matures in April 2004. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At March 31, 2002, the interest rate was 6.75%. Up to $30 million in letters of credit may be issued pursuant to the Revolver. At March 31, 2002, the Company had $2.3 million of outstanding letters of credit. At March 31, 2002, the outstanding balance under the credit agreement was $33.3 million with $64.4 million of borrowing capacity available for general corporate purposes.

         The Revolver has an early termination fee equal to .25% of the facility if terminated between the effective date and May 31, 2002. If termination is after May 31, 2002 but on or before May 31, 2003, the termination fee is .125% of the facility. There is no termination fee after May 31, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through March 2003.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at March 31, 2002, under the borrowing base formula above was approximately $224 million for all proved reserves of the Company and $161 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio ranging from 3.4 to 1 at March 31, 2002, to
3.2 to 1 at March 31, 2004; and a senior debt leverage ratio ranging from 2.7 to 1 and 3.2 to 1 for the periods from March 31, 2002, through March 31, 2004. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of

March 31, 2002, the Company's current ratio including the above adjustments was
4.55 to 1. The Company had satisfied all financial covenants as of March 31, 2002.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first three months of 2002 or 2001.

         During the first three months of 2002, the Company invested $4.0 million, including $515,000 of exploratory dry hole expense, to drill 20 development wells and one exploratory well. Of these wells, all 20 development wells were successfully completed as producers in the target formation and the exploratory well was a dry hole for an overall completion rate of 95%.

         The Company currently expects to spend approximately $44 million during 2002 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line, the sale of participating interests in its exploratory Trenton Black River prospect areas and the sale of non-strategic assets. At March 31, 2002, the Company had approximately $64.4 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax gain on its hedging activities of $6.4 million in the first three months of 2002 and a net pretax loss $2.8 million in the first three months of 2001.

         In March 2002, the Company terminated 1,700 Bbtu of its 2002 collar ($4.00 per Mmbtu ceiling price and $2.25 per Mmbtu floor price) for the months of April and May 2002. The Company also terminated its $1.75 floor on this volume of gas.

         On April 11, 2002, the Company terminated 2,100 Bbtu of its 2002 collar ($4.00 per Mmbtu ceiling price and $2.25 per Mmbtu floor price) for the months of June through October 2002. The Company also terminated its $1.75 floor on this volume of gas. The Company paid $262,500 to its counterparty for these terminations. The Company recently placed 2,400 Bbtu of natural gas swaps for the months of May 2002 through October 2002 at a weighted average price of $3.70 per Mmbtu.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at May 3, 2002:

                                            NATURAL GAS SWAPS                  FIXED PRICE CONTRACTS
                           -------------------------------------------------   -----------------------
                                                                                            ESTIMATED
                                                                  ESTIMATED                 WELLHEAD
                                           NYMEX PRICE         WELLHEAD PRICE  ESTIMATED    PRICE PER
QUARTER ENDING                 Bbtu         PER Mmbtu             PER Mcf        Mmcf          Mcf
------------------         ----------   ---------------       ---------------  ----------  -----------
June 30, 2002               1,200             $ 3.67                $ 3.82       820           $ 4.20
September 30, 2002            900               3.72                  3.87       690             4.32
December 31, 2002             300               3.72                  3.87       570             4.49
                            -----             ------                ------    ------           ------
                            2,400             $ 3.70                $ 3.85     2,080           $ 4.32
                            =====             ======                ======    ======           ======

March 31, 2003                                                                    65           $ 2.50
June 30, 2003                                                                     65             2.50
September 30, 2003                                                                65             2.50
December 31, 2003                                                                 65             2.50
                                                                                 ---           ------
                                                                                 260           $ 2.50
                                                                                ====           ======

                                                       NATURAL GAS COLLARS
                           ---------------------------------------------------------------------
                                       MONTHLY NYMEX SETTLE OF $1.75     MONTHLY NYMEX SETTLE
                                                   OR HIGHER               LOWER THAN $1.75
                                       ------------------------------  --------------------------
                                                                                       ESTIMATED
                                        NYMEX PRICE         ESTIMATED      NYMEX       WELLHEAD
                                         PER Mmbtu       WELLHEAD PRICE  PRICE PER     PRICE PER
QUARTER ENDING              Bbtu         FLOOR/CAP           PER Mcf       Mmbtu         Mcf
------------------       ----------    -------------   ---------------- ----------    -----------
June 30, 2002                 430      $ 2.25 - 4.00      $ 2.40 - 4.15   Monthly      Monthly
September 30, 2002          1,290        2.25 - 4.00        2.40 - 4.15   NYMEX        NYMEX
December 31, 2002           2,130        2.25 - 4.00        2.47 - 4.22   settle plus  settle plus
                           ------     --------------      -------------   $0.50        $0.65 to
                            3,850      $ 2.25 - 4.00      $ 2.44 - 4.19                $0.75
                           ======     ==============      =============

March 31, 2003              1,650      $ 3.40 - 5.23      $ 3.65 - 5.48
June 30, 2003               1,650        3.40 - 5.23        3.55 - 5.38
September 30, 2003          1,650        3.40 - 5.23        3.55 - 5.38
December 31, 2003           1,650        3.40 - 5.23        3.62 - 5.45
                           ------      -------------      -------------
                            6,600      $ 3.40 - 5.23      $ 3.59 - 5.42
                           ======      =============      =============


       Bbtu - BILLION BRITISH THERMAL UNITS    Mmcf - MILLION CUBIC FEET
       Mmbtu - MILLION BRITISH THERMAL UNITS   Mcf - THOUSAND CUBIC FEET

-------------------------------------------------------------------------------

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

         (b)    Reports on Form 8-K

         On January 8, 2002, the Company filed a Current Report on Form 8-K dated January 7, 2002, reporting under Item 9 the Company's 2002 capital expenditure plan and Enron exposure.

         On January 23, 2002, the Company filed a Current Report on Form 8-K dated January 17, 2002, reporting under Item 9 the Company's natural gas hedge position monetization and restructuring.

         On March 18, 2002, the Company filed a Current Report on Form 8-K dated March 8, 2002, reporting under Item 9 the Company's 2001 results and operational outlook for 2002.

SIGNATURES
------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BELDEN & BLAKE CORPORATION



Date:    May 6, 2002                 By:   /s/ John L. Schwager
                                        --------------------------------------
                                        John L. Schwager, Director, President
                                        and Chief Executive Officer




Date:    May 6, 2002                 By:   /s/ Robert W. Peshek
                                        --------------------------------------
                                        Robert W. Peshek, Vice President
                                        and Chief Financial Officer