Form 10-Q
period 2002-06-30
BELDEN & BLAKE CORP /OH/
filed 2002-08-14
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002
                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from __________________ to ____________________

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

                                                           [X]  Yes    [ ]  No

         As of July 31, 2002, Belden & Blake Corporation had outstanding 10,334,402 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                                                        PAGE
                                                                                                        ----
 PART I Financial Information:

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002 and
                     December 31, 2001................................................................    1

                  Consolidated Statements of Operations for the three and six
                     months ended June 30, 2002 and 2001 .............................................    2

                  Consolidated Statements of Shareholders' Equity (Deficit)
                     for the six months ended June 30, 2002 and the years
                     ended December 31, 2001 and 2000.................................................    3

                  Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2002 and 2001 .............................................    4

                  Notes to Consolidated Financial Statements..........................................    5

      Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............................................    9

 PART II Other Information

      Item 6.     Exhibits and Reports on Form 8-K....................................................   20

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                JUNE 30,    DECEMBER 31,
                                                                                  2002          2001
                                                                               ---------     ---------
                                                                              (UNAUDITED)
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                                  $   1,229     $   1,935
    Accounts receivable, net                                                      15,631        14,160
    Inventories                                                                    1,605         1,695
    Other current assets                                                           1,416         1,094
    Derivative fair value                                                          1,687        19,965
                                                                               ---------     ---------
                 TOTAL CURRENT ASSETS                                             21,568        38,849

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                           462,461       446,977
    Gas gathering systems                                                         14,691        14,094
    Land, buildings, machinery and equipment                                      26,162        24,113
                                                                               ---------     ---------
                                                                                 503,314       485,184
    Less accumulated depreciation, depletion and amortization                    244,741       233,396
                                                                               ---------     ---------
                 PROPERTY AND EQUIPMENT, NET                                     258,573       251,788
DERIVATIVE FAIR VALUE                                                                361         3,748
OTHER ASSETS                                                                      10,493        10,964
                                                                               ---------     ---------
                                                                               $ 290,995     $ 305,349
                                                                               =========     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                           $   5,151     $   5,253
    Accrued expenses                                                              19,579        14,465
    Current portion of long-term liabilities                                         363           156
    Derivative fair value                                                          1,806            --
    Deferred income taxes                                                          2,387         5,470
                                                                               ---------     ---------
                 TOTAL CURRENT LIABILITIES                                        29,286        25,344

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                 42,156        59,415
    Senior subordinated notes                                                    225,000       225,000
    Other                                                                            204           330
                                                                               ---------     ---------
                                                                                 267,360       284,745

DERIVATIVE FAIR VALUE                                                                 54            --
DEFERRED INCOME TAXES                                                             24,266        22,539

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued 10,477,373 and 10,425,103 shares
       (which includes 141,664 and 135,369 treasury shares, respectively)          1,034         1,029
    Paid in capital                                                              107,462       107,402
    Deficit                                                                     (146,773)     (150,797)
    Accumulated other comprehensive income                                         8,306        15,087
                                                                               ---------     ---------
                 TOTAL SHAREHOLDERS' DEFICIT                                     (29,971)      (27,279)
                                                                               ---------     ---------
                                                                               $ 290,995     $ 305,349
                                                                               =========     =========

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------           --------------------------
                                                             2002               2001               2002              2001
                                                           --------           --------           --------          --------
Revenues
    Oil and gas sales                                      $ 24,937           $ 23,562           $ 47,689          $ 49,341
    Gas gathering, marketing and oilfield service             8,398              9,356             16,718            18,231
    Other                                                     1,089                411              1,590               898
                                                           --------           --------           --------          --------
                                                             34,424             33,329             65,997            68,470
EXPENSES
    Production expense                                        5,379              5,708             10,541            11,166
    Production taxes                                            508                748                970             1,436
    Gas gathering, marketing and oilfield service             7,447              7,707             14,136            16,095
    Exploration expense                                       3,269              2,234              5,865             3,660
    General and administrative expense                        1,174              1,038              2,376             2,162
    Franchise, property and other taxes                          77                 99                155               204
    Depreciation, depletion and amortization                  6,181              6,107             12,509            12,177
    Derivative fair value (gain) loss                          (229)                --                198                --
    Severance and other nonrecurring expense                    165                 55                165             1,501
                                                           --------           --------           --------          --------
                                                             23,971             23,696             46,915            48,401
                                                           --------           --------           --------          --------
OPERATING INCOME                                             10,453              9,633             19,082            20,069

OTHER (INCOME) EXPENSE
    Interest expense                                          6,218              6,845             12,496            14,047
                                                           --------           --------           --------          --------
INCOME BEFORE INCOME TAXES                                    4,235              2,788              6,586             6,022
    Provision (benefit) for income taxes                      1,655             (1,004)             2,562               168
                                                           --------           --------           --------          --------
NET INCOME                                                 $  2,580           $  3,792           $  4,024          $  5,854
                                                           ========           ========           ========          ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                              OTHER         TOTAL
                                          COMMON      COMMON      PAID IN                 COMPREHENSIVE     EQUITY
                                          SHARES      STOCK       CAPITAL      DEFICIT        INCOME      (DEFICIT)
                                         ---------- -----------  ----------- ------------ --------------- -----------

JANUARY 1, 2000                             10,260     $ 1,026    $ 107,609   $ (160,225)        $    --   $ (51,590)

Net income                                                                         2,961                       2,961
Stock options exercised                         97          10           (9)                                       1
Stock-based compensation                                                336                                      336
Treasury stock                                 (54)         (6)         (15)                                     (21)
---------------------------------------- ---------- -----------  ----------- ------------ --------------- -----------
DECEMBER 31, 2000                           10,303       1,030      107,921     (157,264)             --     (48,313)

Comprehensive income:
Net income                                                                         6,467                       6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                         (6,691)     (6,691)
   Change in derivative fair value                                                                24,667      24,667
   Reclassification adjustment for
    derivative (gain) loss reclassified
    into oil and gas sales                                                                        (2,889)     (2,889)
                                                                                                          -----------
Total comprehensive income                                                                                    21,554
                                                                                                          -----------
Stock options exercised                         68           7           (1)                                       6
Stock-based compensation                                                275                                      275
Repurchase of stock options                                            (772)                                    (772)
Tax benefit of repurchase of stock
   options and stock options exercised                                  260                                      260
Treasury stock                                 (81)         (8)        (281)                                    (289)
---------------------------------------- ---------- -----------  ----------- ------------ --------------- -----------
DECEMBER 31, 2001                           10,290       1,029      107,402     (150,797)         15,087     (27,279)

Comprehensive income:
Net income                                                                         4,024                       4,024
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                   866         866
   Reclassification adjustment for
    derivative (gain) loss reclassified
    into oil and gas sales                                                                        (7,647)     (7,647)
                                                                                                          -----------
Total comprehensive income                                                                                    (2,757)
                                                                                                          -----------
Stock options exercised                         52           6           (1)                                       5
Stock-based compensation                                                 42                                       42
Repurchase of stock options                                              (7)                                      (7)
Tax benefit of repurchase of stock
   options and stock options exercised                                   39                                       39
Treasury stock                                  (6)         (1)         (13)                                     (14)
---------------------------------------- ---------- -----------  ----------- ------------ --------------- -----------
JUNE 30, 2002 (UNAUDITED)                   10,336     $ 1,034    $ 107,462   $ (146,773)        $ 8,306   $ (29,971)
======================================== ========== ===========  =========== ============ =============== ===========



See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                       2002              2001
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $   4,024         $   5,854
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                                     12,509            12,177
          Loss on disposal of property and equipment                                      158                39
          Net monetization of derivatives                                              22,091                --
          Amortization of derivatives and other non-cash hedging adjustments           (9,223)               --
          Exploration expense                                                           5,865             3,660
          Deferred income taxes                                                         2,560                35
          Stock-based compensation                                                         42               145
          Change in operating assets and liabilities, net of
             effects of disposition of businesses:
                Accounts receivable and other operating assets                         (1,422)            6,266
                Inventories                                                                90               (12)
                Accounts payable and accrued expenses                                   5,010                51
                                                                                    ---------         ---------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                           41,704            28,215

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                                    (1,630)               --
    Disposition of businesses                                                             250               400
    Proceeds from property and equipment disposals                                         85               387
    Exploration expense                                                                (5,865)           (3,660)
    Additions to property and equipment                                               (17,418)          (19,218)
    Increase in other assets                                                             (378)              (49)
                                                                                    ---------         ---------
                   NET CASH USED IN INVESTING ACTIVITIES                              (24,956)          (22,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                                             73,536            97,983
    Repayment of long-term debt and other obligations                                 (90,974)         (103,352)
    Debt issue costs                                                                       --              (210)
    Proceeds from stock options exercised                                                   5                --
    Repurchase of stock options                                                            (7)               --
    Purchase of treasury stock                                                            (14)              (59)
                                                                                    ---------         ---------
                   NET CASH USED IN FINANCING ACTIVITIES                              (17,454)           (5,638)
                                                                                    ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (706)              437

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,935             1,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   1,229         $   2,235
                                                                                    =========         =========

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                        $  12,610         $  14,244
    Income taxes, net of refunds                                                            5               340

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of assets in exchange for long-term liabilities                           263                74


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 2002
--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to conform to the current presentation.

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets" which was issued in June 2001 by the Financial Accounting Standards Board
(FASB). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

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

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. Due to the significant number of producing oil and gas properties operated by the Company, and the number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, it has not yet been determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. (APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At June 30, 2002, the Company's derivative contracts were comprised of natural gas collars. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

         During the first six months of 2002 and 2001, a net gain of $12.0 million ($7.6 million after tax) and a net loss of $4.2 million ($2.6 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges increased $1.4 million ($866,000 after tax) in the first six months of 2002 and $23.4 million ($14.7 million after tax) in the first six months of 2001. At June 30, 2002, the estimated net gain in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $11.4 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2003.

         On January 17 and 18, 2002, the Company monetized 9,350 Bbtu (billion British thermal units) of its 2002 natural gas hedge position at a weighted average NYMEX price of $2.53 per Mmbtu (million British thermal units) and 3,840 Bbtu of its 2003 natural gas hedge position at a NYMEX price of $3.01 per Mmbtu. The Company received net proceeds of $22.7 million that are recognized as increases to natural gas sales revenues during the same periods in which the underlying forecasted transactions are recognized in net income (loss).

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

         The following table summarizes, as of June 30, 2002, the Company's net deferred gains on terminated natural gas hedges. Cash has been received and the deferred gains recorded in accumulated other comprehensive income. The deferred gains are recognized as increases to gas sales revenues during the periods in which the underlying forecasted transactions are recognized in net income
(loss).


                                           2002                         2003
                            --------------------------------------   ----------
                             FIRST    SECOND    THIRD      FOURTH
                            QUARTER  QUARTER   QUARTER     QUARTER
                            -------  -------   -------     -------
                                       (IN THOUSANDS)

         Deferred Gains     $ 4,521  $ 5,599   $ 5,495     $ 4,631    $ 2,851




(4)      SUBSEQUENT EVENTS
         On August 1, 2002, the Company sold oil and gas properties consisting of 1,138 wells in Ohio. The properties had reserves of approximately 12 Bcfe (billion cubic feet of natural gas equivalent) as of June 1, 2002, the effective date of the sale. Proceeds of approximately $8.0 million were used to pay down the Company's revolving credit facility. As of June 30, 2002, the Company had assets classified as held-for-sale of $8.0 million included in property and equipment.

         On July 25, 2002, the Company amended its $100 million revolving credit facility ("the Revolver"). The amendment extended the Revolver's final maturity date to April 22, 2005, from April 22, 2004 and permitted the Company to enter into the transaction to sell, transfer and assign oil and gas properties consisting of 1,138 wells in Ohio. The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 through March 31, 2005; and a senior debt leverage ratio ranging from 3.2 to 1 and 2.7 to 1 for the periods from June 30, 2002 through March 31, 2005. The amendment extended the early termination fee, equal to .125% of the Revolver, through November 30, 2003. There is no termination fee after November 30, 2003.

         On July 11, 2002, the Company acquired 77 gross (71.7 net) wells located in Ohio and Pennsylvania with net reserves totaling 4.2 Bcfe for a cash payment of $1.2 million.

(5)      SETTLEMENT AGREEMENT
         In April 2002, the Company and one of its gas purchasers signed a settlement agreement resolving gas measurement disputes related to a gathering system in New York. Under the terms of the agreement, the Company received a cash payment to settle all issues associated with gas measurement disputes prior to December 31, 2001. The agreement also amended a prior agreement that governed the measurement of the Company's gas supply delivered into the purchaser's distribution system. The Company's net share of the settlement amount, $591,000, was recorded in the second quarter of 2002 as other revenue.

(6)      COMMITMENTS AND CONTINGENCIES
         In April 2002, the Company was notified of a claim by an overriding royalty interest owner in Michigan alleging the underpayment of royalty resulting from disputes as to the interpretation of the terms of several farmout agreements. The Company believes the claim is without merit and will vigorously defend its position. The Company believes that the result of this issue will not have a material adverse effect on its financial position, results of operation or cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" which was issued in June 2001 by the FASB. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

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

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. Due to the significant number of producing oil and gas properties operated by the Company, and the number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, it has not yet been determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 is effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
COMPARED
         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                               ---------------------------      ----------------------------
                                                  2002             2001             2002             2001
                                               ----------       ----------      ----------        ----------
         PRODUCTION
          Gas (Mmcf)                              4,404            4,551            8,947             9,033
          Oil (Mbbls)                               143              162              291               317
          Total production (Mmcfe)                5,265            5,520           10,695            10,936

         AVERAGE PRICE
          Gas (per Mcf)                      $     4.90       $     4.29       $     4.65        $     4.57
          Oil (per Bbl)                           23.41            24.94            20.91             25.39
          Mcfe                                     4.74             4.27             4.46              4.51
         AVERAGE COSTS (PER MCFE)
          Production expense                       1.02             1.03             0.99              1.02
          Production taxes                         0.10             0.14             0.09              0.13
          Depletion                                0.88             0.76             0.89              0.76
          OPERATING MARGIN (PER MCFE)              3.62             3.10             3.38              3.36


       MMCF - MILLION CUBIC FEET     MBBLS - THOUSAND BARRELS  MMCFE  -  MILLION    CUBIC FEET OF NATURAL GAS EQUIVALENT
       MCF - THOUSAND CUBIC FEET     BBL - BARREL              MCFE   -  THOUSAND   CUBIC FEET OF NATURAL GAS EQUIVALENT
       OPERATING MARGIN (PER MCFE) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES


RESULTS OF OPERATIONS - SECOND QUARTERS OF 2002 AND 2001 COMPARED
         Operating income increased $820,000 (9%) from $9.6 million in the second quarter of 2001 to $10.5 million in the second quarter of 2002. This increase was primarily a result of a $1.2 million (7%) increase in operating margins and a $678,000 increase in other revenue offset by a $1.1 million increase in exploration expense. The increase in other revenue was primarily due to the settlement of a gas measurement dispute with one of the Company's gas purchasers related to a gathering system in New York. See Note 5 to the Consolidated Financial Statements.

         Net income decreased $1.2 million from $3.8 million in the second quarter of 2001 to $2.6 million in the second quarter of 2002. This decrease was a result of a $2.7 million increase in the provision for income taxes offset by the increase in operating income discussed above and a $627,000 decrease in interest expense. The increase in the provision for income taxes was due to the increase in income before income taxes and federal income tax benefits recorded in the second quarter of 2001. A federal income tax benefit of $1.5 million was recorded during the second quarter of 2001 due to the conclusion of an IRS income tax examination for the years 1994 through 1997. Also, in the second quarter of 2001 a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company believes it can fully utilize.

         The $1.2 million increase in operating margins was primarily due to a $1.9 million increase in the operating margin from oil and gas sales resulting primarily from an increase in the average price realized for the Company's natural gas. This increase was partially offset by a $698,000 decrease in the operating margin from gas gathering, marketing and oilfield services primarily due to a decrease in gas marketing fee income from the termination of certain fixed priced contracts in Ohio and decreased gas marketing margins.

         Earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; derivative fair value loss (gain); and severance and other nonrecurring items ("EBITDAX") increased $1.8 million (10%) from $18.0 million in the second quarter of 2001 to $19.8 million in the second quarter of 2002 primarily due to the increased operating margins and the increase in other revenue discussed above.

         Total revenues increased $1.1 million (3%) in the second quarter of 2002 compared to the second quarter of 2001 primarily due to an increase in the average price realized for the Company's natural gas and the increase in other revenue discussed above offset by decreases in the volumes of oil and natural gas sold and a decrease in gas marketing revenue.

         Gas volumes sold in the second quarter of 2002 were 4.4 Bcf (billion cubic feet), a decrease of 146 Mmcf (3%), compared to the second quarter of 2001. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $630,000. Oil volumes sold decreased approximately 19,000 Bbls (11%) from 162,000 Bbls in the second quarter of 2001 to 143,000 Bbls in the second quarter of 2002. The decrease in oil volumes sold resulted in a decrease in oil sales revenues of approximately $450,000.

         The average price realized for the Company's natural gas increased $0.61 per Mcf to $4.90 per Mcf in the second quarter of 2002 compared to the second quarter of 2001 which increased gas sales revenues in the second quarter of 2002 by approximately $2.7 million. As a result of the Company's hedging activities, gas sales revenues for the second quarter of 2002 increased by approximately $5.4 million or $1.24 per Mcf compared to a decrease of approximately $1.3 million or $0.29 per Mcf for the second quarter of 2001. The average price realized for the Company's oil decreased from $24.94 per Bbl in the second quarter of 2001 to $23.41 per Bbl in the second quarter of 2002 which decreased oil sales revenues by approximately $220,000.

         Production expense decreased $329,000 (6%) from $5.7 million in the second quarter of 2001 to $5.4 million in the second quarter of 2002. The average production cost decreased from $1.03 per Mcfe in the second quarter of 2001 to $1.02 per Mcfe in the second quarter of 2002. Production taxes decreased $240,000 from $748,000 in the second quarter of 2001 to $508,000 in the second quarter of 2002. Average per unit production taxes decreased from $0.14 per Mcfe in the second quarter of 2001 to $0.10 per Mcfe in the second quarter of 2002 primarily due to lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues.

         Exploration expense increased $1.1 million (46%) from $2.2 million in the second quarter of 2001 to $3.3 million in the second quarter of 2002 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2002 and a $422,000 increase in dry hole expense.

         General and administrative expense increased $136,000 (13%) from $1.0 million in the second quarter of 2001 to $1.2 million in the second quarter of 2002 primarily due to increases in compensation related expenses.

         Depreciation, depletion and amortization increased $74,000 (1%) from $6.1 million in the second quarter of 2001 to $6.2 million in the second quarter of 2002. Depletion expense increased $480,000

(12%) from $4.2 million in the second quarter of 2001 to $4.7 million in the second quarter of 2002. Depletion per Mcfe increased from $0.76 per Mcfe in the second quarter of 2001 to $0.88 per Mcfe in the second quarter of 2002. These increases were primarily the result of a higher depletion rate per Mcfe due to lower reserves resulting from lower oil and gas prices at year-end 2001, excluding the effect of hedging.

         Interest expense decreased $627,000 (9%) from $6.8 million in the second quarter of 2001 to $6.2 million in the second quarter of 2002 due to a decrease in average outstanding borrowings and lower blended interest rates.

RESULTS OF OPERATIONS - SIX MONTHS OF 2002 AND 2001 COMPARED
         Operating income decreased $987,000 (5%) from $20.1 million in the first six months of 2001 to $19.1 million in the first six months of 2002. This decrease was primarily a result of a $2.2 million increase in exploration expense partially offset by a $1.3 million decrease in severance and other nonrecurring expense.

         Net income decreased $1.9 million from $5.9 million in the first six months of 2001 to $4.0 million in the first six months of 2002. This decrease was a result of the decrease in operating income discussed above and a $2.4 million increase in the provision for income taxes partially offset by a $1.5 million decrease in interest expense. The increase in the provision for income taxes was due to the increase in income before income taxes and federal income tax benefits recorded in the second quarter of 2001. A federal income tax benefit of $1.5 million was recorded during the second quarter of 2001 due to the conclusion of an IRS income tax examination for the years 1994 through 1997. Also, in the second quarter of 2001 a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company believes it can fully utilize.

         Operating margins in the first six months of 2002 decreased $115,000 compared to the operating margins in the first six months of 2001. The operating margin from oil and gas sales decreased $561,000 primarily due to a decrease in the average price realized for the Company's oil and decreases in the volumes of oil and natural gas sold. These decreases were offset by an increase in the average price realized for the Company's natural gas and by decreases in production expense and production taxes. The decrease in the margin from oil and gas sales was partially offset by a $446,000 increase in the operating margin from gas gathering, marketing and oilfield services, primarily due to a higher margin on a gathering system in Pennsylvania, offset by a decrease in gas marketing fee income from the termination of certain fixed priced contracts in Ohio.

         EBITDAX increased $412,000 (1%) from $37.4 million in the first six months of 2001 to $37.8 million in the first six months of 2002.

         Total revenues decreased $2.5 million (4%) in the first six months of 2002 compared to the first six months of 2001 primarily due to a decrease in the average price realized for the Company's oil and decreases in the volumes of oil and natural gas sold offset by an increase in the average price realized for the Company's natural gas and a $692,000 increase in other revenue. The increase in other revenue was primarily due to the settlement of a gas measurement dispute with one of the Company's gas purchasers related to a gathering system in New York.

         Gas volumes sold in the first six months of 2002 were 8.9 Bcf, a decrease of 86 Mmcf (1%), compared to the first six months of 2001. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $390,000. Oil volumes sold decreased 26,000 Bbls (8%) from 317,000

Bbls in the first six months of 2001 to 291,000 Bbls in the first six months of 2002 primarily due to the sale of a waterflood property in Ohio during the first quarter of 2002 and down-time related to mechanical problems along with natural production decline on one significant oil well in Michigan. The decrease in oil volumes sold resulted in a decrease in oil sales revenues of approximately $650,000.

         The average price realized for the Company's natural gas increased $0.08 per Mcf to $4.65 per Mcf in the first six months of 2002 compared to the first six months of 2001 which increased gas sales revenues in the first six months of 2002 by approximately $720,000. As a result of the Company's hedging activities, gas sales revenues for the first six months of 2002 increased by approximately $11.9 million or $1.33 per Mcf compared to a decrease of approximately $4.2 million or $0.46 per Mcf for the first six months of 2001. The average price realized for the Company's oil decreased from $25.39 per Bbl in the first six months of 2001 to $20.91 per Bbl in the first six months of 2002 which decreased oil sales revenues by approximately $1.3 million.

         Production expense decreased $625,000 (6%) from $11.2 million in the first six months of 2001 to $10.5 million in the first six months of 2002. The average production cost decreased from $1.02 per Mcfe in the first six months of 2001 to $0.99 per Mcfe in the first six months of 2002 primarily due to additional costs incurred in the first six months of 2001 to minimize production declines in order to take advantage of higher gas prices. Production taxes decreased $466,000 from $1.4 million in the first six months of 2001 to $970,000 in the first six months of 2002. Average per unit production taxes decreased from $0.13 per Mcfe in the first six months of 2001 to $0.09 per Mcfe in the first six months of 2002 primarily due to lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues.

         Exploration expense increased $2.2 million (60%) from $3.7 million in the first six months of 2001 to $5.9 million in the first six months of 2002 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned drilling activity in 2002 and a $929,000 increase in dry hole expense.

         General and administrative expense increased $214,000 (10%) from $2.2 million in the first six months of 2001 to $2.4 million in the first six months of 2002 primarily due to increases in compensation related expenses.

         Depreciation, depletion and amortization increased by $332,000 (3%) from $12.2 million in the first six months of 2001 to $12.5 million in the first six months of 2002. Depletion expense increased $1.2 million (15%) from $8.3 million in the first six months of 2001 to $9.5 million in the first six months of 2002. Depletion per Mcfe increased from $0.76 per Mcfe in the first six months of 2001 to $0.89 per Mcfe in the first six months of 2002. These increases were primarily the result of a higher depletion rate per Mcfe due to lower reserves resulting from lower oil and gas prices at year-end 2001, excluding the effect of hedging.

         Severance and other nonrecurring expense decreased by $1.3 million (89%) from $1.5 million in the first six months of 2001 to $165,000 in the first six months of 2002 primarily due to costs associated with the early retirement of certain senior management members in the first six months of 2001.

         Interest expense decreased $1.5 million (11%) from $14.0 million in the first six months of 2001 to $12.5 million in the first six months of 2002 due to a decrease in average outstanding borrowings and lower blended interest rates.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at June 30, 2002 was .74 to 1. During the first six months of 2002, working capital decreased $21.2 million from $13.5 million at December 31, 2001 to a deficit of $7.7 million at June 30, 2002. The decrease was primarily due to a $20.1 million decrease in the fair value of derivatives in the first six months of 2002, primarily as a result of the Company's monetization of derivatives in January 2002 and a $5.1 million increase in accrued expenses partially offset by a $3.1 million decrease in the current deferred tax liability. The Company's operating activities provided cash flows of $41.7 million during the first six months of 2002.

         On July 25, 2002, the Company amended its $100 million Revolver. The amendment extended the Revolver's final maturity date to April 22, 2005, from April 22, 2004 and permitted the Company to enter into the transaction to sell, transfer and assign oil and gas properties consisting of 1,138 wells in Ohio.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At June 30, 2002, the interest rate was 6.75%. Up to $30 million in letters of credit may be issued pursuant to the Revolver. At June 30, 2002, the Company had $2.3 million of outstanding letters of credit. At June 30, 2002, the outstanding balance under the credit agreement was $42.0 million with $55.7 million of borrowing capacity available for general corporate purposes.

         The Revolver, as amended, has an early termination fee equal to .125% of the facility if termination is on or before November 30, 2003. There is no termination fee after November 30, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through April 2003.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at June 30, 2002, under the borrowing base formula above was approximately $248.8 million for all proved reserves of the Company and $170.9 million for properties secured by a mortgage.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 through March 31, 2005; and a senior debt leverage ratio ranging from 3.2 to 1 and 2.7 to 1 for the periods from June 30, 2002, through March 31, 2005. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of June 30, 2002, the Company's current ratio including the above adjustments was 3.21 to 1. The Company had satisfied all financial covenants as of June 30, 2002.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first six months of 2002 or 2001.

         During the first six months of 2002, the Company invested $11.9 million, including $1.1 million of exploratory dry hole expense, to drill 44 development wells and 8 exploratory wells. Of these wells, 43 development wells and 3 exploratory wells were successfully completed as producers in the target formation for an overall completion rate of 88%.

         The Company currently expects to spend approximately $42 million during 2002 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line, the sale of participating interests in its exploratory Trenton Black River prospect areas and the sale of non-strategic assets. At June 30, 2002, the Company had approximately $55.7 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax gain on its hedging activities of $11.9 million in the first six months of 2002 and a net pretax loss of $4.2 million in the first six months of 2001.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at June 30, 2002:



                                                                 NATURAL GAS COLLARS                       FIXED PRICE CONTRACTS
                         ------------------------------------------------------------------------------  -------------------------
                                                   MONTHLY NYMEX SETTLE OF       MONTHLY NYMEX
                                                      $1.75 OR HIGHER           SETTLE LOWER THAN $1.75
                                          ------------------------------------  -----------------------
                                                                                             ESTIMATED                 ESTIMATED
                                          NYMEX PRICE          ESTIMATED          NYMEX       WELLHEAD                  WELLHEAD
                                           PER MMBTU           WELLHEAD         PER PRICE    PRICE PER     ESTIMATED   PRICE PER
QUARTER ENDING              BBTU           FLOOR/CAP         PRICE PER MCF        MMBTU         MCF          MMCF          MCF
-----------------------  ----------   ------------------  --------------------   ----------- -----------  ----------- ------------
September 30, 2002          1,290        $ 2.25 - 4.00          $ 2.40 - 4.15     Monthly      Monthly       480       $ 4.02
December 31, 2002           2,130          2.25 - 4.00            2.47 - 4.22      NYMEX        NYMEX        340         4.20
                           ------       --------------         --------------   settle plus  settle plus    ----       ------
                            3,420        $ 2.25 - 4.00          $ 2.44 - 4.19      $0.50      $0.65 to       820       $ 4.09
                           ======       ==============         ==============                  $0.75        ====       ======

March 31, 2003              1,650        $ 3.40 - 5.23          $ 3.65 - 5.48                                 70       $ 2.65
June 30, 2003               1,650          3.40 - 5.23            3.55 - 5.38                                 70         2.65
September 30, 2003          1,650          3.40 - 5.23            3.55 - 5.38                                 70         2.65
December 31, 2003           1,650          3.40 - 5.23            3.62 - 5.45                                 70         2.65
                           ------       --------------         --------------                               ----       ------
                            6,600        $ 3.40 - 5.23          $ 3.59 - 5.42                                280       $ 2.65
                           ======       ==============         ==============                               ====       ======


       BBTU - BILLION BRITISH THERMAL UNITS           MMCF - MILLION CUBIC FEET
       MMBTU - MILLION BRITISH THERMAL UNITS          MCF - THOUSAND CUBIC FEET

--------------------------------------------------------------------------------

PART II                               OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                10.1 Third Amendment to the Amended and Restated Credit Agreement dated as of July 25, 2002 by and among the Company, Ableco Finance LLC and Foothill Capital Corporation.

                99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)    Reports on Form 8-K

                On May 9, 2002, the Company filed a Current Report on Form
                   8-K dated May 3, 2002, reporting under Item 9 the Company's operational outlook for 2002.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BELDEN & BLAKE CORPORATION



Date:  August 13, 2002               By:   /s/ John L. Schwager
     -----------------                     ---------------------
                                           John L. Schwager, Director,
                                           President and Chief Executive
                                           Officer




Date:  August 13, 2002               By:   /s/ Robert W. Peshek
     -----------------                     ---------------------
                                           Robert W. Peshek, Vice President
                                           and Chief Financial Officer