Form 10-Q
period 2002-09-30
BELDEN & BLAKE CORP /OH/
filed 2002-11-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to _______________________

Commission File Number: 0-20100

                            BELDEN & BLAKE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          34-1686642
-------------------------------                  ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


      5200 Stoneham Road
      North Canton, Ohio                                     44720
-------------------------------                  ---------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (330) 499-1660
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report.)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [ ] No

            As of October 31, 2002, Belden & Blake Corporation had outstanding 10,332,794 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
 PART I     Financial Information:

            Item 1.     Financial Statements

                        Consolidated Balance Sheets as of September 30, 2002 and
                            December 31, 2001.....................................................     1

                        Consolidated Statements of Operations for the three and nine
                            months ended September 30, 2002 and 2001 .............................     2

                        Consolidated Statements of Shareholders' Equity
                            (Deficit) for the nine months ended September
                            30, 2002 and the years ended
                            December 31, 2001 and 2000............................................     3

                        Consolidated Statements of Cash Flows for the nine
                            months ended September 30, 2002 and 2001 .............................     4

                        Notes to Consolidated Financial Statements................................     5

            Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...................................     9

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk................    19

            Item 4.     Controls and Procedures...................................................    20

 PART II    Other Information

            Item 6.       Exhibits and Reports on Form 8-K.........................................   21

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2002               2001
                                                                                      ---------          ---------
                                                                                      (UNAUDITED)
ASSETS
------
CURRENT ASSETS

      Cash and cash equivalents                                                       $   1,738          $   1,935
      Accounts receivable, net                                                           13,435             14,160
      Inventories                                                                           993              1,695
      Other current assets                                                                1,847              1,094
      Derivative fair value                                                               1,103             19,965
                                                                                      ---------          ---------
                   TOTAL CURRENT ASSETS                                                  19,116             38,849

PROPERTY AND EQUIPMENT, AT COST

      Oil and gas properties (successful efforts method)                                463,784            446,977
      Gas gathering systems                                                              14,537             14,094
      Land, buildings, machinery and equipment                                           24,739             24,113
                                                                                      ---------          ---------
                                                                                        503,060            485,184
      Less accumulated depreciation, depletion and amortization                         248,891            233,396
                                                                                      ---------          ---------
                   PROPERTY AND EQUIPMENT, NET                                          254,169            251,788
DERIVATIVE FAIR VALUE                                                                       614              3,748
OTHER ASSETS                                                                              9,051             10,964
                                                                                      ---------          ---------
                                                                                      $ 282,950          $ 305,349
                                                                                      =========          =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

      Accounts payable                                                                $   4,997          $   5,253
      Accrued expenses                                                                   24,568             14,465
      Current portion of long-term liabilities                                              334                156
      Derivative fair value                                                               2,343               --
      Deferred income taxes                                                                  59              5,470
                                                                                      ---------          ---------
                   TOTAL CURRENT LIABILITIES                                             32,301             25,344

LONG-TERM LIABILITIES

      Bank and other long-term debt                                                      33,163             59,415
      Senior subordinated notes                                                         225,000            225,000
      Other                                                                                 116                330
                                                                                      ---------          ---------
                                                                                        258,279            284,745

DERIVATIVE FAIR VALUE                                                                     1,445               --
DEFERRED INCOME TAXES                                                                    24,550             22,539

SHAREHOLDERS' DEFICIT

      Common stock without par value; $.10 stated value per share; authorized
       58,000,000 shares; issued 10,490,440 and 10,425,103 shares
       (which includes 155,126 and 135,369 treasury shares, respectively)                 1,034              1,029
      Paid in capital                                                                   107,461            107,402
      Deficit                                                                          (145,630)          (150,797)
      Accumulated other comprehensive income                                              3,510             15,087
                                                                                      ---------          ---------
                   TOTAL SHAREHOLDERS' DEFICIT                                          (33,625)           (27,279)
                                                                                      ---------          ---------
                                                                                      $ 282,950          $ 305,349
                                                                                      =========          =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                            --------------------------         -------------------------
                                                              2002              2001             2002             2001
                                                            --------          --------         --------         --------
REVENUES

      Oil and gas sales                                     $ 23,645          $ 22,952         $ 71,334         $ 72,293
      Gas gathering, marketing and oilfield service            7,474             7,421           24,192           25,652
      Other                                                      546               533            2,136            1,431
                                                            --------          --------         --------         --------
                                                              31,665            30,906           97,662           99,376
EXPENSES

      Production expense                                       5,125             6,043           15,666           17,209
      Production taxes                                           403               546            1,373            1,982
      Gas gathering, marketing and oilfield service            6,695             6,081           20,831           22,176
      Exploration expense                                      4,242             2,296           10,107            5,956
      General and administrative expense                       1,065             1,099            3,441            3,261
      Franchise, property and other taxes                        135                93              290              297
      Depreciation, depletion and amortization                 5,832             6,489           18,341           18,666
      Derivative fair value (gain) loss                          (64)             --                134             --
      Severance and other nonrecurring expense                   127               312              292            1,813
                                                            --------          --------         --------         --------
                                                              23,560            22,959           70,475           71,360
                                                            --------          --------         --------         --------
OPERATING INCOME                                               8,105             7,947           27,187           28,016


OTHER (INCOME) EXPENSE
      Interest expense                                         6,253             6,819           18,749           20,866
                                                            --------          --------         --------         --------
INCOME BEFORE INCOME TAXES                                     1,852             1,128            8,438            7,150
      Provision for income taxes                                 709               446            3,271              614
                                                            --------          --------         --------         --------
NET INCOME                                                  $  1,143          $    682         $  5,167         $  6,536
                                                            ========          ========         ========         ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                                                            OTHER          TOTAL
                                                           COMMON    COMMON      PAID IN                COMPREHENSIVE      EQUITY
                                                           SHARES    STOCK      CAPITAL       DEFICIT       INCOME       (DEFICIT)
                                                         ---------  ---------  ---------     ---------    ---------    ----------
JANUARY 1, 2000                                             10,260  $   1,026   $107,609     $(160,225)   $      --    $  (51,590)


Net income                                                                                       2,961                      2,961
Stock options exercised                                         97         10         (9)                                       1
Stock-based compensation                                                             336                                      336
Treasury stock                                                 (54)        (6)       (15)                                     (21)
-------------------------------------------------        ---------  ---------  ---------     ---------    ---------    ----------
DECEMBER 31, 2000                                           10,303      1,030    107,921      (157,264)         --        (48,313)


Comprehensive income:
Net income                                                                                       6,467                      6,467
Other comprehensive income, net of tax:
    Cumulative effect of accounting change                                                                   (6,691)       (6,691)
    Change in derivative fair value                                                                          24,667        24,667
    Reclassification adjustment for derivative
       (gain) loss reclassified into oil and gas sales                                                       (2,889)       (2,889)
                                                                                                                         --------

Total comprehensive income                                                                                                 21,554
                                                                                                                         --------

Stock options exercised                                         68          7         (1)                                       6
Stock-based compensation                                                             275                                      275
Repurchase of stock options                                                         (772)                                    (772)
Tax benefit of repurchase of stock options
    and stock options exercised                                                      260                                      260
Treasury stock                                                 (81)        (8)      (281)                                    (289)
-------------------------------------------------        ---------  ---------  ---------     ---------    ---------    ----------
DECEMBER 31, 2001                                           10,290       1,029   107,402      (150,797)      15,087       (27,279)

Comprehensive income:
Net income                                                                                       5,167                      5,167
Other comprehensive income, net of tax:
    Change in derivative fair value                                                                            (434)         (434)
    Reclassification adjustment for derivative
       (gain) loss reclassified into oil
                and gas sales                                                                               (11,143)      (11,143)
                                                                                                                         --------
Total comprehensive income                                                                                                 (6,410)
                                                                                                                         --------



Stock options exercised                                         65          7         (2)                                       5
Stock-based compensation                                                              62                                       62
Repurchase of stock options                                                          (13)                                     (13)
Tax benefit of repurchase of stock options
    and stock options exercised                                                       51                                       51
Treasury stock                                                 (20)        (2)       (39)                                     (41)
-------------------------------------------------        ---------  ---------  ---------     ---------    ---------    ----------
SEPTEMBER 30, 2002 (UNAUDITED)                              10,335  $   1,034  $ 107,461     $(145,630)   $   3,510    $  (33,625)
=================================================        =========  =========  =========     =========    =========     =========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              2002              2001
                                                                           ---------         ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                         $   5,167         $   6,536
        Adjustments to reconcile net income to net cash
            provided by operating activities:
          Depreciation, depletion and amortization                            18,341            18,666
          Loss on disposal of property and equipment                             613               142
          Net monetization of derivatives                                     22,091                --
          Amortization of derivatives and other non-cash
            hedging adjustments                                              (14,524)               --
          Exploration expense                                                 10,107             5,956
          Deferred income taxes                                                3,271               521
          Stock-based compensation                                                62               379
          Change in operating assets and liabilities, net of
            effects of acquisition and disposition of
            businesses:
               Accounts receivable and other operating assets                    (41)            7,371
               Inventories                                                       294               107
               Accounts payable and accrued expenses                          10,086             2,939
                                                                           ---------         ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                   55,467            42,617

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of businesses, net of cash acquired                       (2,835)           (2,130)
        Disposition of businesses                                              8,161               400
        Proceeds from property and equipment disposals                         1,497             1,162
        Exploration expense                                                  (10,107)           (5,956)
        Additions to property and equipment                                  (26,508)          (28,826)
        Decrease (increase) in other assets                                      749               (72)
                                                                           ---------         ---------
                  NET CASH USED IN INVESTING ACTIVITIES                      (29,043)          (35,422)

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from revolving line of credit                               107,960           137,921
        Repayment of long-term debt and other obligations                   (134,451)         (144,367)
        Debt issue costs                                                         (81)             (210)
        Proceeds from stock options exercised                                      5                 6
        Repurchase of stock options                                              (13)             (670)
        Purchase of treasury stock                                               (41)             (169)
                                                                           ---------         ---------
                  NET CASH USED IN FINANCING ACTIVITIES                      (26,621)           (7,489)
                                                                           ---------         ---------
      NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (197)             (294)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,935             1,798
                                                                           ---------         ---------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   1,738         $   1,504
                                                                           =========         =========

      CASH PAID DURING THE PERIOD FOR:
        Interest                                                           $  13,331         $  15,530
        Income taxes, net of refunds                                               8               359

      NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Acquisition of assets in exchange for long-term liabilities              263               443

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to conform to the current presentation.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets" which was issued in June 2001 by the Financial Accounting Standards Board (FASB). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

      At December 31, 2001, the Company had $2.7 million of unamortized goodwill which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that adoption of SFAS 142 did not have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses.

      In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. Due to the significant number of producing oil and gas properties operated by the Company, and the number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, it has not yet been determined whether adoption of SFAS 143 will have a material effect on the Company's financial position, results of operations or cash flows.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. (APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases". Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

      From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At September 30, 2002, the Company's derivative contracts were comprised of natural gas swaps and natural gas collars. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

      During the first nine months of 2002 and 2001, a net gain of $17.5 million ($11.1 million after tax) and a net loss of $1.0 million ($743,000 after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $682,000 ($434,000 after tax) in the first nine months of 2002 and increased $37.5 million ($23.2 million after tax) in the first nine months of 2001. At September 30, 2002, the estimated net gain in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $5.8 million. The Company has partially hedged its exposure to the variability in future cash flows through March 2005.

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

      From August 30, 2002 through September 20, 2002, the Company placed additional hedge positions covering 16,860 Bbtu of its natural gas production for the period from October 2002 through March 2005. The hedges are in the form of swaps based on a NYMEX equivalent weighted average price of $3.88 per Mmbtu.

      The following table summarizes, as of September 30, 2002, the Company's net deferred gains on terminated natural gas hedges. Cash has been received and the deferred gains recorded in accumulated other comprehensive income. The deferred gains are recognized as increases to gas sales revenues during the periods in which the underlying forecasted transactions are recognized in net income (loss).

                                        2002                         2003
                    --------------------------------------------    -------
                     FIRST      SECOND        THIRD      FOURTH
                    QUARTER     QUARTER      QUARTER     QUARTER
                    -------     -------      -------     -------
                                         (IN THOUSANDS)
Deferred Gains      $ 4,521     $ 5,599      $ 5,495    $ 4,631     $ 2,851

(4)   ACQUISITIONS

      On July 11, 2002, the Company acquired 77 gross (71.7 net) wells located in Ohio and Pennsylvania with net reserves totaling 4.2 Bcfe (billion cubic feet of natural gas equivalent) for a cash payment of $1.2 million.

(5)   DISPOSITIONS

      On August 1, 2002, the Company sold oil and gas properties consisting of 1,138 wells in Ohio. The properties had reserves of approximately 12 Bcfe. The proceeds of approximately $8.0 million were used to pay down the Company's revolving credit facility.

      On September 5, 2002, the Company completed the sale of three natural gas compressors in Michigan to a compression services company. The proceeds of approximately $1.2 million were used to pay down the Company's revolving credit facility. The Company also entered into an agreement to leaseback the compressors from the compression services company, which will provide full compression services including maintenance and repair on these and other compressors. Certain compressors will also be relocated to maximize compression efficiency. The Company plans to sell and leaseback additional compression units during the fourth quarter.

(6)   CREDIT AGREEMENT

      On July 25, 2002, the Company amended its $100 million revolving credit facility ("the Revolver"). The amendment extended the Revolver's final maturity date to April 22, 2005, from April 22, 2004 and permitted the Company to enter into the transaction to sell, transfer and assign oil and gas properties consisting of 1,138 wells in Ohio. The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 through March 31, 2005; and a senior debt leverage ratio of 2.7 to 1 through March 31, 2005. The amendment extended the early termination fee, equal to .125% of the Revolver, through November 30, 2003. There is no termination fee after November 30, 2003.

(7)   SETTLEMENT AGREEMENT

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

(8)   COMMITMENTS AND CONTINGENCIES

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

(9)    INDUSTRY SEGMENT FINANCIAL INFORMATION

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

(10)       SUBSEQUENT EVENTS

      On October 10, 2002, the Company combined its Pennsylvania/New York District with its Ohio District to form a new "Appalachian District". A total of 28 positions were eliminated in the Ohio and Pennsylvania/New York Districts and in the corporate office. These actions were necessary to capitalize on operational and administrative efficiencies and bring the Company's employment level in line with current and anticipated future staffing. The Company expects to record a nonrecurring charge of approximately $700,000 in the fourth quarter of 2002 related to severance and other costs associated with these actions. The Company expects to reduce its future expenses by approximately $1.7 million annually beginning in the fourth quarter of 2002 as a result of the combined district and staff reductions.

      Subsequent to September 30, 2002, the Company has classified $18 million of oil and gas properties and acreage as assets held-for-sale in property and equipment.

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

      The major difference between the successful efforts method of accounting and the full cost method is under the full cost method of accounting, these non-productive exploration costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the net income (loss) of future periods as a component of depletion expense.

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

DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" which was issued in June 2001 by the FASB. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that adoption of SFAS 142 did not have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. Due to the significant number of producing oil and gas properties operated by the Company, and the number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, it has not yet been determined whether adoption of SFAS 143 will have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases". Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 COMPARED

         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                             -------------                   -------------
                                         2002             2001             2002              2001
                                      -------          -------          -------           -------
PRODUCTION
  Gas (Mmcf)                            4,291            4,680           13,238            13,713
  Oil (Mbbls)                             139              173              431               490
  Total production (Mmcfe)              5,126            5,717           15,822            16,653

AVERAGE PRICE
  Gas (per Mcf)                       $  4.70          $  4.03          $  4.67           $  4.39
  Oil (per Bbl)                         24.91            23.55            22.20             24.74
  Mcfe                                   4.61             4.01             4.51              4.34
AVERAGE COSTS (PER Mcfe)

  Production expense                     1.00             1.06             0.99              1.03
  Production taxes                       0.08             0.10             0.09              0.12
  Depletion                              0.86             0.86             0.88              0.79
OPERATING MARGIN (PER Mcfe)              3.53             2.85             3.43              3.19


Mmcf - MILLION CUBIC FEET
Mbbls - THOUSAND BARRELS
Mmcfe - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
Mcf - THOUSAND CUBIC FEET
Bbl - BARREL
Mcfe - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER Mcfe) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

RESULTS OF OPERATIONS - THIRD QUARTERS OF 2002 AND 2001 COMPARED

         Operating income increased $158,000 (2%) from $7.9 million in the third quarter of 2001 to $8.1 million in the third quarter of 2002. This increase was primarily a result of a $1.2 million (7%) increase in operating margins; a $657,000 decrease in depreciation, depletion and amortization; and a $185,000 decrease in severance and other nonrecurring expense offset by a $1.9 million increase in exploration expense.

         Net income increased $461,000 from $682,000 in the third quarter of 2001 to $1.1 million in the third quarter of 2002. This increase was a result of a $566,000 decrease in interest expense and the increase in operating income discussed above offset by a $263,000 increase in the provision for income taxes. The increase in the provision for income taxes was primarily due to the increase in income before income taxes.

         The $1.2 million increase in operating margins was primarily due to a $1.8 million increase in the operating margin from oil and gas sales offset by a $561,000 decrease in the operating margin from gas gathering, marketing and oilfield services. The increase in the operating margin from oil and gas sales was due to an increase in the average prices realized for the Company's oil and natural gas and a $918,000 decrease in production expense partially offset by lower oil and gas volumes. The decrease in the operating margin from gas gathering, marketing and oilfield services was primarily due to a decrease in gas gathering revenue in Pennsylvania.

         Earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; derivative fair value loss (gain); and severance and other nonrecurring items ("EBITDAX") increased $1.2 million (7%) from $17.0 million in the third quarter of 2001 to $18.2 million in the third quarter of 2002 primarily due to the increased operating margins discussed above.

         Total revenues increased $759,000 (2%) in the third quarter of 2002 compared to the third quarter of 2001 primarily due to an increase in the average prices realized for the Company's oil and natural gas partially offset by lower oil and gas volumes.

         Gas volumes sold decreased approximately 389 Mmcf (8%) from 4.7 Bcf (billion cubic feet) in the third quarter of 2001 to 4.3 Bcf in the third quarter of 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $1.6 million. Oil volumes sold decreased approximately 34,000 Bbls (19%) from 173,000 Bbls in the third quarter of 2001 to 139,000 Bbls in the third quarter of 2002 which resulted in a decrease in oil sales revenues of approximately $790,000. The decrease in oil and gas volumes sold was primarily due to the sale of wells in Ohio in the first and third quarters of 2002 and natural production declines partially offset by a reduction in oil inventory in the third quarter of 2002.

         The average price realized for the Company's natural gas increased $0.67 per Mcf to $4.70 per Mcf in the third quarter of 2002 compared to the third quarter of 2001 which increased gas sales revenues in the third quarter of 2002 by approximately $2.9 million. As a result of the Company's hedging activities, gas sales revenues for the third quarter of 2002 increased by approximately $5.3 million or $1.23 per Mcf compared to an increase of approximately $3.2 million or $0.67 per Mcf for the third quarter of 2001. The average price realized for the Company's oil increased from $23.55 per Bbl in the third quarter of 2001 to $24.91 per Bbl in the third quarter of 2002 which increased oil sales revenues by approximately $189,000.

         Production expense decreased $918,000 (15%) from $6.0 million in the third quarter of 2001 to $5.1 million in the third quarter of 2002. The average production cost decreased from $1.06 per Mcfe in the third quarter of 2001 to $1.00 per Mcfe in the third quarter of 2002. These decreases were primarily due to decreased compensation related expenses as a result of staff reductions in 2002. Production taxes decreased $143,000 from $546,000 in the third quarter of 2001 to $403,000 in the third quarter of 2002. Average per unit production taxes decreased from $0.10 per Mcfe in the third quarter of 2001 to $0.08 per Mcfe in the third quarter of 2002. The decreases in production taxes were primarily due to lower oil and gas sales volumes and the sale of wells in Ohio during 2002.

         Exploration expense increased $1.9 million (85%) from $2.3 million in the third quarter of 2001 to $4.2 million in the third quarter of 2002 primarily due to increases in leasing activity associated with the Company's planned future drilling activity, a $898,000 increase in dry hole expense and $413,000 associated with the expiration of a farm-in agreement in the third quarter of 2002.

         General and administrative expense of $1.1 million in the third quarter of 2002 was consistent compared to the third quarter of 2001.

         Depreciation, depletion and amortization decreased $657,000 (10%) from $6.5 million in the third quarter of 2001 to $5.8 million in the third quarter of 2002. Depletion expense decreased $524,000 (11%) from $4.9 million in the third quarter of 2001 to $4.4 million in the third quarter of 2002 due to the decreased oil and gas sales volumes discussed above. Depletion was $0.86 per Mcfe in the third quarter of 2001 and the third quarter of 2002.

         Interest expense decreased $566,000 (8%) from $6.8 million in the third quarter of 2001 to $6.3 million in the third quarter of 2002 due to a decrease in average outstanding borrowings and lower blended interest rates.

RESULTS OF OPERATIONS - NINE MONTHS OF 2002 AND 2001 COMPARED

         Operating income decreased $829,000 (3%) from $28.0 million in the first nine months of 2001 to $27.2 million in the first nine months of 2002. This decrease was primarily a result of a $4.1 million increase in exploration expense partially offset by a $1.5 million decrease in severance and other nonrecurring expense, a $1.1 million increase in operating margins and a $705,000 increase in other revenue. The increase in other revenue was primarily due to the settlement of a gas measurement dispute with one of the Company's gas purchasers related to a gathering system in New York. See Note 7 to the Consolidated Financial Statements.

         Net income decreased $1.3 million from $6.5 million in the first nine months of 2001 to $5.2 million in the first nine months of 2002. This decrease was a result of the decrease in operating income discussed above and a $2.7 million increase in the provision for income taxes partially offset by a $2.2 million decrease in interest expense. The increase in the provision for income taxes was due to the increase in income before income taxes and federal income tax benefits recorded in the second quarter of 2001. A federal income tax benefit of $1.5 million was recorded during the second quarter of 2001 due to the conclusion of an IRS income tax examination for the years 1994 through 1997. Also, in the second quarter of 2001, a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company believes it can fully utilize.

         Operating margins in the first nine months of 2002 increased $1.1 million compared to the operating margins in the first nine months of 2001. The operating margin from oil and gas sales increased $1.2 million primarily due to an increase in the average price realized for the Company's natural gas and decreases in production expense and production taxes offset by decreases in the volumes of oil and natural gas sold and a decrease in the average price realized for the Company's oil. The increase in the margin from oil and gas sales was partially offset by a $115,000 decrease in the operating margin from gas gathering, marketing and oilfield services.

         EBITDAX increased $1.6 million (3%) from $54.5 million in the first nine months of 2001 to $56.1 million in the first nine months of 2002 primarily due to the increased operating margins discussed above and the increase in other revenue discussed above.

         Total revenues decreased $1.7 million (2%) in the first nine months of 2002 compared to the first nine months of 2001 primarily due to a decrease in the volumes of oil and natural gas sold, a decrease in the average price realized for the Company's oil and a decrease in gas gathering, marketing and oilfield services revenue. These decreases were partially offset by an increase in the average price realized for the Company's natural gas and the increase in other revenue discussed above.

         Gas volumes sold decreased approximately 475 Mmcf (3%) from 13.7 Bcf in the first nine months of 2001 to 13.2 Bcf in the first nine months of 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.1 million. Oil volumes sold decreased 59,000 Bbls (12%) from 490,000 Bbls in the first nine months of 2001 to 431,000 Bbls in the first nine months of 2002. The decrease in oil volumes sold resulted in a decrease in oil sales revenues of approximately $1.5 million. The decreases in oil and gas volumes were primarily due to the sale of wells in Ohio during the first and third quarters of 2002 and natural production declines partially offset by a reduction in oil inventory in the third quarter of 2002.

         The average price realized for the Company's natural gas increased $0.28 per Mcf to $4.67 per Mcf in the first nine months of 2002 compared to the first nine months of 2001 which increased gas sales revenues in the first nine months of 2002 by approximately $3.7 million. As a result of the Company's hedging activities, gas sales revenues for the first nine months of 2002 increased by approximately $17.2 million or $1.30 per Mcf compared to a decrease of approximately $1.0 million or $0.07 per Mcf for the first nine months of 2001. The average price realized for the Company's oil decreased from $24.74 per Bbl in the first nine months of 2001 to $22.20 per Bbl in the first nine months of 2002 which decreased oil sales revenues by approximately $1.1 million.

         Production expense decreased $1.5 million (9%) from $17.2 million in the first nine months of 2001 to $15.7 million in the first nine months of 2002. The average production cost decreased from $1.03 per Mcfe in the first nine months of 2001 to $0.99 per Mcfe in the first nine months of 2002. These decreases were primarily due to decreased compensation related expenses as a result of staff reductions in 2002. Production taxes decreased $609,000 from $2.0 million in the first nine months of 2001 to $1.4 million in the first nine months of 2002. Average per unit production taxes decreased from $0.12 per Mcfe in the first nine months of 2001 to $0.09 per Mcfe in the first nine months of 2002. The decreases in production taxes are primarily due to lower oil and gas sales volumes in Michigan coupled with lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues.

         Exploration expense increased $4.1 million (70%) from $6.0 million in the first nine months of 2001 to $10.1 million in the first nine months of 2002 primarily due to increases in leasing activity and geophysical expenses associated with the Company's planned future drilling activity, a $1.8 million increase in dry hole expense and $413,000 associated with the expiration of a farm-in agreement in the third quarter of 2002.

         General and administrative expense increased $180,000 (6%) from $3.3 million in the first nine months of 2001 to $3.4 million in the first nine months of 2002 primarily due to increases in compensation related expenses.

         Depreciation, depletion and amortization decreased by $325,000 (2%) from $18.7 million in the first nine months of 2001 to $18.3 million in the first nine months of 2002. This decrease was primarily due to a $579,000 reduction in amortization of loan costs from the extension of the Revolver's final maturity date, a $424,000 reduction in the amortization of nonconventional fuel source tax credits in 2002 and a $173,000 reduction in amortization of non-compete covenants due to expiration of the covenants in 2001 partially offset by an increase in depletion expense. Depletion expense increased $728,000 (6%) from $13.2 million in the first nine months of 2001 to $13.9 million in the first nine months of 2002. Depletion per Mcfe increased from $0.79 per Mcfe in the first nine months of 2001 to $0.88 per Mcfe in the first nine months of 2002. These increases were primarily the result of a higher depletion rate per Mcfe due to lower reserves resulting from lower oil and gas prices at year-end 2001, excluding the effect of hedging.

         Severance and other nonrecurring expense decreased by $1.5 million from $1.8 million in the first nine months of 2001 to $292,000 in the first nine months of 2002 primarily due to costs associated with the early retirement of certain senior management members of the Company and other severance charges incurred in the first nine months of 2001.

         Interest expense decreased $2.2 million (10%) from $20.9 million in the first nine months of 2001 to $18.7 million in the first nine months of 2002 due to a decrease in average outstanding borrowings and lower blended interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at September 30, 2002 was .59 to 1. During the first nine months of 2002, working capital decreased $26.7 million from $13.5 million at December 31, 2001 to a deficit of $13.2 million at September 30, 2002. The decrease was primarily due to a $21.2 million decrease in the fair value of derivatives in the first nine months of 2002, primarily as a result of the Company's monetization of derivatives in January 2002 and a $10.1 million increase in accrued expenses partially offset by a $5.4 million decrease in the current deferred tax liability. The Company's operating activities provided cash flows of $55.5 million during the first nine months of 2002.

         On July 25, 2002, the Company amended its $100 million Revolver. The amendment extended the Revolver's final maturity date to April 22, 2005, from April 22, 2004 and permitted the Company to enter into the transaction to sell, transfer and assign oil and gas properties consisting of 1,138 wells in Ohio.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2002, the interest rate was 6.75%. Up to $30 million in letters of credit may be issued pursuant to the Revolver. At September 30, 2002, the Company had $10.8 million of outstanding letters of credit. At September 30, 2002, the outstanding balance under the credit agreement was $33.1 million with $56.1 million of borrowing capacity available for general corporate purposes.

         The Revolver, as amended, has an early termination fee equal to .125% of the facility if termination is on or before November 30, 2003. There is no termination fee after November 30, 2003. The Company is required to hedge at least 20% but not more than 80% of its estimated hydrocarbon production, on an Mcfe basis, for the succeeding 12 months on a rolling 12 month basis. Based on the Company's hedges in place at September 30, 2002, and its expected production levels, the Company is in compliance with this hedging requirement through March 2005.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The present value (using a 10% discount rate) of the Company's future net income at September 30, 2002, under the borrowing base formula above was approximately $233.4 million for all proved reserves of the Company and $163.2 million for properties secured by a mortgage.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 through March 31, 2005; and a senior debt leverage ratio of 2.7 to 1 through March 31, 2005. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of September 30, 2002, the Company's current ratio including the above adjustments was 3.24 to 1. The Company had satisfied all financial covenants as of September 30, 2002.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first nine months of 2002 or 2001.

         During the first nine months of 2002, the Company invested $19.7 million, including $2.4 million of exploratory dry hole expense, to drill 81 development wells and 13 exploratory wells, five of which tested the Trenton Black River ("TBR") formation. Of these wells, 78 development wells and three exploratory wells were completed as producing wells. The status of three other exploratory TBR wells has not yet been determined. Two of these exploratory TBR wells were completed in the target formation and are currently being evaluated. The other exploratory TBR well, which was dry in the target formation, was completed in an uphole formation and is currently being evaluated. The total cost of these three wells through September 30, 2002 was approximately $2.2 million.

         Through September 30, 2002, drilling and other capital expenditures, including exploratory dry hole expense, totaled approximately $29.3 million, excluding acquisitions. The Company currently expects to spend approximately $37 million during 2002 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line, the sale of participating interests in its exploratory Trenton Black River prospect areas and the sale of non-strategic assets. At September 30, 2002, the Company had approximately $56.1 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax gain on its hedging activities of $17.2 million in the first nine months of 2002 and a net pretax loss of $1.0 million in the first nine months of 2001.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at September 30, 2002:

                                      NATURAL GAS COLLARS                                    FIXED PRICE CONTRACTS
                        ---------------------------------------------------------------     ----------------------
                                  MONTHLY NYMEX SETTLE OF $1.75    MONTHLY NYMEX SETTLE
                                             OR HIGHER                LOWER THAN $1.75
                                  -----------------------------    --------------------
                                                                               ESTIMATED                  ESTIMATED
                                     NYMEX PRICE      ESTIMATED    NYMEX       WELLHEAD                   WELLHEAD
                                      PER MMBTU    WELLHEAD PRICE  PRICE PER   PRICE PER     ESTIMATED    PRICE PER
QUARTER ENDING           BBTU         FLOOR/CAP       PER MCF      MMBTU       MCF           MMCF            MCF
--------------           ----        -----------   --------------  ----------  ---------     ----------   ---------
December 31, 2002        2,130    $   2.25 - 4.00  $  2.47 - 4.22  Monthly     Monthly         830          $  4.12
                        ------    ---------------  --------------  NYMEX       NYMEX         -----         --------
                         2,130    $   2.25 - 4.00  $  2.47 - 4.22  settle plus settle plus     830          $  4.12
                        ======    ===============  ==============  $0.50       $0.65 to      =====         ========
                                                                               $0.75
March 31, 2003           1,650    $   3.40 - 5.23  $  3.65 - 5.48                              180          $  3.48
June 30, 2003            1,650        3.40 - 5.23     3.55 - 5.38                              110             3.12
September 30, 2003       1,650        3.40 - 5.23     3.55 - 5.38                               75             2.68
December 31, 2003        1,650        3.40 - 5.23     3.62 - 5.45                               70             2.59
                        ------    ---------------  --------------                            -----         --------
                         6,600    $   3.40 - 5.23  $  3.59 - 5.42                              435          $  3.11
                        ======    ===============  ==============                            =====         ========

                                   NATURAL GAS SWAPS
                        --------------------------------------------
                                                      ESTIMATED
                                     NYMEX PRICE      WELLHEAD PRICE
QUARTER ENDING           BBTU         PER MMBTU       PER MCF
--------------           ----         ---------       -------
December 31, 2002        800      $   3.82         $  4.00
                         -----    --------         -------
                         800      $   3.82         $  4.00
                         =====    ========         =======
March 31, 2003           1,800    $   3.92         $  4.17
June 30, 2003            1,800        3.92            4.07
September 30, 2003       1,800        3.92            4.07
December 31, 2003        1,800        3.92            4.14
                         -----    --------         -------
                         7,200    $   3.92         $  4.12
                         =====    ========         =======

March 31, 2004           2,040    $   3.84         $  4.09
June 30, 2004            2,040        3.84            3.99
September 30, 2004       2,040        3.84            3.99
December 31, 2004        2,040        3.84            4.06
                         -----    --------         -------
                         8,160    $   3.84         $  4.03
                         =====    ========         =======

March 31, 2005           1,050    $   3.87         $  4.12
                         -----    --------         -------
                         1,050    $   3.87         $  4.12
                         =====    ========         =======

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         The Company, under the supervision of the principal executive and financial officers, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report. Based on the Company's evaluation, the disclosure controls and procedures in place are effective in ensuring that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
--------------------------------------------------------------------------------

PART II                               OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  On August 20, 2002, the Company filed a Current Report on Form 8-K dated August 15, 2002, reporting under Item 9 the Company's operational outlook for 2002.

                  On September 13, 2002, the Company filed a Current Report on Form 8-K dated August 30, 2002, reporting under Item 9 the Company's natural gas hedging position.

                  On September 24, 2002, the Company filed a Current Report on Form 8-K dated September 18, 2002, reporting under Item 9 the Company's natural gas hedging position.

SIGNATURES
--------------------------------------------------------------------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BELDEN & BLAKE CORPORATION



Date:    November 12, 2002                 By: /s/ John L. Schwager
     ----------------------                    ------------------------------
                                               John L. Schwager, Director,
                                               President and Chief
                                               Executive Officer

Date:    November 12, 2002                 By: /s/ Robert W. Peshek
     ----------------------                    ------------------------------
                                               Robert W. Peshek, Vice President
                                               and Chief Financial Officer

CERTIFICATIONS
--------------------------------------------------------------------------------

I, John L. Schwager, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Belden & Blake Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002                 /s/ John L. Schwager
     ----------------------                -----------------------------------
                                           John L. Schwager, Director, President
                                           and Chief Executive Officer

CERTIFICATIONS
--------------------------------------------------------------------------------

I, Robert W. Peshek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Belden & Blake Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002                /s/ Robert W. Peshek
     ----------------------               ------------------------------------
                                          Robert W. Peshek, Vice President
                                          and Chief Financial Officer