Form 10-K
period 2002-12-31
BELDEN & BLAKE CORP /OH/
filed 2003-03-27
CIK 880114

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                  DECEMBER 31, 2002
                                                      OR
           [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

           Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes    No  X
                                          ---    ---
           As of February 28, 2003, Belden & Blake Corporation had outstanding 10,304,251 shares of common stock, without par value, which is its only class of stock. The common stock of Belden & Blake Corporation is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined as of the last business day of the registrant's most recently completed second fiscal quarter.

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

PART I

Item 1.  BUSINESS

GENERAL

         Belden & Blake Corporation is a privately held company owned by TPG Partners II L.P. ("TPG") and certain other investors. The Company is an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties; and marketing and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company provides oilfield services to itself and third-party customers through its Arrow Oilfield Service Company ("Arrow"). Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is currently among the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, acreage held and wells operated. In 1995, the Company commenced production and drilling operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc. ("Ward Lake"), an independent energy company, which owns and operates oil and gas properties in Michigan's lower peninsula. On March 17, 2000, the Company sold Peake Energy, Inc. ("Peake"), a wholly owned subsidiary, which owned oil and gas properties in West Virginia and Kentucky. At December 31, 2002, the Company operated in Ohio, Pennsylvania, New York, Michigan, Indiana and West Virginia.

         In the fourth quarter of 2002, the Company's net production, excluding wells sold in 2002, was approximately 45 Mmcfe (million cubic feet of natural gas equivalent) per day consisting of 39 Mmcf (million cubic feet) of natural gas and 1,000 Bbls (barrels) of oil per day. At December 31, 2002, the Company owned interests in 4,030 gross (3,056 net) productive oil and gas wells in Ohio, Pennsylvania, New York and Michigan with proved reserves totaling 375 Bcfe (billion cubic feet of natural gas equivalent) consisting of 336 Bcf (billion cubic feet) of natural gas and 6.6 Mmbbl (million barrels) of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $480 million at December 31, 2002. The weighted average prices related to proved reserves at December 31, 2002 were $4.99 per Mcf (thousand cubic feet) for natural gas and $27.81 per Bbl for oil. At December 31, 2002, the Company operated approximately 3,330 wells (83% of the Company's gross wells), including wells operated for third parties. At that date, the Company held leases on 1,377,930 gross (1,187,875 net) acres, including 919,024 gross (772,164 net) undeveloped acres. The Company owned and operated 1,217 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 2002.

         The Company has a track record of reserve replacement through both drilling and acquisitions. Since its formation in 1992 through December 31, 2002, the Company has added approximately 459 Bcfe of proved developed reserves through drilling and acquisitions at an average cost of $0.82 per Mcfe (thousand cubic feet of natural gas equivalent). This represented approximately 189% of the oil and gas produced by the Company during that period.

         During 2002, the Company drilled 112 gross (79.2 net) wells at a direct cost, including exploratory dry hole expense, of approximately $20.8 million for the net wells. The 2002 drilling activity added 16.8 Bcfe of proved developed reserves at an average cost of $1.23 per Mcfe. The cost was impacted by exploratory dry hole costs from wells drilled in the Trenton Black River ("TBR") formations. Excluding the costs of 5 exploratory dry holes drilled in the TBR during 2002, the average cost of developing proved reserves was $1.03 per Mcfe. The Company also made production enhancements to existing wells during the year which increased proved developed reserves by 0.9 Bcfe at an average cost of $0.85 per Mcfe. Acquisitions of properties in 2002 added 4.2 Bcfe of proved developed reserves at an average cost of $0.28 per Mcfe. Proved developed reserves added through drilling, enhancements and acquisitions in 2002 represented approximately 109% of production.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720. Its telephone number at that location is (330) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         During 2001, the Company locked-in natural gas prices on over 13.3 Bcf of its natural gas production in 2002 and 10.7 Bcf of its production in 2003 by entering into fixed price gas contracts and through financial gas hedging instruments. In January 2002, the Company monetized $22.7 million of these positions and entered into additional gas hedging instruments for 2002. At December 31, 2002, the Company had locked-in natural gas prices on 12.9 Tbtu (trillion British Thermal Units) of its 2003 production, 8.4 Tbtu of its 2004 production and 6.2 Tbtu of its 2005 production.

         During 2002, amendments to the Company's $100 million revolving credit facility ("the Revolver") extended the Revolver's final maturity date to December 31, 2005, from April 22, 2004, increased the letter of credit sub-limit from $30 million to $40 million and permitted the Company to enter into the transactions to sell oil and gas properties consisting of 1,138 wells in Ohio and 962 wells in New York and Pennsylvania.

         On August 1, 2002, the Company sold oil and gas properties consisting of 1,138 wells in Ohio that had approximately 10 Bcfe of reserves. At the time of the sale, the Company's net production from these wells was approximately 3.1 Mmcfe per day (3 Mcfe per day per well). The Company disposed of these properties due to the low production volume per well and high per unit operating costs. The proceeds of approximately $8.0 million were used to pay down the Company's revolving credit facility.

         On October 10, 2002, the Company combined its Pennsylvania/New York District with its Ohio District to form a new "Appalachian District". A total of 28 positions were eliminated in the Ohio and Pennsylvania/New York Districts and in the corporate office. These actions were necessary to capitalize on operational and administrative efficiencies and bring the Company's employment level in line with current and anticipated future staffing. The Company recorded a nonrecurring charge of approximately $700,000 in the fourth quarter of 2002 related to severance and other costs associated with these actions. The Company expects to reduce its future expenses by approximately $1.7 million annually beginning in the fourth quarter of 2002 as a result of combining the two districts and staff reductions.

         On December 10, 2002, the Company sold 962 oil and natural gas wells in New York and Pennsylvania. The sale included substantially all of the Company's Medina formation wells in New York and a smaller number of Pennsylvania Medina wells. The properties had approximately 23 Bcfe of reserves. At the time of the sale, the Company's net production from these wells was approximately 3.9 Mmcfe per day (4 Mcfe per day per well). The Company disposed of these properties due to the low production volume per well and high cost characteristics.

         The sale resulted in proceeds of approximately $16.2 million. On December 10, 2002, the Company received $15.5 million in cash with the remaining amount of approximately $700,000 received in February 2003. The proceeds were used to pay down the Company's revolving credit facility. As a result of the sale, the Company disposed of all of its properties producing from the New York Medina formation. As a result of the disposition of its entire New York Medina geographical/geological pool, the Company recorded a loss on the sale of $3.2 million ($1.8 million net of tax). According to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposition of this group of wells is classified as discontinued operations. The loss on the sale of the New York Medina wells and the related results of these properties have been reclassified as discontinued operations for all periods presented.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company conducts operations in the United States in one reportable segment which is oil and gas exploration and production. The Company is actively engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties; and marketing and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company operates primarily in the Appalachian and Michigan Basins (a region which includes Ohio, Pennsylvania, New York, West Virginia and Michigan) where it is one of the largest oil and gas companies in terms of reserves, acreage held and wells operated.

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

         During 2002, the Company acquired approximately 56,000 gross (43,000 net) leasehold acres with potential in the deeper, less developed TBR formations. The Company acquired seismic data on multiple TBR locations and drilled 8 gross (3.6 net) wells to this horizon, at a cost of $5.7 million. Five of these wells (2.3 net wells) were dry holes and three (1.3 net) wells are still being evaluated. If these three wells are determined to be dry holes, their cost ($2.3 million) will be charged to exploratory dry hole expense in 2003. Hydrocarbons were encountered in all wells but economic production has not been established.

         The Company currently holds approximately 342,000 gross (241,000 net) leasehold acres and approximately 500 miles of seismic in prospective TBR areas in the Appalachian Basin and intends to continue to lease additional acreage and acquire additional seismic data. The Company plans to drill 14 gross (8.5 net) wells in these TBR areas in 2003.

         The Company operates 132 producing coalbed methane ("CBM") wells in Pennsylvania and holds leases on approximately 101,000 acres of prospective CBM properties. Current gross production from these wells is 2.8 Mmcf (2.4 Mmcf net) per day. The Company drilled 33 CBM wells in 2002 and plans to drill an additional 25 CBM wells in 2003.

         The Company, through its subsidiary, Ward Lake, currently operates 813 wells in the Michigan Basin producing approximately 35.4 Mmcf (17.9 Mmcf net) of natural gas per day in Michigan.

         The Michigan Basin has geologic and operational similarities to the Appalachian Basin, geographic proximity to the Company's operations in the Appalachian Basin and proximity to premium gas markets. Geologically, the Michigan Basin resembles the Appalachian Basin with shallow blanket formations and deeper formations with greater reserve potential. Operationally, economies of scale and cost containment are essential to operating profitability. The operating environment in the Michigan Basin is also highly fragmented with substantial acquisition opportunities.

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

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices compared with the New York Mercantile Exchange's ("NYMEX") price for gas delivered at the Henry Hub in Louisiana. Monthly spot natural gas prices in the Company's market areas are typically ten to sixty cents per Mcf higher than comparable NYMEX prices.

BUSINESS STRATEGY

         The Company seeks to increase shareholder value by increasing reserves, production and cash flow through the exploration and development of the Company's extensive acreage base; further improvement in profit margins through operational efficiencies; and utilization of the Company's advanced technology to enhance production and reserves discovered. The key elements of the Company's strategy are as follows:

- MAINTAIN A BALANCED DRILLING PROGRAM. The Company's exploration and development activities focus on a well-balanced portfolio of development and exploratory drilling in both the highly developed or blanket formations and the deeper, less developed and potentially more prolific formations. The Company primarily targets natural gas production in its drilling activities. The Company believes this portfolio approach, coupled with its extensive knowledge of its operating areas, allows the Company to optimize economic returns and minimize much of the geological risk associated with oil and gas exploration and development. The Company believes that there are significant exploration and development opportunities in the less developed or deeper formations in the Appalachian and Michigan Basins and in the shallow coalbed methane formations in western Pennsylvania. The Company has identified numerous development and exploratory drilling locations in the deeper formations of these Basins, such as the Trenton Black River, and has established a substantial leasehold position overlying potentially productive coalbed methane formations in western Pennsylvania. During 2002, the Company spent a higher percentage of its drilling capital on higher risk exploration projects than it had in the past. In 2003, the Company plans to spend approximately 63% of its drilling capital expenditures on highly developed or blanket formations and approximately 37% of its drilling capital expenditures on deeper, or less developed, potentially more prolific prospects. The deeper wells drilled by the Company in 2002 and planned for 2003 are higher cost, higher risk with potential for higher reserves than the deep wells drilled by the Company in prior years. Funds previously targeted for other deeper formations have been redeployed to the TBR to take advantage of the significant upside potential of this play.

- IMPROVE THE COMPANY'S FINANCIAL POSITION. At December 31, 2002, the Company had a deficit in shareholders' equity of $44.6 million. The Company may sell non-strategic assets and use the proceeds, along with a portion of its available cash flow, to reduce its debt burden and enhance liquidity. The Company may also attempt to restructure portions of its existing debt to further reduce the amount of debt outstanding.

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

OIL AND GAS OPERATIONS AND PRODUCTION

         Operations. The Company operates 83% of the wells in which it holds working interests. It seeks to maximize the value of its properties through operating efficiencies associated with economies of scale and through operating cost reductions, advanced production technology, mechanical improvements and/or the use of deliverability enhancement techniques.

         The Company currently maintains production field offices in Ohio, Pennsylvania and Michigan. Through these offices, the Company reviews its properties to determine what action can be taken to reduce operating costs and/or improve production.

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

         The Company currently operates approximately 1,217 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford the Company potential marketing access to numerous gas markets.

         Production, Sales Prices and Costs. The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the years indicated. This table includes continuing and discontinued operations.

                                                          YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                     1998          1999            2000            2001           2002
                                  -----------   ------------    -----------     -----------    -----------
PRODUCTION
  Gas (Mmcf)                          30,140         26,988         20,037          18,541         17,106
  Oil (Mbbl)                             768            713            592             646            523
  Total production (Mmcfe)            34,750         31,267         23,591          22,415         20,244
AVERAGE PRICE
  Gas (per Mcf)                       $ 2.57         $ 2.50         $ 3.17          $ 4.34         $ 4.84
  Oil (per Bbl)                        12.61          16.57          27.29           23.04          22.72
  Mcfe                                  2.51           2.54           3.38            4.26           4.67
AVERAGE COSTS (PER MCFE)
  Production expense                    0.68           0.70           0.89            1.01           1.04
  Production taxes                      0.09           0.10           0.10            0.11           0.09
  Depletion                             1.66           0.92           0.77            0.91           0.88
OPERATING MARGIN (PER MCFE)             1.74           1.74           2.39            3.14           3.54

  Mmcf - Million cubic feet         Mmcfe - Million cubic feet equivalent              Bbl - barrel
  Mbbl - Thousand barrels           Mcf - Thousand cubic feet
  Operating margin (per Mcfe) - average price less production expense and production taxes



         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the years indicated excluding Peake and discontinued operations. However, it does not exclude all properties sold. See Note 4 to the Consolidated Financial
Statements:

                                                          YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                     1998          1999            2000            2001           2002
                                  -----------   ------------    -----------     -----------    -----------
PRODUCTION
  Gas (Mmcf)                          22,667         19,812         17,371          17,164         15,882
  Oil (Mbbl)                             682            639            573             644            522
  Total production (Mmcfe)            26,760         23,647         20,811          21,030         19,012
AVERAGE PRICE
  Gas (per Mcf)                       $ 2.48         $ 2.50         $ 3.14          $ 4.35         $ 4.95
  Oil (per Bbl)                        12.57          16.51          27.35           23.04          22.72
  Mcfe                                  2.42           2.54           3.38            4.26           4.76
AVERAGE COSTS (PER MCFE)
  Production expense                    0.68           0.73           0.89            1.00           1.05
  Production taxes                      0.05           0.08           0.10            0.11           0.09
  Depletion                             1.75           0.99           0.78            0.91           0.88
OPERATING MARGIN (PER MCFE)             1.69           1.73           2.39            3.15           3.62

  Mmcf - Million cubic feet         Mmcfe - Million cubic feet equivalent         Bbl - barrel
  Mbbl - Thousand barrels           Mcf - Thousand cubic feet
  Operating margin (per Mcfe) - average price less production expense and production taxes


EXPLORATION AND DEVELOPMENT

         The Company's activities include development and exploratory drilling in both the highly developed or blanket formations and the deeper or less developed formations of the Appalachian and Michigan Basins. The Company's strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company has an extensive inventory of acreage on which to conduct its exploration and development activities.

         In 2002, the Company drilled 84 gross (64.6 net) wells to highly developed or shallow blanket formations in its operating area at a direct cost of approximately $13.3 million, including exploratory dry hole expense, for the net wells. The Company also drilled 28 gross (14.6 net) wells to less developed and deeper formations in 2002 at a direct cost of approximately $7.5 million, including exploratory dry hole expense, for the net wells. This cost excludes approximately $2.4 million related to 4 gross (2.0 net) wells in progress as of December 31, 2002, which are still being evaluated. If these wells are determined to be dry holes, their cost will be charged to exploratory dry hole expense in 2003. The result of this drilling activity is shown in the table on page 11.

         In 2003, the Company expects to spend approximately $21.5 million, including exploratory dry hole expense, on development and exploratory drilling of approximately 107 gross (94.2 net) wells. In 2003, the Company plans to spend approximately 63% of its drilling capital expenditures on highly developed or blanket formations and approximately 37% of its drilling capital expenditures on deeper, or less developed, potentially more prolific prospects.

         The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling program profile.

         Highly Developed or Blanket Formations. In general, the highly developed or blanket formations found in the Appalachian and Michigan Basins are widespread in extent and hydrocarbon accumulations. Drilling completion rates of the Company and others drilling these formations historically have exceeded 90%. The principal risk of such wells is uneconomic recoverable reserves.

         The Company is a pioneer in coalbed methane development and production in Pennsylvania, presently operating 132 coalbed methane gas wells in Indiana, Westmoreland and Fayette counties. CBM wells in this area range in depth from 1,200 to 1,500 feet and typically encounter three to six unmined coal seams.

         In September 2001, the Company acquired its partner's 40% working interest in the Blacklick CBM field giving the Company 100% ownership of this CBM project. With approximately 101,000 CBM acres currently under lease in Pennsylvania, the Company believes the CBM will contribute significantly to its drilling portfolio. The Company plans to drill 25 gross (25 net) CBM wells in 2003.

         The Antrim Shale formation, the principal shallow blanket formation in the Michigan Basin, is characterized by high formation water production in the early years of a well's productive life with water production decreasing over time. Antrim Shale wells typically produce natural gas at rates of 75 Mcf to 125 Mcf per day for several years, with modest declines thereafter. Gas production often increases in the early years, as the producing formation becomes less water saturated. Average well lives are 20 years or more. The Company plans to drill 34 gross (31.9 net) wells to the Antrim Shale formation in 2003.

         In addition to its CBM and Antrim drilling, the Company also plans to drill 10 gross (10 net) wells to the Medina formation and 15 gross (15 net) wells to the Clarendon formation in Pennsylvania during 2003.

         Certain typical characteristics of the highly developed or blanket formations targeted by the Company are described below:


                                                        RANGE OF AVERAGE DRILLING   RANGE OF AVERAGE GROSS
                                                        AND COMPLETION COSTS PER    RESERVES PER COMPLETED
                              RANGE OF WELL DEPTHS                WELL                     WELL
                              ----------------------   --------------------------  ----------------------
                                   (IN FEET)                (IN THOUSANDS)              (IN MMCFE)

Ohio:
  Clinton                          3,000 -  5,500         $     135 - 190                80 -  150
Pennsylvania:
  Coalbed Methane                  1,200 -  1,500               125 - 150               150 -  250
  Clarendon                        1,100 -  2,000                50  - 65                30 -   50
  Medina                           5,000 -  6,200               170 - 210               150 -  300
Michigan:
  Antrim                             700 -  2,000               170 - 230               350 -  550



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

         The Trenton Black River formations continue to receive significant attention in the Appalachian Basin. Based on historical information available in public records, wells completed in the TBR possess significant productive potential with wells having produced from 0.1 Bcf to 1.0 Bcf of natural gas during the first 12 months of production. Based on this and other data, the Company estimates that ultimate reserves could range from 0.5 Bcf to in excess of 5 Bcf of natural gas per well. With significant discoveries by other operators in south-central New York and in central West Virginia, the Company believes the potential exists for numerous opportunities in the Company's existing areas of operations. While expected geologic conditions and gas shows were encountered in all tests which the Company has undertaken in the TBR since 1998, economic production has not been established to date.

         In 2001, the Company implemented a major leasing and geophysical program in the TBR that resulted in acquiring over 100,000 acres and more than 100 miles of seismic data.

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

         The Company has also entered into several exploration agreements with other industry participants to jointly explore and develop the TBR in areas of New York and Ohio. The Company holds additional TBR acreage in which it owns a 100% working interest.

         During 2002, the Company acquired approximately 56,000 gross (43,000 net) leasehold acres with potential in the TBR formations. The Company subsequently acquired seismic data on multiple TBR locations and drilled 8 gross (3.6 net) wells to this horizon, at a cost of $5.7 million. Five of these wells (2.3 net wells) were dry holes and three (1.3 net) wells are still being evaluated. If these three wells are determined to be dry holes, their cost ($2.3 million) will be charged to exploratory dry hole expense in 2003. Hydrocarbons were encountered in all wells but economic production has not been established.

         The Company currently holds approximately 342,000 gross (241,000 net) leasehold acres and approximately 500 miles of seismic data in prospective TBR areas in the Appalachian Basin and intends to continue to lease additional acreage and acquire additional seismic data.

         Exploration and drilling activities in the TBR formations, found at depths ranging from 5,000 to 12,000 feet, are focused on testing many of the currently identified prospects and confirming potential future drill sites. In 2003, the Company anticipates spending approximately $6.7 million to drill 14 gross (8.5 net) wells on TBR acreage. In addition, the Company plans to spend $1.4 million to acquire additional acreage and seismic data in the TBR.

         The Company has also tested the Niagaran Carbonate, Onondaga Limestone, Oriskany Sandstone and Knox formations. In addition to its planned TBR drilling, the Company plans to drill approximately 9 gross (3.8 net) wells to other deep formations in 2003.

         Certain typical characteristics of the less developed or deeper formations targeted by the Company are described below:


                                                                     AVERAGE DRILLING COSTS
                                                                     ------------------------         AVERAGE GROSS
                                                   RANGE OF WELL                     COMPLETED        RESERVES PER
FORMATION                      LOCATION                DEPTHS          DRY HOLE        WELL          COMPLETED WELL
------------------------  --------------------  -------------------  ----------    --------------   -----------------
                                                     (IN FEET)              (IN THOUSANDS)             (IN MMCFE)
Trenton Black River
  Carbonates (1)          PA, NY, WV, OH          5,000  -  12,000      $ 625          $ 950          1,000  -  2,500
Knox formations           OH, NY                  2,500  -   8,000        150            300            300  -    600
Niagaran Carbonate        MI                      4,500  -   5,500        300            600            900  -  1,500
Onondaga Limestone        PA, NY                  4,000  -   5,500        150            250            200  -  1,500
Oriskany Sandstone        PA, NY                  4,500  -   7,000        200            350            300  -  1,000

(1) The average costs for the Trenton Black River drilling are estimated based on the Company's 2003 planned drilling. These costs vary significantly based on the depths drilled. The average dry hole cost ranges from approximately $140,000 for a 5,000 foot well to over $1 million for wells drilled to 12,000 feet. The average completed well cost ranges from approximately $250,000 for a 5,000 foot well to over $1.5 million for wells drilled to 12,000 feet.

         Drilling Results. The following table sets forth drilling results with respect to wells drilled by the Company during the past five years:


                              HIGHLY DEVELOPED OR BLANKET FORMATIONS (1)     DEEPER OR LESS DEVELOPED FORMATIONS (2)
                              -------------------------------------------   ------------------------------------------
                               1998    1999     2000     2001     2002       1998     1999    2000     2001    2002
                              -------- ------  -------- -------- --------   -------  ------- -------  ------- --------
Productive:
   Gross                          189     --       108      142       83      29(3)     9(4)   17(5)    14(6)      12
   Net                          167.0     --      83.6    130.6     63.7      14.2      2.1     7.2      7.4      6.2
Dry:
   Gross                            3     --         3        3        1        28        9      21       16       16
   Net                            2.5     --       2.6      3.0      0.9      15.5      2.7    10.7      8.0      8.4
Reserves developed-net
(Bcfe)                           32.3     --      15.4     20.6     15.2       3.0      0.5     2.5      2.3      1.6
Approximate cost (in
millions)                      $ 28.4   $ --    $ 11.5   $ 21.1   $ 13.3      $7.6     $0.8    $5.5     $3.5     $7.5
Wells in progress:
   Gross                           --     --        --       --       --        --       --      --       --        4
   Net                             --     --        --       --       --        --       --      --       --      2.0
   Cost (in millions)            $ --   $ --      $ --     $ --     $ --      $ --     $ --    $ --     $ --     $2.4


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

(2) Consists of wells drilled to the Trenton Black River Carbonates and Knox formations in Ohio, the Niagaran and Dundee Carbonates in Michigan, the Trenton Black River Carbonates, Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania, and the Oriskany Sandstone, Onondaga Limestone, Trenton Black River Carbonates and Knox formations in New York.

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

         In 2002, the Company completed one acquisition transaction adding 4.2 Bcfe of proved developed reserves for a purchase price allocated to proved developed reserves of approximately $1.2 million. The Company previously held a production payment on these properties through December 31, 2002.

         In February 2003, the Company purchased reserves in certain wells the Company operates in Michigan for $3.75 million in cash. These properties were subject to a prior monetization transaction of the Section 29 tax credits which the Company entered into in 1996. The Company had the option to purchase these properties beginning in 2003. The Company previously held a production payment on these properties including a 75% reversionary interest in certain future production. The Company purchased those reserve volumes beyond its currently held production payment along with the 25% reversionary interest not owned. The estimated volumes acquired were 4.4 Bcf of proved developed producing gas reserves. For the remainder of 2003, the Company intends to focus on its drilling operations, and to a lesser extent, on the acquisition of producing properties.

DISPOSITION OF ASSETS

         On December 10, 2002, the Company sold 962 oil and natural gas wells in New York and Pennsylvania. The sale included substantially all of the Company's Medina formation wells in New York and a smaller number of Pennsylvania Medina wells. The properties had approximately 23 Bcfe of total proved reserves. At the time of the sale, the Company's net production from these wells was approximately 3.9 Mmcfe per day (4 Mcfe per day per well). The Company disposed of these properties due to the low production volume per well and high cost characteristics. The wells sold had proved developed reserves using SEC pricing parameters of approximately 19.4 Bcfe and proved undeveloped reserves of approximately 3.6 Bcfe.

         The sale resulted in proceeds of approximately $16.2 million. On December 10, 2002, the Company received $15.5 million in cash with the remaining amount of approximately $700,000 received in February 2003. The proceeds were used to pay down the Company's revolving credit facility. As a result of the sale, the Company disposed of all of its properties producing from the New York Medina formation. As a result of the disposition of the entire New York Medina geographical/geological pool, the Company recorded a loss on the sale of $3.2 million ($1.8 million net of tax). According to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposition of this group of wells is classified as discontinued operations. The loss on the sale of the New York Medina wells and the related results of these properties have been reclassified as discontinued operations for all periods presented.

         During 2002, the Company completed the sale of six natural gas compressors in Michigan to a compression services company. The proceeds of approximately $2.0 million were used to pay down the Company's revolving credit facility. The Company also entered into an agreement to leaseback the compressors from the compression services company, which will provide full compression services including maintenance and repair on these and other compressors. Certain compressors will also be relocated to maximize compression efficiency. A gain on the sale of $168,000 was deferred and will be amortized as rental expense over the life of the lease.

         On August 1, 2002, the Company sold oil and gas properties consisting of 1,138 wells in Ohio that had approximately 10 Bcfe of reserves. At the time of the sale, the Company's net production from these wells was approximately 3.1 Mmcfe per day (3 Mcfe per day per well). The Company disposed of these properties due to the low production volume per well and high operating costs per well. The proceeds of approximately $8.0 million were used to pay down the Company's revolving credit facility.

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

EMPLOYEES

         As of February 28, 2003, the Company had 301 full-time employees, including 142 oil and gas exploration and production employees, 135 oilfield service employees and 24 general and administrative employees. The Company's management and technical staff in the categories above included 11 petroleum engineers, two geologists and two geophysicists.

COMPETITION AND CUSTOMERS

         The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and undeveloped acreage and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to end-users.

         The competitors of the Company in oil and gas exploration, development and production include major integrated oil and gas companies as well as numerous independent oil and gas companies, individual proprietors, natural gas pipeline companies and their affiliates. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable prospects or producing properties and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit. The ability of the Company to add to its reserves in the future will depend on the availability of capital, the ability to exploit its current developed and undeveloped lease holdings and the ability to select and acquire suitable producing properties and prospects for future exploration and development.

         The only customer which accounted for 10% or more of the Company's consolidated revenues during each of the years ended December 31, 2002, 2001 and 2000 was FirstEnergy Corp., sales to which amounted to $12.9 million, $21.0 million and $21.6 million, respectively.

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

Item 2.  PROPERTIES

OIL AND GAS RESERVES

         The following table sets forth the Company's proved oil and gas reserves as of December 31, 2000, 2001 and 2002 determined in accordance with the rules and regulations of the SEC. These estimates of proved reserves have been reviewed by Wright & Company, Inc., independent petroleum engineers. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                         December 31,
                              -----------------------------------
                                2000         2001        2002
                              ----------   ---------   ----------
Estimated proved reserves
    Gas (Bcf)                     373.5       334.2        335.5
    Oil (Mbbl)                    8,653       5,587        6,574
    Bcfe                          425.4       367.7        375.0



         The lower reserves at December 31, 2001 were primarily due to the lower gas price at that date compared to the gas prices at December 31, 2000 and 2002. See Note 16 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves.

         The present value of the estimated future net cash flows before income taxes from the proved reserves of the Company as of December 31, 2002, determined in accordance with the rules and regulations of the SEC, was $480 million ($333 million after income taxes). Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated costs (including production taxes, ad valorem taxes, operating costs, development costs and additional capital investment). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 2002 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.

         The following table sets forth the weighted average prices, including fixed price contracts, for oil and gas utilized in determining the Company's proved reserves. The Company does not include its natural gas hedging financial instruments, consisting of natural gas swaps and collars, in the determination of its oil and gas reserves.


                                     December 31,
                      ----------------------------------------
                         2000          2001           2002
                      ------------  ------------   -----------
Gas (per Mcf)              $ 9.73        $ 2.92        $ 4.99
Oil (per barrel)            23.41         17.85         27.81


         At December 31, 2002, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. Consequently, these may not reflect the prices actually received or expected to be received for oil and natural gas due to seasonal price fluctuations and other varying market conditions. The prices shown above are weighted average prices for the total reserves.

         The Company also calculated an alternative reserve case utilizing an assumed NYMEX gas price of $4.00 per Mmbtu (million British thermal units) which equated to a weighted average gas price of $4.28 per Mcf, including adjustments for regional basis, Btu (British thermal unit) content and fixed price contracts. The weighted average oil price in the alternative case was $25.25 per Bbl. The alternative reserve case used all of the same assumptions as the proved reserve case at year-end, other than pricing. Total proved reserves calculated at the alternative prices were 371 Bcfe. Estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $378 million.

IMPAIRMENT OF OIL AND GAS PROPERTIES AND OTHER ASSETS

         As described in Note 1 to the Consolidated Financial Statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The decline in oil and natural gas prices from 1997 to 1998 was significant and negatively impacted the quantity and value of the Company's oil and gas reserves. Given the impairment indicator at December 31, 1998, the Company computed the expected future undiscounted cash flows, employing methods consistent with those utilized to determine the estimated future net cash flows from proved reserves discussed above. For those assets in which the sum of the expected future undiscounted cash flows was less than the carrying amount, an impairment loss was recognized for the difference between the fair value and the carrying amount of the asset, with fair value determined based on discounted cash flow analysis, sale of similar properties or recent offers for specific assets. As a result of this evaluation, the Company recorded total impairment charges of $160.7 million (pre-tax) in 1998, consisting of $148.0 million relating to producing properties and related assets, $5.8 million for unproved properties and $6.9 million relating to other long-lived assets. The magnitude of the impairment charge was impacted by the merger with TPG in 1997, in which the allocation of the purchase price at fair value resulted in a significant increase in the book value of the Company's assets. No impairment was recorded in 1999. Impairments of $477,000 and $1.4 million were recorded in 2000 and 2001, respectively. No impairment was recorded in 2002.

PRODUCING WELL DATA

         As of December 31, 2002, the Company owned interests in 4,030 gross (3,056 net) producing oil and gas wells and operated approximately 3,330 wells, including wells operated for third parties. By operating a high percentage of its properties, the Company is able to control expenses, capital allocation and the timing of development activities in the areas in which it operates. In the fourth quarter of 2002, the Company's net production, excluding wells sold in 2002, was approximately 45 Mmcfe per day consisting of 39 Mmcf of natural gas and 1,000 Bbls of oil per day.

         The following table summarizes by state the Company's productive wells at December 31, 2002:


                                              December 31, 2002
                      -----------------------------------------------------------------
                          Gas Wells              Oil Wells                Total
                      -------------------    -------------------    -------------------
State                  Gross       Net        Gross       Net        Gross       Net
------------------    --------   --------    --------   --------    --------   --------
Ohio                      953        770         884        811       1,837      1,581
Pennsylvania              563        433         522        521       1,085        954
New York                   19         11          --         --          19         11
Michigan                1,082        506           7          4       1,089        510
                      --------   --------    --------   --------    --------   --------
                        2,617      1,720       1,413      1,336       4,030      3,056
                      ========   ========    ========   ========    ========   ========

ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 2002:

                                                       December 31, 2002
                      -------------------------------------------------------------------------------------
                           Developed Acreage          Undeveloped Acreage            Total Acreage
                      -------------------------   -------------------------   -----------------------------
State                   Gross          Net          Gross          Net           Gross            Net
-------------------   -----------   -----------   -----------   -----------   -------------   -------------
Ohio                     312,993       282,059       325,344       274,083         638,337         556,142
Pennsylvania              51,970        43,696       293,624       263,627         345,594         307,323
New York                  72,300        69,612       158,662       116,124         230,962         185,736
Michigan                  21,643        20,344        67,279        56,551          88,922          76,895
Indiana                       --            --         8,559         8,506           8,559           8,506
West Virginia                 --            --        65,556        53,273          65,556          53,273
                        --------      --------      --------      --------      ----------       ---------
                         458,906       415,711       919,024       772,164       1,377,930       1,187,875
                        ========      ========      ========      ========      ==========       =========

Item 3.  LEGAL PROCEEDINGS

         In February 2000, four individuals filed a suit in Chautauqua County, New York on their own behalf and on the behalf of others similarly situated, seeking damages for the alleged difference between the amount of lease royalties actually paid and the amount of royalties that allegedly should have been paid. Other natural gas producers in New York were served with similar complaints. The Company believes the complaint is without merit and is defending the complaint vigorously. Although the outcome is still uncertain, the Company believes the action will not have a material adverse effect on its financial position, results of operations or cash flows. The Company no longer owns the wells that were subject to the suit.

         In April 2002, the Company was notified of a claim by an overriding royalty interest owner in Michigan alleging the underpayment of royalty resulting from disputes as to the interpretation of the terms of several farmout agreements. The Company believes there will be no material amount payable above and beyond the amount accrued as of December 31, 2002 and therefore, the result will have no material adverse effect on its financial position, results of operation or cash flows.

         The Company was audited by the state of West Virginia for the years 1996 through 1998. The state assessed taxes which the Company has contested and filed a petition for reassessment. In February 2003, the Company was notified by the State Tax Commissioner of West Virginia that the Company's petition for reassessment had been denied and taxes due, plus accrued interest, are now payable. The Company disagrees with the decision and will appeal. The Company believes there will be no material amount payable above and beyond the amount accrued as of December 31, 2002 and therefore, the result will have no material adverse effect on its financial position, results of operations or cash flows.

         The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company was subject to binding arbitration on an issue regarding the valuation of shares of common stock put back to the Company in 1999 pursuant to a former executive officer's employment agreement. In March 2003, the arbitrator ruled that the Company must repurchase 31,168 shares of common stock for approximately $337,000 plus interest from the date of the employment agreement. The Company will pay approximately $516,000 in 2003 based on the ruling. The Company has reported the stock purchase as treasury stock in 2002 and has also accrued the interest amount through December 31, 2002.

         Environmental costs, if any, are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed as incurred. Expenditures that extend the life of the related property or reduce or prevent future environmental contamination are capitalized. Liabilities related to environmental matters are only recorded when an environmental assessment and/or remediation obligation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable. At December 31, 2002, no significant environmental remediation obligation exists which is expected to have a material effect on the Company's financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Company's equity securities.

         The number of record holders of the Company's equity securities at February 28, 2003 was as follows:

                                                 Number of
Title of Class                                Record Holders
----------------------------------------    --------------------
Common Stock                                        14

DIVIDENDS

         No dividends have been paid on the Company's Common Stock.

Item 6.  SELECTED FINANCIAL DATA

         The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).


                                                            AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
(IN THOUSANDS)                                    1998           1999        2000(2)        2001        2002(1)
                                             --------------  ------------ ------------  ------------ ------------
CONTINUING OPERATIONS:
Revenues                                         $ 149,981     $ 130,628    $ 104,902     $ 118,883    $ 113,920
Depreciation, depletion
  and amortization                                  66,307        39,726       26,331        25,979       22,379
Impairment of oil and gas
  properties and other assets                      160,524            --          477         1,398           --
(Loss) income from continuing
  operations before extraordinary item            (130,164)      (17,922)       3,425         5,776        3,745
BALANCE SHEET DATA:
Working capital from continuing operations          (7,129)      (43,893)       2,715        12,727       (6,466)
Oil and gas properties and
  gathering systems, net                           300,392       267,986      212,714       223,180      220,397
Total assets                                       418,605       350,695      285,117       305,349      263,845
Long-term liabilities,
  less current portion                             354,382       303,731      286,858       284,745      251,959
Total shareholders' equity (deficit)               (33,014)      (51,590)     (48,313)      (27,279)     (44,645)

(1) See Note 4 to the Consolidated Financial Statements for information on discontinued operations.

(2) In March 2000, the Company sold Peake. See Note 4 to the Consolidated Financial Statements.


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

         The major difference between the successful efforts method of accounting and the full cost method is under the full cost method of accounting, such exploration costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the net income (loss) of future periods as a component of depletion expense. During 2002, 2001 and 2000, the Company recognized exploration expense of $16.3 million, $8.3 million and $8.5 million, respectively, under the successful efforts method.

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

         Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. Impairments recorded in 2001 and 2000 were $179,000 and $477,000, respectively, which reduced the book value of unproved oil and gas properties to their estimated fair value. No impairment was recorded in 2002.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In performing the review for long-lived asset recoverability during 2001, the Company recorded $1.2 million of impairments which reduced the book value of producing properties to their estimated fair value. Fair value was based on management's outlook of future oil and natural gas prices and estimated future cash flows to be generated by the assets, discounted at a market rate of interest. No impairment was recorded in 2002 or 2000.

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

            The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. To manage its exposure to natural gas or oil price volatility, the Company has entered into NYMEX based commodity derivative contracts, currently natural gas swaps and collars, and has designated the contracts for the special hedge accounting treatment permitted under SFAS 133. Application of hedge accounting resulted in a $19.5 million increase in the shareholders' deficit from December 31, 2001 to the 2002 year-end, with a $4.5 million accumulated comprehensive loss recorded at December 31, 2002. Had the Company not designated the derivative contracts as hedges, the change in fair value of the contracts would have been reflected directly in the statement of operations.

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

REVENUE RECOGNITION
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when the goods or services have been provided.

NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which was issued in June 2001 by the FASB, and discontinued amortization of goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that adoption of SFAS 142 did not have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses. The Company performed its required transitional impairment test upon adoption of SFAS 142. Due to the Company's fourth quarter disposition activity, the Company performed its annual impairment test as of December 31, 2002. However, the Company plans to perform its annual impairment test on a recurring basis as of October 1, starting in fiscal 2003.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This Statement will require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. Due to the significant number of producing oil and gas properties operated by the Company, and the number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, it has not yet been determined whether adoption of SFAS 143 will have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly changed the criteria that have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. (APB) 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. In applying the provisions of SFAS 144, the Company defined a "component of an entity" as a geographical/geological pool used for depletion purposes. As such, the disposition of all of the wells in the New York Medina formation was classified as a discontinued operation. Well dispositions in Ohio and Pennsylvania did not result in the liquidation of a pool, so the proceeds from the sale of those wells reduced oil and gas properties, with no gain or loss recognized. Results of operations relating to the Ohio and Pennsylvania wells prior to their disposition are included in continuing operations.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases". Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB 30 now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures for the year ended December 31, 2002, and the Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows in the future.

RESULTS OF OPERATIONS
         The following table sets forth financial data for the periods indicated. Dollars are stated in thousands and percentages are stated as a percentage of total revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                          2002                  2001                  2000
                                                    -------------------   -------------------   ------------------
REVENUES
   Oil and gas sales                                 $ 90,462    79.4%     $ 89,491    75.3%     $ 73,813    70.4%
   Gas gathering, marketing, and oilfield service      21,624    19.0        27,348    23.0        27,847    26.5
   Other                                                1,834     1.6         2,044     1.7         3,242     3.1
                                                    ------------------    ------------------    ------------------
                                                      113,920   100.0       118,883   100.0       104,902   100.0
EXPENSES
   Production expense                                  19,936    17.5        20,952    17.6        19,243    18.3
   Production taxes                                     1,789     1.6         2,298     1.9         2,341     2.2
   Gas gathering, marketing, and oilfield service      17,996    15.8        22,760    19.1        24,742    23.6
   Exploration expense                                 16,256    14.3         8,335     7.0         8,524     8.1
   General and administrative expense                   4,557     4.0         4,395     3.7         4,617     4.4
   Franchise, property and other taxes                     91     0.1           238     0.2           379     0.4
   Depreciation, depletion and amortization            22,379    19.6        25,979    21.9        26,331    25.1
   Impairment of oil and gas properties
      and other assets                                     --      --         1,398     1.2           477     0.5
   Severance and other nonrecurring expense               953     0.8         1,954     1.7           241     0.2
                                                    ------------------    ------------------    ------------------
                                                       83,957    73.7        88,309    74.3        86,895    82.8
                                                    ------------------    ------------------    ------------------
OPERATING INCOME                                       29,963    26.3        30,574    25.7        18,007    17.2

OTHER (INCOME) EXPENSE
   Loss (gain) on sale of businesses and other income     154     0.1            --      --       (15,064)  (14.4)
   Interest expense                                    23,608    20.7        25,753    21.7        27,892    26.6
                                                    ------------------    ------------------    ------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                  6,201     5.5         4,821     4.0         5,179     5.0
   Provision (benefit) for income taxes                 2,456     2.2          (955)   (0.8)        1,754     1.7
                                                    ------------------    ------------------    ------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM                                   3,745     3.3         5,776     4.8         3,425     3.3
(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS, NET OF TAX                              (1,280)   (1.1)          691     0.6           900     0.9
                                                    ------------------    ------------------    ------------------
INCOME BEFORE EXTRAORDINARY ITEM                        2,465     2.2         6,467     5.4         4,325     4.2
   Extraordinary item - early extinguishment
       of debt, net of tax benefit                         --      --            --      --        (1,364)   (1.3)
                                                    ------------------    ------------------    ------------------
NET INCOME                                            $ 2,465     2.2%      $ 6,467     5.4%      $ 2,961     2.9%
                                                    ==================    ==================    ==================


         The following Management Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, the discontinued operations have been excluded. See Note 4 to the Consolidated Financial Statements.

2002 COMPARED TO 2001
         Operating income decreased $611,000 from $30.6 million in 2001 to $30.0 million in 2002. The operating income decreased due to higher exploration expense and lower margins from gas gathering, marketing and oilfield services in 2002. This decrease was partially offset by higher oil and gas revenues; lower production expenses; lower depreciation, depletion and amortization; lower impairment expense; and lower severance expenses.

         The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased 15% from $3.15 per Mcfe in 2001 to $3.62 per Mcfe in 2002.

         Income from continuing operations before income taxes and extraordinary items increased $1.4 million from $4.8 million in 2001 to $6.2 million in 2002. This increase is due primarily to a decrease in interest expense in 2002 partially offset by the decrease in operating income discussed above.

         Net income decreased $4.0 million from $6.5 million in 2001 to $2.5 million in 2002. The decrease in net income is primarily due to the changes in operating income discussed above, a decrease in interest expense of $2.2 million, an increase in income taxes of $3.5 million and the increased loss from discontinued operations of $2.0 million.

         Total revenues decreased $5.0 million (4%) in 2002 compared to 2001 due to a $5.7 million decrease in gas gathering, marketing and oilfield service revenues as a result of a decrease in gas marketing activity and the termination of a gas marketing contract. This was partially offset by higher gas sales revenues.

         Gas volumes sold decreased 1.3 Bcf (7%) from 17.2 Bcf in 2001 to 15.9 Bcf in 2002 resulting in a decrease in gas sales revenues of approximately $5.6 million. Oil volumes sold decreased approximately 122,000 Bbls (19%) from 644,000 Bbls in 2001 to 522,000 Bbls in 2002 resulting in a decrease in oil sales revenues of approximately $2.8 million. The oil and gas volume decreases were due to the sale of 202 wells in Ohio in the first quarter of 2002, 1,138 wells in Ohio in the third quarter of 2002 and 135 wells in Pennsylvania in the fourth quarter of 2002 and the natural production decline of the wells partially offset by production from wells drilled in 2001 and 2002. The production from certain wells drilled in 2002 was less than expected due to unanticipated delays in installing gathering lines and surface facilities.

         The average price realized for the Company's natural gas increased $0.60 per Mcf to $4.95 per Mcf in 2002 compared to 2001 which increased gas sales revenues in 2002 by approximately $9.5 million. As a result of the Company's hedging activities, gas sales revenues were increased by $21.6 million ($1.36 per Mcf) in 2002 and $4.5 million ($0.26 per Mcf) in 2001. The average price paid for the Company's oil decreased from $23.04 per barrel in 2001 to $22.72 per barrel in 2002 which decreased oil sales revenues by approximately $170,000.

         The operating margin from gas gathering, marketing and oilfield services decreased $1.0 million from a margin of $4.6 million in 2001 to a margin of $3.6 million in 2002 primarily due to the decreased gas marketing revenue discussed above and lower gas gathering revenues as a result of decreased gas volumes sold in 2002.

         Other revenues include income from prior section 29 tax credit monetization transactions which amounted to $1.3 million in 2002 and $1.4 million in 2001. These income amounts ended upon the expiration of the non-conventional fuel source tax credit as of December 31, 2002. The Company does not expect any income in future periods from these prior monetization transactions.

         Production expense decreased $1.1 million (5%) from $21.0 million in 2001 to $19.9 million in 2002. The average production cost increased from $1.00 per Mcfe in 2001 to $1.05 per Mcfe in 2002. The per unit increase was primarily due to certain fixed costs spread over fewer volumes in 2002. Production taxes decreased $509,000 from $2.3 million in 2001 to $1.8 million in 2002 primarily due to the wells sold during 2002. Average per unit production taxes decreased 14% from $0.11 per Mcfe in 2001 to $0.09 per Mcfe in 2002 primarily due to a 12% decrease in the selling price of natural gas in 2002 (excluding the effects of hedging).

         Exploration expense increased $8.0 million from $8.3 million in 2001 to $16.3 million in 2002 due to a $3.4 million increase in exploratory dry holes, increase in land leasing costs of $614,000, increase in delay rentals of $1.1 million and an increase in seismic costs of $1.5 million all of which are primarily due to our increased exploration activities in the TBR play along with an increase in expired or dropped leases of $1.3 million.

         General and administrative expense increased $162,000 (4%) from $4.4 million in 2001 to $4.6 million in 2002 due to increases in health care costs and other employment related expenses.

         Franchise, property and other taxes decreased $147,000 from $238,000 in 2001 to $91,000 in 2002. The Company recorded a benefit of $173,000 in 2002 as a result of the conclusion of a state franchise tax examination.

         Depreciation, depletion and amortization decreased by $3.6 million from $26.0 million in 2001 to $22.4 million in 2002. This decrease was primarily due to a $570,000 reduction in amortization of loan costs from the extension of the Revolver's final maturity date, a $173,000 reduction in amortization of non-compete covenants which expired in 2001, a $323,000 reduction in the amortization of nonconventional fuel source tax credits in 2002 and a decrease in depletion expense. Depletion expense decreased $2.5 million (13%) from $19.2 million in 2001 to $16.7 million in 2002. Depletion per Mcfe decreased from $0.91 per Mcfe in 2001 to $0.88 per Mcfe in 2002. These decreases were primarily the result of a lower amortization rate per Mcfe due to higher reserves resulting from higher oil and gas prices at year-end 2002.

         Impairment of oil and gas properties and other assets decreased $1.4 million due to no impairment in 2002.

         The Company recorded severance and other nonrecurring charges of $1.0 million in 2002 and $2.0 million in 2001 which were primarily related to employment reductions. In 2002, a total of 28 positions were eliminated when the Company combined its Pennsylvania/New York District with its Ohio District to form a new "Appalachian District." These actions were necessary to capitalize on operational and administrative efficiencies and bring the Company's employment level in line with current and anticipated future staffing. The Company expects to reduce its future expenses by approximately $1.7 million annually beginning in the fourth quarter of 2002 as a result of the combined district and staff reductions.

         Interest expense decreased $2.2 million (8%) from $25.8 million in 2001 to $23.6 million in 2002. This decrease was due to a decrease in average outstanding borrowings and lower blended interest rates.

         Income tax expense increased $3.5 million from a benefit of $1.0 million in 2001 to income tax expense of $2.5 million in 2002. The increase in expense is due to an increase in income from continuing operations and income tax benefits of $2.7 million recorded in 2001. During 2001, the Company concluded an IRS income tax examination of the years 1994 through 1997 and favorably settled other tax issues. A federal income tax benefit of $2.0 million was recorded as a result. Also during 2001, a federal income tax benefit was recorded for approximately $700,000 along with a corresponding reduction in the valuation allowance as a result of certain net operating loss carryforwards which the Company now believes it can fully utilize.

         Discontinued operations relating to the New York Medina wells sold resulted in a net loss of $1.3 million in 2002 compared to net income of $691,000 in 2001. This is primarily attributable to the $3.2 million ($1.8 million net of tax benefit) loss recorded on the sale in 2002.

2001 COMPARED TO 2000
         Operating income increased $12.6 million (70%) from $18.0 million in 2000 to $30.6 million in 2001. This increase was primarily a result of a $15.5 million (28%) increase in operating margins partially offset by a $1.2 million decrease in other revenue, a $1.7 million increase in severance and other nonrecurring expense and a $921,000 increase in impairment of oil and gas properties and other assets.

         The increase in operating margins was primarily due to a $14.0 million increase in the oil and gas operating margin (oil and gas sales revenues less production expense and production taxes) primarily as a result of an increase in the average price realized for the Company's natural gas of approximately $21.1 million ($1.23 per Mcf) and an increase in the volumes of oil sold. These increases were partially offset by a decrease in the average price realized for the Company's oil and by a decrease in gas volumes sold as discussed below. The net increase in operating margins from changes in prices and volumes was partially offset by an increase in production expense. The operating margin from oil and gas sales on a per unit basis increased 33% from $2.37 per Mcfe in 2000 to $3.15 per Mcfe in 2001. The $1.2 million decrease in other revenue was primarily due to a reduction in income from the monetization of nonconventional fuel source tax credits as a result of the Peake sale and proceeds received in the second quarter of 2000 from the settlement of a lawsuit.

         Net income increased $3.5 million from $3.0 million in 2000 to $6.5 million in 2001. Gain on sale of subsidiary and other income in 2000 was $15.1 million as discussed below. Other significant changes in 2001 compared to 2000 were the $12.6 million increase in operating income discussed above, a $2.1 million decrease in interest expense, a $2.7 million decrease in provision for income taxes, a $921,000 increase in impairment of oil and gas properties and other assets and a $1.4 million (net of tax benefit) extraordinary loss from the early extinguishment of debt in 2000.

         Total revenues increased $14.0 million (13%) in 2001 compared to 2000 primarily as a result of a $1.23 per Mcf increase in the average price realized for the Company's natural gas and an increase in the volumes of oil sold partially offset by a $4.25 per Bbl decrease in the average price paid for the Company's oil, a decrease in gas volumes sold and the decrease in other income discussed above.

         Gas volumes sold decreased 1.3 Bcf (7%) from 18.5 Bcf in 2000 to 17.2 Bcf in 2001 resulting in a decrease in gas sales revenues of approximately $4.2 million. The gas volume decrease was due to the sale of Peake in the first quarter of 2000 and the natural production decline of the wells partially offset by production from wells drilled in 2000 and 2001. Oil volumes sold increased approximately 54,000 Bbls (9%) from 590,000 Bbls in 2000 to 644,000 Bbls in 2001 resulting in an increase in oil sales revenues of approximately $1.5 million.

         The average price realized for the Company's natural gas increased $1.23 per Mcf to $4.35 per Mcf in 2001 compared to 2000 which increased gas sales revenues in 2001 by approximately $21.1 million. As a result of the Company's hedging activities, gas sales revenues were increased by $4.5 million ($0.26 per Mcf) in 2001 and were reduced by $9.3 million ($0.50 per Mcf) in 2000. The average price paid for the Company's oil decreased from $27.29 per barrel in 2000 to $23.04 per barrel in 2001 which decreased oil sales revenues by approximately $2.7 million.

         Production expense increased $1.8 million (9%) from $19.2 million in 2000 to $21.0 million in 2001. The average production cost increased from $0.87 per Mcfe in 2000 to $1.00 per Mcf in 2001. The per unit increase was primarily due to the sale of Peake, increased compensation related expenses, additional costs incurred in 2001 to minimize production declines in order to take advantage of higher gas prices and general cost increases due to current market conditions. Production taxes were $2.3 million in 2000 and 2001. Average per unit production taxes were $0.11 per Mcfe in 2001 and 2000.

         Exploration expense decreased $189,000 (2%) from $8.5 million in 2000 to $8.3 million in 2001 primarily due to a $1.1 million decrease in exploratory dry hole expenses in 2001 compared to 2000 partially offset by $967,000 of costs associated with increased 2001 leasing activity in exploratory areas.

         General and administrative expense decreased $222,000 (5%) from $4.6 million in 2000 to $4.4 million in 2001 due to decreases in employment and compensation related expenses.

         Franchise, property and other taxes decreased $141,000 from $379,000 in 2000 to $238,000 in 2001 primarily due to an $83,000 decrease in franchise tax and a $79,000 decrease in personal property tax from the sale of Peake in 2000, state scheduled reduction in taxable values and lower tax rates.

         Depreciation, depletion and amortization decreased by $352,000 from $26.3 million in 2000 to $26.0 million in 2001. This decrease was primarily due to a $930,000 reduction in amortization of loan costs from the extension of the Revolver's final maturity date, a $680,000 reduction in amortization of non-compete covenants due to expiration of the covenants in 2001 and a $660,000 reduction in the amortization of nonconventional fuel source tax credits in 2001 offset by an increase in depletion expense. Depletion expense increased $2.1 million (12%) from $17.1 million in 2000 to $19.2 million in 2001. Depletion per Mcfe increased from $0.77 per Mcfe in 2000 to $0.91 per Mcfe in 2001. These increases were primarily the result of a higher amortization rate per Mcfe due to lower reserves resulting from lower oil and gas prices at year-end 2001.

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

         Interest expense decreased $2.1 million (8%) from $27.9 million in 2000 to $25.8 million in 2001. This decrease was due to a decrease in average outstanding borrowings and lower blended interest rates. The Company's interest expense was reduced by $141,000 in 2000 due to interest rate swaps.

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

         Income from discontinued operations declined slightly in 2001 to $691,000 from $900,000 in the prior year due to a decrease in gas volumes sold.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at December 31, 2002 was 0.81 to 1. During 2002, working capital from continuing operations decreased $19.2 million from $12.7 million at December 31, 2001 to a deficit of $6.5 million at December 31, 2002. The decrease was primarily due to a decrease in the fair value of derivatives in 2002, which decreased working capital by $25.5 million, net of a related decrease in current deferred taxes of $9.7 million and a $3.3 million increase in accrued expenses. The Company's operating activities provided cash flows of $50.9 million during 2002.

         During 2002, amendments to the Company's $100 million revolving credit facility extended the Revolver's final maturity date to December 31, 2005, from April 22, 2004, increased the letter of credit sub-limit from $30 million to $40 million and permitted the Company to enter into the transactions to sell oil and gas properties consisting of 1,138 wells in Ohio and 962 wells in New York and Pennsylvania.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 extended through September 30, 2005; and a senior debt leverage ratio of 2.7 to 1 extended through September 30, 2005. The amendment extended the early termination fee, equal to .125% of the Revolver, through December 31, 2004. There is no termination fee after December 31, 2004. The Company is required to hedge, through financial instruments or fixed price contracts, at least 20% but not more than 80% of its estimated hydrocarbon production, on a Mcfe basis, for the succeeding 12 months on a rolling 12-month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through May 2005.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At December 31, 2002, the interest rate was 6.25%. At December 31, 2002, the Company had $18.4 million of outstanding letters of credit. At December 31, 2002, the outstanding balance under the credit agreement was $26.8 million with $54.8 million of borrowing capacity available for general corporate purposes. As of February 28, 2003, there was $28.3 million outstanding under the Revolver, letters of credit commitments of $40.0 million and $31.7 million available for general corporate purposes.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at December 31, 2002, was $4.14 per Mcfe. The present value (using a 10% discount rate) of the Company's future net income at December 31, 2002, using the borrowing base price forecast was $358 million. The present value under the borrowing base formula above, was approximately $210 million for all proved reserves of the Company and $152 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio
2.7 to 1. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of December 31, 2002, the Company's current ratio including the above adjustments was 3.48 to 1. The Company had satisfied all financial covenants as of December 31, 2002.

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

                June 15, 2002................................. 104.938%
                June 15, 2003................................. 103.292%
                June 15, 2004................................. 101.646%
                June 15, 2005 and thereafter.................. 100.000%

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

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. The Company's interest expense was reduced by $141,000 in 2000 due to interest rate swaps. At December 31, 2000, the Company had no open interest rate swap arrangements. There were no interest rate swaps in 2002 or 2001.

         During 2002, the Company invested $20.8 million, including exploratory dry hole expense, to drill 96 development wells and 16 exploratory wells. Of these wells, 91 development wells and 4 exploratory wells were completed as producers in the target formation, for a completion rate of 95% and 25%, respectively (an overall completion rate of 85%). In addition, $1.2 million was invested in proved developed reserve acquisitions and $2.4 million was spent on 4 wells in progress as of December 31, 2002, which are still being evaluated.

         The Company currently expects to spend approximately $25.8 million during 2003 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and, to a lesser extent, the sale of non-strategic assets. At December 31, 2002, the Company had approximately $54.8 million available under the Revolver. At February 28, 2003, the Company had approximately $31.7 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         The Company attempted to sell a portion of its interest in certain TBR acreage in 2002 but was unable to obtain an acceptable offer.

         The Company has various commitments primarily related to leases for office space, vehicles, natural gas compressors and computer equipment. The Company expects to fund these commitments with cash generated from operations. The following table summarizes the Company's contractual obligations at December 31, 2002.


                                                                   PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS AT                                 LESS THAN 1       1 - 3         4 - 5          AFTER 5
DECEMBER 31, 2002                            TOTAL            YEAR           YEARS         YEARS           YEARS
-----------------------------------        ----------      -----------    ----------    -----------     ----------
                                                                      (IN THOUSANDS)
Long term debt                              $ 252,050          $ 182       $ 26,775      $ 225,013           $ 80
Capital lease obligations                         204            133             71             --             --
Operating leases                               11,593          3,407          4,842          3,344             --
                                            ---------        -------       --------      ---------           -----
Total contractual cash obligations          $ 263,847        $ 3,722       $ 31,688      $ 228,357           $ 80
                                            =========        =======       ========      =========           ====



         In addition to the items above, the Company has an employment agreement with its Chief Executive Officer, a retirement agreement, a severance plan and a change of control plan. See "Executive Compensation - Employment and Severance Agreements" in Item 11 of this Report. The Company has entered into joint operating agreements, area of mutual interest agreements and joint venture agreements with other companies. These agreements may include drilling commitments or other obligations in the normal course of business.

         The following table summarizes the Company's commercial commitments at December 31, 2002.


                                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                        ---------------------------------------------------------------------
                                            TOTAL
COMMERCIAL COMMITMENTS AT                  AMOUNTS          LESS THAN 1         1 - 3             4 - 5              OVER 5
DECEMBER 31, 2002                         COMMITTED             YEAR            YEARS             YEARS              YEARS
--------------------------                ---------         ------------     ---------          ---------         -----------
                                                                          (IN THOUSANDS)
Standby Letters of Credit                 $ 18,400           $ 18,400           $ --               $ --               $ --
                                          --------           --------          -------            --------          --------
Total Commercial Commitments              $ 18,400           $ 18,400           $ --               $ --               $ --
                                          ========           ========          =======            ========          ========

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

NATURAL GAS HEDGE POSITION MONETIZATION AND RESTRUCTURING
         On January 17 and 18, 2002, the Company monetized 9,350 Bbtu (billion British thermal units) of its 2002 natural gas hedge position at a weighted average NYMEX price of $2.53 per Mmbtu and 3,840 Bbtu of its 2003 natural gas hedge position at a NYMEX price of $3.01 per Mmbtu. The Company received net proceeds of $22.7 million, a portion of which was recognized as an increase to natural gas revenues during 2002, with the balance to be recognized in 2003 during the same periods in which the underlying forecasted transactions are recognized in net income (loss).

         In January 2002, the Company entered into a collar for 9,350 Bbtu of its natural gas production in 2002 with a ceiling price of $4.00 per Mmbtu and a floor price of $2.25 per Mmbtu. The Company also sold a floor at $1.75 per Mmbtu on this volume of gas. This aggregate structure had the effect of: 1) setting a maximum price of $4.00 per Mmbtu; 2) floating at prices from $2.25 to $4.00 per Mmbtu; 3) locking in a price of $2.25 per Mmbtu if prices are between $1.75 and $2.25 per Mmbtu; and 4) receiving a price of $0.50 per Mmbtu above the price if the price is $1.75 or less. All prices are based on monthly NYMEX settle. The Company paid $1.0 million for the options in 2002.

         The Company used the net proceeds of $21.7 million from the two transactions above to pay down on its credit facility.

         The following table summarizes, as of December 31, 2002, the Company's deferred gains on natural gas hedges terminated in 2002. Cash has been received and the deferred gains recorded in accumulated other comprehensive income. The deferred gains have been or will be recognized as increases to gas revenues during the same periods in which the underlying forecasted transactions are recognized in net income (loss).


               FIRST        SECOND         THIRD        FOURTH
              QUARTER       QUARTER       QUARTER       QUARTER      TOTAL
              -------       -------       -------       -------     -------
                                      (IN THOUSANDS)
   2002       $ 4,521       $ 5,620       $ 5,188       $ 4,560      $ 19,889
   2003           723           865           771           585         2,944


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

         In March 2003, the Company entered into a costless collar for 4,320 Bbtu of its natural gas production in 2004 with a ceiling price of $5.80 per Mmbtu and a floor price of $4.00 per Mmbtu. The Company also sold a floor at $3.00 per Mmbtu on this volume of gas. This aggregate structure has the effect of: 1) setting a maximum price of $5.80 per Mmbtu; 2) floating at prices from $4.00 to $5.80 per Mmbtu; 3) locking in a price of $4.00 per Mmbtu if prices are between $3.00 and $4.00 per Mmbtu; and 4) receiving a price of $1.00 per Mmbtu above the price if the price is $3.00 or less. All prices are based on monthly NYMEX settle.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts. The following tables reflect the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at March 19, 2003:



                               NATURAL GAS SWAPS                     NATURAL GAS COLLARS                    FIXED PRICE CONTRACTS
                    ------------------------------------ -----------------------------------------------  -------------------------
                                             ESTIMATED                NYMEX PRICE          ESTIMATED                    ESTIMATED
                             NYMEX PRICE  WELLHEAD PRICE               PER MMBTU         WELLHEAD PRICE   ESTIMATED  WELLHEAD PRICE
QUARTER ENDING        BBTU    PER MMBTU       PER MCF      BBTU       FLOOR/CAP(1)         PER MCF (1)      MMCF        PER MCF
------------------  --------  ---------   -------------- --------   ----------------    ----------------  ----------  -------------
March 31, 2003        1,800     $ 3.92        $ 4.17       1,290       $ 3.40 - 5.23        $ 3.65 - 5.48     250        $ 3.78
June 30, 2003         1,800       3.92          4.07       1,290         3.40 - 5.23          3.55 - 5.38     120          3.42
September 30, 2003    1,800       3.92          4.07       1,290         3.40 - 5.23          3.55 - 5.38      70          2.85
December 31, 2003     1,800       3.92          4.14       1,290         3.40 - 5.23          3.62 - 5.45      60          2.56
                    --------  ---------     ---------    --------    ----------------     ----------------  ------      --------
                      7,200     $ 3.92        $ 4.12       5,160       $ 3.40 - 5.23        $ 3.59 - 5.42     500        $ 3.42
                    ========  =========     =========    ========    ================     ================  ======      ========

March 31, 2004        2,040     $ 3.84        $ 4.09       1,080       $ 4.00 - 5.80        $ 4.25 - 6.05      55        $ 2.60
June 30, 2004         2,040       3.84          3.99       1,080         4.00 - 5.80          4.15 - 5.95      55          2.60
September 30, 2004    2,040       3.84          3.99       1,080         4.00 - 5.80          4.15 - 5.95      55          2.60
December 31, 2004     2,040       3.84          4.06       1,080         4.00 - 5.80          4.22 - 6.02      55          2.60
                    --------  ---------     ---------    --------    ----------------     ----------------  ------      --------
                      8,160     $ 3.84        $ 4.03       4,320       $ 4.00 - 5.80        $ 4.19 - 5.99     220        $ 2.60
                    ========  =========     =========    ========    ================     ================  ======      ========

March 31, 2005        1,500     $ 3.84        $ 4.09                                                           50        $ 2.60
June 30, 2005         1,500       3.73          3.88                                                           50          2.60
September 30, 2005    1,500       3.73          3.88                                                           50          2.60
December 31, 2005     1,500       3.73          3.95                                                           50          2.60
                    --------  ---------     ---------                                                       ------      --------
                      6,000     $ 3.76        $ 3.95                                                          200        $ 2.60
                    ========  =========     =========                                                       -=====      ========


       MCF - THOUSAND CUBIC FEET       MMBTU - MILLION BRITISH THERMAL UNITS
       MMCF - MILLION CUBIC FEET       BBTU - BILLION BRITISH THERMAL UNITS

(1) The NYMEX price per Mmbtu floor/cap and the estimated wellhead price per Mcf for the natural gas collars in 2004 assume the monthly NYMEX settles at $3.00 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.00 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus
    $1.00 and the estimated wellhead price per Mcf will be the NYMEX settle plus $1.15 to $1.25.

INFLATION AND CHANGES IN PRICES
         During 2000, the price paid for the Company's crude oil fluctuated between a low of $20.75 per barrel and a high of $33.25 per barrel, with an average price of $27.29 per barrel. During 2001, the price paid for the Company's crude oil fluctuated between a low of $13.50 per barrel and a high of $28.50 per barrel, with an average price of $23.04 per barrel. During 2002, the price paid for the Company's crude oil increased from $16.25 per barrel at the beginning of the year to $27.50 per barrel at year-end, with an average price of $22.72 per barrel. The average price of the Company's natural gas increased from $3.12 per Mcf in 2000 to $4.35 per Mcf in 2001, then increased to $4.95 per Mcf in 2002. These prices reflect average prices for oil and gas sales of the Company's continuing operations. The natural gas prices include the effect of the Company's hedging activity.

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

         A large portion of the Company's natural gas is sold subject to market sensitive contracts. Natural gas price risk is mitigated (hedged) by the utilization of over-the-counter NYMEX swaps, options or collars. Natural gas price hedging decisions are made in the context of the Company's strategic objectives, taking into account the changing fundamentals of the natural gas marketplace.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Among other risks, the Company is exposed to interest rate and commodity price risks.

         The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of December 31, 2002 and 2001. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense would be approximately $268,000. This sensitivity analysis is based on the Company's financial structure at December 31, 2002.

         The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.25 per Mcf, the Company's gas sales revenues would decrease by $1.9 million, after considering the effects of the hedging contracts in place at December 31, 2002. The Company had no hedges or fixed price contracts on its oil production during 2002. If the price of crude oil decreased $2.00 per Bbl, the Company's oil sales revenues would decrease by $1.0 million. This sensitivity analysis is based on the Company's 2002 oil and gas sales volumes and assumes the NYMEX gas price would be within the collars in 2003 listed in the table on page 32.

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

         The aggregate fees for professional services rendered by E&Y for the audit of the Company's financial statements for the year ended December 31, 2002, and the reviews of the financial information included in the Company's Form 10-Q for the year were $151,700. E&Y did not provide the Company any financial information systems design and implementation services or any other prohibited services during 2002. The aggregate fees for other services rendered by E&Y in 2002, related primarily to tax compliance, tax advice and tax planning services, were $56,200.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers and directors of the Company as of March 5, 2003 were as follows:


NAME                         AGE      POSITION
----                         ---      --------

John L. Schwager             54       President, Chief Executive Officer and Director

Richard R. Hoffman           52       Senior Vice President Exploration and Production

Robert W. Peshek             48       Vice President Finance and Chief Financial Officer

David M. Becker              41       Vice President and General Manager, Michigan Exploration
                                      and Production District

Duane D. Clark               47       Vice President Legal Affairs/Gas Marketing

John G. Corp                 43       Vice President and General Manager, Arrow Oilfield Service
                                      Company

Patricia A. Harcourt         39       Vice President Administration

Barry K. Lay                 46       Vice President and General Manager, Appalachian Exploration
                                      and Production District

Frederick J. Stair           43       Vice President and Corporate Controller

Lawrence W. Kellner          44       Director

Robert S. Maust              65       Director

William S. Price, III        46       Director

Gareth Roberts               50       Director

Jeffrey C. Smith             41       Director


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

         Mr. Schwager graduated from the University of Missouri at Rolla in 1970 with a Bachelor of Science Degree in Petroleum Engineering. He is a past president and director of the Independent Oil and Gas Association of West Virginia and is currently a member of the Ohio Oil and Gas Association. He also was the cofounder of the Oil and Gas Political Action Committee of West Virginia, serving as co-chairman for many years.

         RICHARD R. HOFFMAN joined the Company as Senior Vice President of Exploration and Production in March of 2001. Mr. Hoffman has worked in the oil and gas industry for 30 years and has extensive operational experience in the Appalachian Basin. From 1998 to 2000, he served as Manager of Production for Dominion Appalachian Development Inc., a subsidiary of Dominion Resources, Inc., specializing in natural gas exploration and production. From 1982 to 1997, he was Executive Vice President and Chief Operating Officer of Alamco, Inc., and served on its Board of Directors from 1988 to 1997. Mr. Hoffman served as Superintendent Production and Drilling/Field Engineer for Cabot Oil and Gas Corporation from 1980 to 1982, and from 1977 to 1980 he was employed by Flint Oil and Gas, Inc., as a Field Engineer. From 1973 to 1977, he held the title of Assistant Production Superintendent/Engineer with The Wiser Oil Company.

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

         DAVID M. BECKER was appointed Vice President of the Company in May 2000, and has been President and Chief Operating Officer of Ward Lake Drilling, Inc., a wholly-owned subsidiary of the Company, and General Manager of the Michigan Exploration and Production District since 1995. Mr. Becker joined the Company as a result of the acquisition of Ward Lake in February of 1995. He worked for Ward Lake Energy, Inc. from 1988 to 1995, serving most recently as President and COO. Previously, he served as Facility Engineer for Shell Oil Company in New Orleans, Louisiana from 1984 to 1988. He has 21 years of experience in the oil and gas industry. Mr. Becker received his Bachelor of Science degree in Mechanical Engineering from Michigan Technical University. His professional affiliations include the Michigan Oil and Gas Association and the American Petroleum Institute.

         DUANE D. CLARK has been Vice President of Legal Affairs/Gas Marketing for the Company since April 2001. Previously, he served as Vice President of Gas Marketing. He joined the Company in 1995 as a Gas Marketing Analyst. Prior to joining the Company, Mr. Clark held various management positions with Quaker State Corporation from 1978 to 1995. He has 24 years of experience in the oil and gas industry. Mr. Clark received his Bachelor of Arts degree in Mathematics and Economics from Ohio Wesleyan University. His professional affiliations include the Ohio Oil and Gas Association and the Pennsylvania Oil and Gas Association.

         JOHN G. CORP was appointed Vice President of the Company in May 2000, and has been the General Manager of Arrow Oilfield Service Company, the Company's oilfield service division, since November 1999. Prior to that he served as General Manager of the Company's Southern Ohio Exploration and Production District from 1987 to 1999. Mr. Corp joined the Company as a Petroleum Engineer. Previously he worked for Park-Ohio Energy as Drilling/Production Engineer from 1979 to 1986. Mr. Corp has 24 years of experience in the oil and gas industry. He attended Marietta College where he received a Bachelor of Science degree in Petroleum Engineering. He is a member of the Society of Petroleum Engineers, the Ohio Oil and Gas Association and a member of the Technical Advisory Committee for the Ohio Department of Natural Resources.

         PATRICIA A. HARCOURT was appointed Vice President of Administration of the Company in January 2003. Previously she served as Director of Administration from 2001 to 2003. She joined the Company in 1988 as Investor Relations Coordinator. Prior to joining the company, Ms. Harcourt was employed by Austin Powder Company as Employee Relations Administrator. She received her Bachelor of Arts degree in Communications from Bowling Green State University. She has 15 years of experience in the oil and gas industry and is a member of the Ohio Oil and Gas Association. Ms. Harcourt is also a member of the national chapter and the Cleveland/Akron chapter of the National Investor Relations Institute.

         BARRY K. LAY was appointed Vice President of the Company in January 2003, and has served as General Manager of the Company's Appalachian Exploration and Production District since October 2002. He joined the Company in March of 2002 as General Manager of the Pennsylvania/New York Exploration and Production District. Prior to joining the Company, Mr. Lay served in various management capacities with Waco Oil and Gas Company and most recently held the title of Vice President of Engineering. From 1979 to 1986, he was employed as a Petroleum Engineer and Land Manager for Key Oil Company. Mr. Lay has 25 years of experience in the oil and gas industry. He graduated from West Virginia University with a Bachelor of Science degree in Petroleum Engineering. He is affiliated with numerous oil and gas regulatory boards including the West Virginia Oil and Gas Conservation Commission, West Virginia Coal Bed Methane Review Board and the West Virginia Shallow Gas Well Review Board. He is a registered Professional Engineer and a licensed Land Surveyor in the State of West Virginia.

         FREDERICK J. STAIR was appointed Vice President of the Company in January 2003 and has been the Corporate Controller since 1997. Prior to that date he served as Controller of the Exploration and Production Division from 1991 to 1997. Mr. Stair joined the Company in 1981 and has 22 years of accounting experience in the oil and gas industry. He graduated from the University of Akron where he received a Bachelor of Science degree in Accounting. Mr. Stair is a member of Ohio Petroleum Accountants Society.

         LAWRENCE W. KELLNER has been a director since 1997. He has been President of Continental Airlines, Inc. since May 2001. He was Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. from November 1996 to May 2001. Mr. Kellner graduated magna cum laude with a Bachelor of Science, Business Administration degree from the University of South Carolina. Mr. Kellner is also a director of Continental Airlines, Inc. and Mariott International, Inc.

         ROBERT S. MAUST has been a director since February 2001. He is the Louis F. Tanner Distinguished Professor of Public Accounting at West Virginia University where he has been the Director of the Division of Accounting since 1987. He has been a professor at the University since 1963 and has received numerous teaching and professional honors during his 40-year career. He has published several papers and has contributed to various books and manuals on accounting and business. Mr. Maust is a Certified Public Accountant and has served as an officer of several state, regional and national professional organizations. He received his Bachelor and Master degrees from West Virginia University and Certificate of Ph.D. Candidacy from the University of Michigan. From 1987 to 1997, he served on the Board of Directors of Alamco, Inc., an Appalachian Basin-based firm engaged in the acquisition, exploration, development and production of domestic gas and oil.

         WILLIAM S. PRICE, III, who became a director upon TPG's investment in 1997, was a founding partner of Texas Pacific Group in 1992. Prior to forming Texas Pacific, Mr. Price was Vice President of Strategic Planning and Business Development for G.E. Capital, reporting to the Chairman. In this capacity, Mr. Price was responsible for acquiring new business units and determining the business and acquisition strategies for existing businesses. From 1985 to 1991, Mr. Price was employed by the management consulting firm of Bain & Company, attaining officer status and acting as co-head of the Financial Services Practice. Prior to 1985, Mr. Price was employed as an associate specializing in corporate securities transactions with the legal firm of Gibson, Dunn & Crutcher. Mr. Price is a member of the California Bar and graduated with honors in 1981 from the Boalt Hall School of Law at the University of California, Berkeley. He is a 1978, Phi Beta Kappa graduate of Stanford University. Mr. Price serves on the Board of Directors of Continental Airlines, Inc., Del Monte Foods Company, Denbury Resources, Inc., Gemplus International, S.A., and several private companies.

         GARETH ROBERTS has been a director since 1997. He has been President, Chief Executive Officer and a director of Denbury Resources, Inc. ("Denbury") since 1992. Mr. Roberts founded Denbury Management, Inc., the former operating subsidiary of Denbury in April 1990. Mr. Roberts has more than 28 years of experience in the exploration and development of oil and gas properties with Texaco, Inc., Murphy Oil Corporation and Coho Resources, Inc. His expertise is particularly focused in the Gulf Coast region where he specializes in the acquisition and development of old fields with low productivity. Mr. Roberts holds honors and masters degrees from St. Edmund Hall, Oxford University, where he has been elected to an Honorary Fellowship. Mr. Roberts also serves as chairman of the board of directors of Genesis Energy, L.P.

         JEFFREY C. SMITH has been a director since February 2001. He joined the Texas Pacific Group in 2000 in the capacity of Portfolio Operations Manager. Mr. Smith has 11 years of experience in management consulting, serving most recently as a Strategy Consultant for the management consulting firm of Bain & Company from 1993 to 1999. He was employed by the consulting firms of The L/E/K Partnership and McKinsey & Co., from 1991 to 1993. From 1987 to 1990, he was employed by Exxon USA as a Senior Engineer and from 1985 to 1986, he conducted Academic Research at the Research and Development Division of Conoco, Inc. He received his Bachelor of Science and Master of Science degrees in Petroleum Engineering from the University of Texas. Mr. Smith received his Master of Business Administration degree from the Wharton School of Business.

Item 11.  EXECUTIVE COMPENSATION

         The following table shows the annual and long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 2002, 2001 and 2000 of the Company's Chief Executive Officer and its other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                       ANNUAL COMPENSATION                        AWARDS
                                        -------------------------------------------------     --------------
                                                                                               NO. OF SHARES
                                                                             OTHER ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR       SALARY        BONUS       COMPENSATION       OPTIONS/SARS   COMPENSATION(1)
-----------------------------------------------------------------------------------------------------------------------------
John L. Schwager                        2002       $ 325,000     $573,750(3)      $ --               --        $10,500
President and                           2001         317,692      292,277           --          100,000          8,500
Chief Executive Officer                 2000         308,654      157,500           --           66,692          8,500

Richard R. Hoffman (4)                  2002         198,000       39,600           --               --          5,000
Senior Vice President of                2001         145,385       83,769           --           82,500         43,742(2)
Exploration and Production

Robert W. Peshek                        2002         168,308       58,910           --               --          9,187
Vice President of Finance and           2001         164,915       90,703           --           17,500          8,500
Chief Financial Officer                 2000         144,721       40,851           --           27,500          8,500

David M. Becker                         2002         154,707       23,200           --               --          9,187
Vice President of                       2001         139,644       41,893           --               --          7,831
Michigan Operations                     2000         128,180       33,181           --           10,000          6,809

Duane D. Clark                          2002         103,310       36,160           --               --          7,953
Vice President of Legal                 2001         101,371       55,754           --               --          6,328
Affairs and Gas Marketing               2000          91,217       25,197           --               --          4,561


(1) Represents contributions of cash and common stock to the Company's 401(k) Profit Sharing Plan for the account of the named executive officer.

(2) Includes moving expenses of $41,373.

(3) This consists of an annual performance bonus of $243,750 and an annual retention bonus of $330,000 paid to Mr. Schwager on June 30, 2002. For financial statement purposes the Company has accrued an additional bonus of $165,000 for the period July 1, 2002 through December 31, 2002.

(4) Mr. Hoffman joined the Company in March 2001.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                    NUMBER OF SHARES                   VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                      IN-THE-MONEY
                             SHARES                              OPTIONS/SARs AT FY-END                OPTIONS/SARs AT FY-END
                           ACQUIRED ON        VALUE         ---------------------------------     -------------------------------
        NAME                EXERCISE        REALIZED        EXERCISABLE         UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----------------------     -----------      --------        -----------         -------------     -----------       -------------
John L. Schwager            65, 337          $134,812          19,316              119,873          $ 26,960            $79,144
Richard R. Hoffman               --               --           20,625               61,875                --                 --
Robert W. Peshek                 --               --           54,219               32,031           102,387             38,551
David M. Becker                  --               --           18,125                6,875            37,232             14,019
Duane D. Clark                   --               --           23,125                6,875            47,882             14,019


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

         Under the Company's 1999 Severance Pay Plan, all employees whose employment is terminated by the Company without "cause" (as defined therein) are eligible to receive severance benefits ranging from four weeks to twenty-four months, depending on their years of service and position with the

Company. Under the Plan, Messrs. Becker, Clark, Hoffman and Peshek would be eligible to receive severance pay ranging from twelve months to twenty-four months.

         The Company has a 1999 Change in Control Protection Plan for Key Employees providing severance benefits for such employees if, within six months prior to a change in control or within two years thereafter, their employment is terminated without "cause" (as defined therein) or if they resign in response to a reduction in duties, responsibilities, position, compensation or medical benefits or a change in the location of their place of work as defined in the agreement. Such benefits range from twelve months to twenty-four months, depending on their position with the Company. Under the Plan, Messrs. Becker, Clark, Hoffman and Peshek would be eligible to receive severance pay of twenty-four months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Organization Committee consisted of two outside directors, William S. Price, III and Gareth Roberts. No executive officer of the Company was a director or member of a compensation committee of any entity of which a member of the Company's Board of Directors was or is an executive member.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information as of February 28, 2003 regarding the beneficial ownership of the Company's common stock by each person who beneficially owns more than five percent of the Company's outstanding common stock, each director, the chief executive officer and the four other most highly compensated executive officers and by all directors and executive officers of the Company, as a group:

                   FIVE PERCENT SHAREHOLDERS                         NUMBER OF SHARES           PERCENTAGE OF SHARES
---------------------------------------------------------------      ----------------           --------------------
TPG Advisors II, Inc.
201 Main Street, Suite 2420
Fort Worth, Texas  76102                                                9,353,038 (1)                  88.1%

State Treasurer of the State of Michigan, Custodian of the
Public School Employees' Retirement System, State Employees
Retirement System, Michigan State Police Retirement System
and Michigan Judges Retirement System
430 West Allegan
Lansing, MI  48922                                                        554,376                       5.2%



                     OFFICERS AND DIRECTORS
---------------------------------------------------------------
William S. Price, III                                                   9,353,038 (1)                  88.1%
John L. Schwager                                                          182,841 (2)                   1.7%
Lawrence W. Kellner                                                           -0-                        -0-
Gareth Roberts                                                                -0-                        -0-
Robert S. Maust                                                               -0-                        -0-
Jeffrey C. Smith                                                              -0-                        -0-
Richard R. Hoffman                                                         25,781 (2)                      *
Robert W. Peshek                                                           74,219 (2)                      *
David M. Becker                                                            25,000 (2)                      *
Duane D. Clark                                                             25,000 (2)                      *
All directors and executive
   officers (14) as a group                                             9,723,950                      91.6%

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

(2) Consists of shares subject to stock options exercisable within 60 days by Mr. Schwager as to 13,067 shares, Mr. Hoffman as to 25,781 shares, Mr. Peshek as to 60,469 shares, Mr. Becker as to 20,000 shares and Mr. Clark as to 25,000 shares.

EQUITY COMPENSATION PLAN INFORMATION:


                                                                                   NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE
                                    NUMBER OF SECURITIES         WEIGHTED-         FOR FUTURE ISSUANCE
                                        TO BE ISSUED              AVERAGE              UNDER EQUITY
                                      UPON EXERCISE OF       EXERCISE PRICE OF      COMPENSATION PLANS
                                    OUTSTANDING OPTIONS     OUTSTANDING OPTIONS    (EXCLUDING SECURITIES
    PLAN CATEGORY                   WARRANTS AND RIGHTS     WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
----------------------------------  --------------------    -------------------   -----------------------
                                             (a)                    (b)                     (c)

Equity compensation plans approved
by security holders                                 -                  $    -                      -

Equity compensation plans not
approved by security holders                  684,456                  $ 1.09                810,113


         The Company has a 1997 non-qualified stock option plan under which it is authorized to issue up to 1,824,195 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. As of December 31, 2002, options to purchase 684,456 shares were outstanding under the plan. These options, except for the 100,000 options described below, become exercisable at a rate of one fourth of the shares one year from the date of grant and an additional one twelfth of the remaining shares on every three-month anniversary thereafter. The remaining 100,000 options become exercisable at a rate of one fourth of the shares on the last day of each quarter commencing June 30, 2003.

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

         TPG has advised the Company that it has waived its fees under this agreement for acquisition and sale transactions in all prior years. TPG will be paid a transaction fee pursuant to this agreement for the $16.2 million sale of the properties in New York and Pennsylvania. The fee, which was accrued in 2002, is approximately $230,000 and will be paid in 2003. TPG waived the fee on all other acquisition and sale transactions in 2002.

Item 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                    PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         2.  Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.  Exhibits


NO.                                DESCRIPTION
---                                -----------

2.1               Agreement and Plan of Merger dated as of March 27, 1997 by and among TPG Partners II, BB Merger Corp. and Belden &
                  Blake Corporation--incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-33407).

3.1               Amended and Restated Articles of Incorporation of Belden & Blake Corporation (fka Belden & Blake Energy
                  Corporation)--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-33407).

3.2               Code of Regulations of Belden & Blake Corporation--incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-4 (Registration No. 333-33407).

4.1               Indenture dated as of June 27, 1997 between the Company, the Subsidiary Guarantors and LaSalle National Bank, as
                  trustee, relating to the Notes--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
                  on Form S-4 (Registration No. 333-33407).



NO.                                DESCRIPTION
---                                -----------

4.2               Registration Rights Agreement dated as of June 27, 1997 between the Company, the Guarantors and Chase Securities,
                  Inc.--incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration
                  No. 333-33407).

4.3               Form of 9 7/8% Senior Subordinated Notes due 2007, Original Notes (included in Exhibit 4.1)--incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407).

4.4               Form of 9 7/8% Senior Subordinated Notes due 2007, Exchange Notes (included in Exhibit 4.1)--incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-33407).

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

10.1(c)           Amendment to the Credit Agreement dated as of June 29, 2001 by and among the Company, Ableco Finance LLC and
                  Foothill Capital Corporation.--incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2001.

10.1(d)           Amendment to the Credit Agreement dated as of July 25, 2002 by and among the Company, Ableco Finance LLC and
                  Foothill Capital Corporation.--incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002.

10.1(e)*          Amendment to the Credit Agreement and Waiver dated as of December 5, 2002 by and among the Company, Ableco Finance
                  LLC and Foothill Capital Corporation.

10.2              Transaction Advisory Agreement dated as of June 27, 1997 by and between the Company and TPG Partners II,
                  L.P.--incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration
                  No. 333-33407).

10.3              Retirement and noncompetition agreement dated May 26, 1999 by and between the Company and Ronald L.
                  Clements--incorporated by reference to Exhibit 10.3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.5              Belden & Blake Corporation 1997 Non-Qualified Stock Option Plan--incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-4 (Registration No. 333-33407).

10.7              Change in Control Severance Pay Plan for Key Employees of the Company dated August 12, 1999--incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



NO.                                DESCRIPTION
---                                -----------


10.7(a)*          Amendment No. 1 of the Belden & Blake Corporation 1999 Change in Control Protection Plan for Key Employees dated as of February 26, 2002.

10.7(b)*          Amendment No. 2 of the Belden & Blake Corporation 1999 Change in Control Protection Plan for Key Employees dated as of October 23, 2002.

10.8              Severance Pay Plan for Employees of Belden & Blake Corporation dated August 12, 1999--incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.8(a)*          Amendment-1 to the Belden & Blake Corporation 1999 Severance Pay Plan dated as of May 29, 2000.

10.8(b)*          Amendment-2 to the Belden & Blake  Corporation 1999 Severance Pay Plan dated as of September 12, 2002.

10.10             Employment Agreement dated June 1, 1999 and amended November 1, 1999 by and between the Company and John L.
                  Schwager--incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.11             Amended and Restated Employment Agreement dated July 1, 2001 by and between the Company and John L. Schwager.
                  Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001.

10.12             Letter of Agreement dated December 21, 2001 by and between the Company and Leo A. Schrider. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001.

21*               Subsidiaries of the Registrant.

23*               Consent of Independent Auditors.

99.1*             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

99.2*             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

*Filed herewith

         (b)      Reports on Form 8-K

         On October 24, 2002, the Company filed a Current Report on Form 8-K dated October 10, 2002, reporting under Item 5 the Company's formation of a new Appalachian District and staff reductions.

         On November 26, 2002, the Company filed a Current Report on Form 8-K dated November 22, 2002 reporting under Item 9 the Company's operational outlook for 2002 and the Company's natural gas hedging position.

         On December 23, 2002, the Company filed a Current Report on Form 8-K dated December 5, 2002 reporting under Item 5 the Company's New
York/Pennsylvania Medina formations well sale and the Third Amendment to the Amended and Restated Credit Agreement dated as of July 25, 2002 by and among the Company, Ableco Finance LLC and Foothill Capital Corporation.

         (c)      Exhibits required by Item 601 of Regulation S-K

         Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in the Exhibits listed under Item 15(a)3.

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

                                       BELDEN & BLAKE CORPORATION


March 24, 2003                         By: /s/ John L. Schwager
--------------------------------          ---------------------------
Date                                      John L. Schwager, Director, President
                                          and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John L. Schwager           Director, President             March 24, 2003
------------------------       and Chief Executive Officer     --------------
John L. Schwager               (Principal Executive Officer)   Date


/s/ Robert W. Peshek            Vice President Finance and     March 24, 2003
------------------------        Chief Financial Officer        --------------
Robert W. Peshek                (Principal Financial and       Date
                                Accounting Officer)


/s/ Lawrence W. Kellner         Director                       March 24, 2003
------------------------                                       --------------
Lawrence W. Kellner                                            Date



/s/ Robert S. Maust             Director                       March 24, 2003
------------------------                                       --------------
Robert S. Maust                                                Date


/s/ William S. Price, III       Director                       March 24, 2003
-------------------------                                      --------------
William S. Price, III                                          Date



/s/ Gareth Roberts              Director                       March 24, 2003
------------------------                                       --------------
Gareth Roberts                                                 Date



/s/ Jeffrey C. Smith            Director                       March 24, 2003
------------------------                                       --------------
Jeffrey C. Smith                                               Date


CERTIFICATIONS
-------------------------------------------------------------------------------

I, John L. Schwager, certify that:

1. I have reviewed this annual report on Form 10-K of Belden & Blake
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 24, 2003                   /s/ John L. Schwager
     --------------------------           -------------------------------------
                                          John L. Schwager, Director, President
                                          and Chief Executive Officer

CERTIFICATIONS
-------------------------------------------------------------------------------

I, Robert W. Peshek, certify that:

1. I have reviewed this annual report on Form 10-K of Belden & Blake
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                         /s/ Robert W. Peshek
     ----------------------                  ----------------------------------
                                              Robert W. Peshek, Vice President
                                              and Chief Financial Officer

                           BELDEN & BLAKE CORPORATION
                              INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                             ITEM 15(a) (1) AND (2)


CONSOLIDATED FINANCIAL STATEMENTS                                     Page

     Report of Independent Auditors................................    F-2
     Consolidated Balance Sheets as of December 31, 2002 and 2001.. F-3 Consolidated Statements of Operations:
       Years ended December 31, 2002, 2001 and 2000................    F-4
     Consolidated Statements of Shareholders' Equity (Deficit):
       Years ended December 31, 2002, 2001 and 2000................    F-5
     Consolidated Statements of Cash Flows:
       Years ended December 31, 2002, 2001 and 2000................    F-6
     Notes to Consolidated Financial Statements....................    F-7


All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation ("Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.





                                         ERNST & YOUNG LLP


Cleveland, Ohio
March 18, 2003

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        DECEMBER 31,
                                                                              -----------------------------------
                                                                                   2002               2001
                                                                              ----------------  -----------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $  1,722           $  1,935
    Accounts receivable, net                                                           14,652             13,335
    Inventories                                                                           848              1,695
    Deferred income taxes                                                               4,200                 --
    Other current assets                                                                1,341              1,094
    Fair value of derivatives                                                              --             19,965
    Assets of discontinued operations                                                   1,066             17,623
                                                                              ----------------  -----------------
              TOTAL CURRENT ASSETS                                                     23,829             55,647

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                                438,240            423,554
    Gas gathering systems                                                              14,482             14,062
    Land, buildings, machinery and equipment                                           22,748             23,167
                                                                              ----------------  -----------------
                                                                                      475,470            460,783
    Less accumulated depreciation, depletion and amortization                         243,596            225,793
                                                                              ----------------  -----------------
              PROPERTY AND EQUIPMENT, NET                                             231,874            234,990
FAIR VALUE OF DERIVATIVES                                                                   3              3,748
OTHER ASSETS                                                                            8,139             10,964
                                                                              ----------------  -----------------
                                                                                     $263,845           $305,349
                                                                              ================  =================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                  $ 5,661            $ 5,253
    Accrued expenses                                                                   17,767             14,418
    Current portion of long-term liabilities                                              315                156
    Fair value of derivatives                                                           5,486                 --
    Deferred income taxes                                                                  --              5,470
    Liabilities of discontinued operations                                                335              4,604
                                                                              ----------------  -----------------
              TOTAL CURRENT LIABILITIES                                                29,564             29,901

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                      26,868             59,415
    Senior subordinated notes                                                         225,000            225,000
    Other                                                                                  91                330
                                                                              ----------------  -----------------
                                                                                      251,959            284,745

FAIR VALUE OF DERIVATIVES                                                               4,371                 --
DEFERRED INCOME TAXES                                                                  22,596             17,982

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
      58,000,000 shares; issued 10,490,440 and 10,425,103 shares
      (which includes 194,890 and 135,369 treasury shares, respectively)                1,030              1,029
    Paid in capital                                                                   107,118            107,402
    Deficit                                                                          (148,332)          (150,797)
    Accumulated other comprehensive (loss) income                                      (4,461)            15,087
                                                                              ----------------  -----------------
              TOTAL SHAREHOLDERS' DEFICIT                                             (44,645)           (27,279)
                                                                              ----------------  -----------------
                                                                                    $ 263,845          $ 305,349
                                                                              ================  =================

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       2002              2001             2000
                                                                   -------------     -------------    -------------
REVENUES
    Oil and gas sales                                                  $ 90,462          $ 89,491         $ 73,813
    Gas gathering, marketing, and oilfield service                       21,624            27,348           27,847
    Other                                                                 1,834             2,044            3,242
                                                                   -------------     -------------    -------------
                                                                        113,920           118,883          104,902
EXPENSES
    Production expense                                                   19,936            20,952           19,243
    Production taxes                                                      1,789             2,298            2,341
    Gas gathering, marketing, and oilfield service                       17,996            22,760           24,742
    Exploration expense                                                  16,256             8,335            8,524
    General and administrative expense                                    4,557             4,395            4,617
    Franchise, property and other taxes                                      91               238              379
    Depreciation, depletion and amortization                             22,379            25,979           26,331
    Impairment of oil and gas properties and other assets                    --             1,398              477
    Severance and other nonrecurring expense                                953             1,954              241
                                                                   -------------     -------------    -------------
                                                                         83,957            88,309           86,895
                                                                   -------------     -------------    -------------
OPERATING INCOME                                                         29,963            30,574           18,007

OTHER (INCOME) EXPENSE
    Loss (gain) on sale of businesses and other income                      154                --          (15,064)
    Interest expense                                                     23,608            25,753           27,892
                                                                   -------------     -------------    -------------
                                                                         23,762            25,753           12,828
                                                                   -------------     -------------    -------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                                6,201             4,821            5,179
    Provision (benefit) for income taxes                                  2,456              (955)           1,754
                                                                   -------------     -------------    -------------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM               3,745             5,776            3,425
(Loss) income from discontinued operations, net of tax                   (1,280)              691              900
                                                                   -------------     -------------    -------------
INCOME BEFORE EXTRAORDINARY ITEM                                          2,465             6,467            4,325
    Extraordinary item - early extinguishment of debt,
         net of tax benefit                                                  --                --           (1,364)
                                                                   -------------     -------------    -------------
NET INCOME                                                              $ 2,465           $ 6,467          $ 2,961
                                                                   =============     =============    =============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                          ACCUMULATED
                                                                                             OTHER         TOTAL
                                            COMMON     COMMON     PAID IN                 COMPREHENSIVE   EQUITY
                                            SHARES      STOCK     CAPITAL      DEFICIT       INCOME      (DEFICIT)
                                           ---------- ---------- ----------- ------------ ------------- ------------

JANUARY 1, 2000                               10,260    $ 1,026   $ 107,609   $ (160,225)         $ --    $ (51,590)

Net income                                                                         2,961                      2,961
Stock options exercised                           97         10          (9)                                      1
Stock-based compensation                                                336                                     336
Treasury stock                                   (54)        (6)        (15)                                    (21)
------------------------------------------ ---------- ---------- ----------- ------------ ------------- ------------
DECEMBER 31, 2000                             10,303      1,030     107,921     (157,264)           --      (48,313)

Comprehensive income:
Net income                                                                         6,467                      6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                       (6,691)      (6,691)
   Change in derivative fair value                                                              24,667       24,667
   Reclassification adjustment for
    derivative (gain) loss reclassified
    into oil and gas sales                                                                      (2,889)      (2,889)
                                                                                                        ------------
Total comprehensive income                                                                                   21,554
                                                                                                        ------------
Stock options exercised                           68          7          (1)                                      6
Stock-based compensation                                                275                                     275
Repurchase of stock options                                            (772)                                   (772)
Tax benefit of repurchase of stock options
    and stock options exercised                                         260                                     260
Treasury stock                                   (81)        (8)       (281)                                   (289)
------------------------------------------ ---------- ---------- ----------- ------------ ------------- ------------
DECEMBER 31, 2001                             10,290      1,029     107,402     (150,797)       15,087      (27,279)

Comprehensive income:
Net income                                                                         2,465                      2,465
Other comprehensive income, net of tax:
   Change in derivative fair value                                                              (5,518)      (5,518)
   Reclassification adjustment for derivative (gain) loss
    reclassified into oil and gas sales                                                        (14,030)     (14,030)
                                                                                                        ------------
Total comprehensive income                                                                                  (17,083)
                                                                                                        ------------
Stock options exercised                           65          7          (2)                                      5
Stock-based compensation                                                 82                                      82
Repurchase of stock options                                             (29)                                    (29)
Tax benefit of repurchase of stock options
    and stock options exercised                                          57                                      57
Treasury stock                                   (59)        (6)       (392)                                   (398)
------------------------------------------ ---------- ---------- ----------- ------------ ------------- ------------
DECEMBER 31, 2002                             10,296    $ 1,030   $ 107,118   $ (148,332)     $ (4,461)   $ (44,645)
========================================== ========== ========== =========== ============ ============= ============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2002            2001           2000
                                                                        -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                        $ 3,745         $ 5,776        $ 2,061
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Net loss on early extinguishment of debt                                  --              --          1,364
        Depreciation, depletion and amortization                              22,379          25,979         26,331
        Impairment of oil and gas properties and other assets                     --           1,398            477
        Loss (gain) on sale of businesses                                        154              --        (13,794)
        Loss on disposal of property and equipment                               198              92            500
        Net monetization of derivatives                                       22,185              --             --
        Amortization of derivatives and other noncash hedging activities     (19,241)             --             --
        Exploration expense                                                   16,256           8,335          8,524
        Deferred income taxes                                                  2,468          (1,069)         1,463
        Stock-based compensation                                                  82             275            169
        Change in operating assets and liabilities, net of
          effects of acquisition and disposition of businesses:
            Accounts receivable and other operating assets                    (1,420)          8,521            162
            Inventories                                                          453             571           (674)
            Accounts payable and accrued expenses                              3,646          (5,008)          (102)
                                                                        -------------   -------------   ------------
               NET CASH PROVIDED BY CONTINUING OPERATIONS                     50,905          44,870         26,481

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                           (2,773)           (489)           381
    Disposition of businesses, net of cash                                    12,390             897         69,031
    Proceeds from property and equipment disposals                             1,927             768            246
    Exploration expense                                                      (16,256)         (8,335)        (8,524)
    Additions to property and equipment                                      (26,215)        (35,730)       (18,624)
    Increase in other assets                                                  (1,541)            (81)           (83)
                                                                        -------------   -------------   ------------
               NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (32,468)        (42,970)        42,427

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit and term loan                     151,158         181,645        123,096
    Repayment of long-term debt and other obligations                       (184,003)       (184,071)      (190,814)
    Debt issue costs                                                            (152)           (210)        (5,537)
    Proceeds from stock options exercised                                          5               6             --
    Repurchase of stock options                                                  (29)           (772)            --
    Purchase of treasury stock                                                  (398)           (289)           (21)
                                                                        -------------   -------------   ------------
               NET CASH USED IN FINANCING ACTIVITIES                         (33,419)         (3,691)       (73,276)
                                                                        -------------   -------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS
    FROM CONTINUING OPERATIONS                                               (14,982)         (1,791)        (4,368)
NET INCREASE IN CASH AND CASH EQUIVALENTS
    FROM DISCONTINUED OPERATIONS                                              14,769           1,928          1,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,935           1,798          4,536
                                                                        -------------   -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,722         $ 1,935        $ 1,798
                                                                        =============   =============   ============


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
         Belden & Blake Corporation (the "Company") is a privately held company owned by TPG Partners II L.P. ("TPG") and certain other investors. The Company operates in the oil and gas industry. The Company's principal business is the production, development, acquisition and marketing and gathering of oil and gas reserves. Sales of oil are ultimately made to refineries. Sales of natural gas are ultimately made to gas utilities and industrial consumers in Ohio, Michigan, Pennsylvania and New York. The price of oil and natural gas has a significant impact on the Company's working capital and results of operations.

PRINCIPLES OF CONSOLIDATION AND FINANCIAL PRESENTATION
         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the presentation in 2002.

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

PROPERTY AND EQUIPMENT
         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry holes and costs of carrying and retaining unproved properties, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions such as the complete disposition of a geographical/geological pool. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. Impairments recorded in 2001 and 2000 were $179,000 and $477,000, respectively, which reduced the book value of unproved oil and gas properties to their estimated fair value. No impairment was recorded in 2002.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In performing the review for long-lived asset recoverability during 2001, the Company recorded $1.2 million of impairments which reduced the book value of producing properties to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest. No impairment was recorded in 2002 or 2000.

INTANGIBLE ASSETS
         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets" which was issued in June 2001 by the Financial Accounting Standards Board
(FASB). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill, representing the costs in excess of the net assets of acquired businesses, which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that adoption of SFAS 142 did not have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses. The Company performed its required transitional impairment test upon adoption of SFAS 142. Due to the Company's fourth quarter disposition activity, the Company performed its annual impairment test as of December 31, 2002. However, the Company plans to perform its annual impairment test on a recurring basis as of October 1, starting in fiscal 2003.

         Intangible assets totaling $7.7 million at December 31, 2002, include $4.9 million of deferred debt issuance costs and $2.3 million of unamortized goodwill. Deferred debt issuance costs are being amortized over their respective terms. At December 31, 2002, the amortization of deferred debt issuance costs in the next five years is as follows: $1.2 million in each of the next three years (2003,

2004, and 2005), $0.8 million in 2006 and $0.5 million in 2007. During the fourth quarter of 2002, the Company allocated $667,000 of goodwill to disposal transactions.

REVENUE RECOGNITION
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when the goods or services have been provided.

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

STOCK-BASED COMPENSATION
         On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock Based Compensation" by providing alternative methods of transition to SFAS 123's fair value method of accounting for stock-based compensation. SFAS 148 also amends many of the disclosure requirements of SFAS
123. The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. (APB) 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant.

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.1%, 5.0% and 6.4%; volatility factor of the expected market price of the Company's common stock of near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years.

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

         For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the years ended December 31, 2002, 2001 and 2000 were not material.

                  In March 2000, the FASB issued FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25." The Interpretation, which was adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to the adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. The effect of adopting the Interpretation was to increase compensation expense by $298,000 in the second half of the year ended December 31, 2000.

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


         The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The change in share value in 2002, 2001 and 2000 resulted in an increase in compensation expense of $82,000, $275,000 and $336,000, respectively.

DERIVATIVES AND HEDGING
         On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 by the FASB, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively. SFAS 133, as amended, was applied as the cumulative effect of an accounting change effective January 1, 2001.

         As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income
(loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated commodity hedges will be recognized as increases or decreases to oil and gas revenues during the same periods in which the underlying forecasted transactions are recognized in net income (loss). See Note 5.

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

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which was issued in June 2001 by the FASB, and discontinued amortization of goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

         At December 31, 2001, the Company had $2.7 million of unamortized goodwill, representing the costs in excess of the net assets of acquired businesses, which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill amounted to $130,000 and $132,000 for the years ended December 31, 2001 and 2000, respectively. The Company assessed the impact of SFAS 142 and has determined that adoption of SFAS 142 did not have a material effect on the Company's financial position, results of operations or cash flows, including any transitional impairment losses. The Company performed its required transitional impairment test upon adoption of SFAS 142. Due to the Company's fourth quarter disposition activity, the Company performed its annual impairment test as of December 31, 2002. However, the Company plans to perform its annual impairment test on a recurring basis as of October 1, starting in fiscal 2003.

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

            In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. In applying the provisions of SFAS 144, the Company defined a "component of an entity" as a geographical/geological pool used for depletion purposes. As such, the disposition of all of the wells in the New York Medina formation was classified as a discontinued operation. Well dispositions in Ohio and Pennsylvania did not result in the liquidation of a pool, so the proceeds from the sale of those wells reduced oil and gas properties, with no gain or loss recognized. Results of operations relating to the Ohio and Pennsylvania wells prior to their disposition are included in continuing operations.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable in a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures for the year ended December 31, 2002, and the Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows in the future.


(3)      ACQUISITIONS
         On July 11, 2002, the Company acquired net reserves totaling 4.2 Bcfe (billion cubic feet of natural gas equivalent) for a cash payment of $1.2 million. The Company previously held a production payment on these properties through December 31, 2002.

         During the second quarter of 2002, the Company acquired the assets of a drilling consulting and frac tank rental business for $1.6 million.

(4)      DISPOSITIONS AND DISCONTINUED OPERATIONS
         On December 10, 2002, the Company sold 962 oil and natural gas wells in New York and Pennsylvania. The sale included substantially all of the Company's Medina formation wells in New York and a smaller number of Pennsylvania Medina wells. The properties had approximately 23 Bcfe of total proved reserves. At the time of the sale, the Company's net production from these wells was approximately 3.9 Mmcfe (million cubic feet of natural gas equivalent) per day (4 Mcfe (thousand cubic feet of natural gas equivalent) per day per well). The Company disposed of these properties due to the low production volume per well and high cost characteristics. The wells sold had proved developed reserves using Securities and Exchange Commission ("SEC") pricing parameters of approximately 19.4 Bcfe and proved undeveloped reserves of approximately 3.6 Bcfe.

         The sale resulted in proceeds of approximately $16.2 million. On December 10, 2002, the Company received $15.5 million in cash with the remaining amount of approximately $700,000 received in February 2003. The proceeds were used to pay down the Company's revolving credit facility. As a result of the sale, the Company disposed of all of its properties producing from the New York Medina formation. As a result of the disposition of the entire New York Medina geographical/geological pool, the Company recorded a loss on sale of $3.2 million ($1.8 million net of tax). According to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposition of this group of wells is classified as discontinued operations. The loss on the sale of the New York Medina wells and the related results of these properties have been reclassified as discontinued operations for all periods presented.

         This transaction was completed during December 2002. In accordance with SFAS 144, the Company was required to reclassify the assets, liabilities and results of its operations in the New York Medina as discontinued operations for all accounting periods presented. Although both revenues and expenses for prior periods were reclassified, there was no impact upon previously reported net earnings.

         The Company allocates interest expense to operating areas based on the proportionate share of net assets of the area to the Company's consolidated net assets. The amounts of interest expense allocated to the New York Medina geographical/geological pool and included in income (loss) from discontinued operations for the years ended December 31, 2002, 2001 and 2000, were $1.5 million, $1.7 million and $1.6 million, respectively.

         Revenues and (loss) income from discontinued operations are as follows:



                                                                             YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   2002             2001             2000
                                                               --------------   --------------   --------------
Revenue from discontinued operations                                 $ 9,245         $ 12,646         $ 12,949

Income from operations of discontinued business                        $ 960          $ 1,155          $ 1,514
Provision for income taxes                                               408              464              614
                                                               --------------   --------------   --------------
                                                                         552              691              900

Loss on sale of discontinued business                                 (3,188)
Income tax benefit                                                    (1,356)
                                                               --------------
                                                                      (1,832)
                                                               --------------   --------------   --------------
(Loss) income from discontinued operations, net of tax              $ (1,280)           $ 691            $ 900
                                                               ==============   ==============   ==============

         Assets and liabilities of the discontinued operations are as follows:




                                                      DECEMBER 31,
                                            -------------------------------
                                                2002             2001
                                            --------------   --------------
Assets
      Current assets                              $     -         $    825
      Net property and equipment                    1,066           16,798
                                            --------------   --------------
Total assets                                      $ 1,066         $ 17,623
                                            ==============   ==============

Liabilities
      Current liabilities                         $   335         $     47
      Noncurrent deferred tax liability                 -            4,557
                                            --------------   --------------
Total liabilities                                 $   335         $  4,604
                                            --------------   --------------
Net assets of discontinued operations             $   731         $ 13,019
                                            ==============   ==============

         A transaction fee of approximately $230,000 will be paid in 2003 to TPG in connection with the sale. The fee is payable to TPG pursuant to a Transaction Advisory Agreement entered into in 1997 between the Company and TPG.

         During 2002, the Company completed the sale of six natural gas compressors in Michigan to a compression services company. The proceeds of approximately $2.0 million were used to pay down the Company's revolving credit facility. The Company also entered into an agreement to leaseback the compressors from the compression services company, which will provide full compression services including maintenance and repair on these and other compressors. Certain compressors will also be relocated to maximize compression efficiency. A gain on the sale of $168,000 was deferred and will be amortized as rental expense over the life of the lease.

         On August 1, 2002, the Company sold oil and gas properties consisting of 1,138 wells in Ohio that had approximately 10 Bcfe of proved reserves. At the time of the sale, the Company's net production from these wells was approximately 3.1 Mmcfe per day (3 Mcfe per day per well). The Company disposed of these properties due to the low production volume per well and high operating costs per well. The proceeds of approximately $8.0 million were used to pay down the Company's revolving credit facility.

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

         At December 31, 1999, using SEC pricing parameters, Peake had proved developed reserves of approximately 66.5 Bcfe and proved undeveloped reserves of approximately 3.7 Bcfe. At the time of the sale, Peake's reserves represented 20.2% of the Company's total proved reserves. The unaudited pro forma results of operations of the Company for the year ended December 31, 2000 are as follows: revenues of $113.8 million. The pro forma effects on net income were not material. The unaudited pro forma information presented above assumes the disposition occurred prior to the period presented and does not purport to be indicative of the results that actually would have been obtained and is not intended to be a projection of future results or trends.

(5)      DERIVATIVES AND HEDGING

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At December 31, 2002, the Company's derivative contracts consisted of natural gas swaps and natural gas costless collars. All of these NYMEX based derivative contracts were designated as cash flow hedges.

         Adoption of SFAS 133 on January 1, 2001 resulted in recording a $10.5 million ($6.7 million net of tax) net liability related to the decline in fair value of the Company's derivative financial instruments with a corresponding reduction in shareholders' equity to other comprehensive loss. The net liability consisted of $11.8 million in current fair value of derivative liabilities and $1.3 million in current fair value of derivative assets. The fair value of derivative assets and liabilities represents the difference between hedged prices and market prices on hedged volumes of natural gas as of December 31, 2002. During 2002, a net gain on contract settlements of $22.1 million ($14.0 million after tax) was reclassified from accumulated other comprehensive income to earnings and the fair value of open hedges decreased by $8.6 million ($5.5 million after tax). At December 31, 2002, the estimated net losses in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are approximately $2.5 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2005.

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

         The following table summarizes, as of December 31, 2002, the Company's net deferred gains on terminated natural gas hedges. Cash has been received and the deferred gains recorded in accumulated other comprehensive income. The deferred gains have been or will be recognized as increases to gas sales revenues during the periods in which the underlying forecasted transactions are recognized in net income (loss).





           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER    TOTAL
           -------------   --------------   -------------   --------------    -----
                                         (IN THOUSANDS)
   2002       $ 4,521          $ 5,620          $ 5,188         $ 4,560      $ 19,889
   2003           723              865              771             585         2,944



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

         The following tables reflect the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) at December 31, 2002:


                                NATURAL GAS SWAPS                           NATURAL GAS COLLARS
                        --------------------------------------- ---------------------------------------------
                                                   ESTIMATED                 NYMEX PRICE         ESTIMATED
                                   NYMEX PRICE   WELLHEAD PRICE               PER MMBTU       WELLHEAD PRICE
QUARTER ENDING            BBTU      PER MMBTU        PER MCF       BBTU       FLOOR/CAP          PER MCF
---------------------   --------   -----------   -------------- ----------  ---------------  ----------------
March 31, 2003            1,800       $ 3.92         $ 4.17        1,290     $ 3.40 - 5.23    $ 3.65 - 5.48
June 30, 2003             1,800         3.92           4.07        1,290       3.40 - 5.23      3.55 - 5.38
September 30, 2003        1,800         3.92           4.07        1,290       3.40 - 5.23      3.55 - 5.38
December 31, 2003         1,800         3.92           4.14        1,290       3.40 - 5.23      3.62 - 5.45
                        --------  -----------   ------------     --------  ----------------  ---------------
                          7,200       $ 3.92         $ 4.12        5,160     $ 3.40 - 5.23    $ 3.59 - 5.42
                        ========  ===========   ============     ========  ================  ===============

March 31, 2004            2,040       $ 3.84         $ 4.09
June 30, 2004             2,040         3.84           3.99
September 30, 2004        2,040         3.84           3.99
December 31, 2004         2,040         3.84           4.06
                        --------  -----------   ------------
                          8,160       $ 3.84         $ 4.03
                        ========  ===========   ============

March 31, 2005            1,500       $ 3.84         $ 4.09
June 30, 2005             1,500         3.73           3.88
September 30, 2005        1,500         3.73           3.88
December 31, 2005         1,500         3.73           3.95
                        --------  -----------   ------------
                          6,000       $ 3.76         $ 3.95
                        ========  ===========   ============

         BBTU - BILLION BRITISH THERMAL UNITS
         MMBTU - MILLION BRITISH THERMAL UNITS
         MCF - THOUSAND CUBIC FEET

(6)      SEVERANCE AND OTHER NONRECURRING EXPENSE
         On October 10, 2002, the Company combined its Pennsylvania/New York District with its Ohio District to form a new "Appalachian District". A total of 28 positions were eliminated in the Ohio and Pennsylvania/New York Districts and in the corporate office. These actions were necessary to capitalize on operational and administrative efficiencies and bring the Company's employment level in line with current and anticipated future staffing. The Company recorded a nonrecurring charge of approximately $700,000 in the fourth quarter of 2002 related to severance and other costs associated with these actions.

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

         The Company expensed approximately $241,000 in 2000 for costs primarily associated with investment banking fees, an abandoned acquisition effort and the abandonment of a proposed public offering of a royalty trust.

(7)      DETAILS OF BALANCE SHEETS




                                                               DECEMBER 31,
                                                     ----------------------------------
                                                          2002               2001
                                                     ---------------    ---------------
                                                              (IN THOUSANDS)
ACCOUNTS RECEIVABLE
      Accounts receivable                                 $   7,610          $   6,701
      Allowance for doubtful accounts                        (1,588)            (1,684)
      Oil and gas production receivable                       8,417              7,789
      Current portion of notes receivable                       213                529
                                                     ---------------    ---------------
                                                          $  14,652          $  13,335
                                                     ===============    ===============
INVENTORIES
      Oil                                                 $     665          $   1,352
      Natural gas                                                18                 27
      Material, pipe and supplies                               165                316
                                                     ---------------    ---------------
                                                          $     848          $   1,695
                                                     ===============    ===============
PROPERTY AND EQUIPMENT, GROSS
OIL AND GAS PROPERTIES
      Producing properties                                $ 406,336          $ 395,814
      Non-producing properties                               14,291             12,066
      Other                                                  17,613             15,674
                                                     ---------------    ---------------
                                                          $ 438,240          $ 423,554
                                                     ===============    ===============
LAND, BUILDINGS, MACHINERY AND EQUIPMENT
      Land, buildings and improvements                    $   5,168          $   5,144
      Machinery and equipment                                17,580             18,023
                                                     ---------------    ---------------
                                                          $  22,748          $  23,167
                                                     ===============    ===============
ACCRUED EXPENSES
      Accrued expenses                                    $   5,870          $   4,830
      Accrued drilling and completion costs                   3,480                827
      Accrued income taxes                                       85                 93
      Ad valorem and other taxes                              1,619              1,903
      Compensation and related benefits                       2,222              2,748
      Undistributed production revenue                        4,491              4,017
                                                     ---------------    ---------------
                                                          $  17,767          $  14,418
                                                     ===============    ===============

(8)      LONG-TERM DEBT
         Long-term debt consists of the following (in thousands):


                                              DECEMBER 31,
                                    ----------------------------------
                                         2002               2001
                                    ---------------     --------------
Revolving line of credit                  $ 26,764           $ 59,292
Senior subordinated notes                  225,000            225,000
Other                                          286                142
                                    ---------------     --------------
                                           252,050            284,434
Less current portion                           182                 19
                                    ---------------     --------------
Long-term debt                           $ 251,868          $ 284,415
                                    ===============     ==============


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

                June 15, 2002.................................. 104.938%
                June 15, 2003.................................. 103.292%
                June 15, 2004.................................. 101.646%
                June 15, 2005 and thereafter................... 100.000%

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

         On August 23, 2000, the Company obtained a new $125 million credit facility ("the Facility") comprised of a $100 million revolving credit facility ("the Revolver") and a $25 million term loan (the "Term Loan"). The Facility allowed for up to $40 million ($25 million under the Term Loan and $15 million under the Revolver) to be used to purchase the Company's outstanding 9 7/8% senior subordinated notes due 2007. No amounts were drawn under the Term Loan. The Term Loan commitment terminated on December 26, 2000 and the Company wrote off approximately $740,000 of unamortized deferred loan costs in 2000 due to the modification of borrowing capacity. Up to $40 million in letters of credit may be issued pursuant to the conditions of the Revolver.

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

         During 2002, amendments to the Company's $100 million revolving credit facility extended the Revolver's final maturity date to December 31, 2005, from April 22, 2004, increased the letter of credit sub-limit from $30 million to $40 million and permitted the Company to enter into the transactions to sell oil and gas properties consisting of 1,138 wells in Ohio and 962 wells in New York and Pennsylvania.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 extended through September 30, 2005; and a senior debt leverage ratio of 2.7 to 1 extended through September 30, 2005. The amendment extended the early termination fee, equal to .125% of the Revolver, through December 31, 2004. There is no termination fee after December 31, 2004. The Company is required to hedge, through financial instruments or fixed price contracts, at least 20% but not more than 80% of its estimated hydrocarbon production, on a Mcfe basis, for the succeeding 12 months on a rolling 12-month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through May 2005.

         The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At December 31, 2002, the interest rate was 6.25%. At December 31, 2002, the Company had $18.4 million of outstanding letters of credit. At December 31, 2002, the outstanding balance under the credit agreement was $26.8 million with $54.8 million of borrowing capacity available for general corporate purposes.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at December 31, 2002, was $4.14 per Mcfe. The present value (using a 10% discount rate) of the Company's future net income at December 31, 2002, using the borrowing base price forecast was $358 million. The present value under the borrowing base formula above, was approximately $210 million for all proved reserves of the Company and $152 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio of 2.7 to 1. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of December 31, 2002, the Company's current ratio including the above adjustments was 3.48 to 1. The Company had satisfied all financial covenants as of December 31, 2002.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. On March 21, 2000, the Company terminated several interest rate swaps covering $80 million of swaps which resulted in a gain of $1.3 million. The remaining swap arrangements covering $40 million of debt expired in October 2000.

         At December 31, 2002, the aggregate long-term debt maturing in the next five years is as follows: $182,000 (2003); $5,000 (2004); $26,770,000 (2005);
$6,000 (2006) and $225,087,000 (2007 and thereafter).

(9)      LEASES
         The Company leases certain computer equipment, vehicles, natural gas compressors and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $2.8 million, $2.9 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company also leases certain computer equipment accounted for as capital leases. Property and equipment includes $747,000 and $647,000 of computer equipment under capital leases at December 31, 2002 and 2001, respectively. Accumulated depreciation for such equipment includes approximately $523,000 and $289,000 at December 31, 2002 and 2001, respectively.

         Future minimum commitments under leasing arrangements at December 31, 2002 were as follows:


YEAR ENDING DECEMBER 31, 2002                       OPERATING LEASES    CAPITAL LEASES
-------------------------------------------------   ----------------    --------------
                                                              (IN THOUSANDS)
2003                                                      $ 3,407          $   134
2004                                                        2,611               72
2005                                                        2,231               --
2006                                                        1,945               --
2007 and thereafter                                         1,399               --
                                                    --------------   --------------
Total minimum rental payments                            $ 11,593              206
                                                    ==============
Less amount representing interest                                                2
                                                                     --------------
Present value of net minimum rental payments                                   204
Less current portion                                                           133
                                                                     --------------
Long-term capitalized lease obligations                                     $   71
                                                                     ==============



(10)     STOCK OPTION PLANS
         In connection with the TPG merger, certain executives of the Company agreed not to exercise or surrender certain stock options granted under the Company's 1991 stock option plan. On June 27, 1997, these options were exchanged for 165,083 in new stock options. As of December 31, 2002, none of these options were outstanding. No additional options may be granted under the 1991 plan.

         The Company has a 1997 non-qualified stock option plan under which it is authorized to issue up to 1,824,195 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. As of December 31, 2002, options to purchase 684,456 shares were outstanding under the plan. These options, except for the 100,000 options described below, become exercisable at a rate of one fourth of the shares one year from the date of grant and an additional one twelfth of the remaining shares on every three-month anniversary thereafter. The remaining 100,000 options become exercisable at a rate of one fourth of the shares on the last day of each quarter commencing June 30, 2003.

         During 2002 and 2001, certain employees that retired or were previously terminated elected to put their vested stock options back to the Company. As a result, the Company paid approximately $30,000 and $772,000 to purchase and cancel 13,814 and 219,644 options during 2002 and 2001, respectively.

         Stock option activity consisted of the following:





                                                                           WEIGHTED
                                                                           AVERAGE
                                                        NUMBER OF          EXERCISE
                                                         SHARES              PRICE
                                                     -------------       ------------
BALANCE AT DECEMBER 31, 1999                              756,298           $ 0.53
      Granted                                             274,692             0.22
      Forfeitures                                         (65,000)            5.83
      Exercised                                           (96,798)            0.01
                                                     -------------
BALANCE AT DECEMBER 31, 2000                              869,192             0.09
      Granted                                             358,500             3.14
      Forfeitures                                        (158,594)            0.56
      Exercised or put                                   (287,492)            0.08
      Reissued and repriced                              (227,500)            3.59
      Reissued and repriced                               227,500             2.14
                                                     -------------
BALANCE AT DECEMBER 31, 2001                              781,606             0.97
      Granted                                              35,000             2.14
      Forfeitures                                         (52,999)            1.58
      Exercised or put                                    (79,151)            0.07
                                                     -------------
BALANCE AT DECEMBER 31, 2002                              684,456             1.09
                                                     =============
OPTIONS EXERCISABLE AT DECEMBER 31, 2002                  310,879           $ 0.41
                                                     =============



         The weighted average fair value of options granted during 2002, 2001 and 2000 was $0.52, $0.79 and $0.07, respectively. The exercise price for the options outstanding as of December 31, 2002 ranged from $0.01 to $2.14 per share. At December 31, 2002, the weighted average remaining contractual life of the outstanding options is 7.4 years.

(11)     TAXES
         The provision (benefit) for income taxes on income from continuing operations before extraordinary item includes the following (in thousands):


                                YEAR ENDED DECEMBER 31,
                   --------------------------------------------------
                        2002             2001              2000
                   ---------------  ---------------   ---------------
CURRENT
    Federal                $ (190)           $ 114             $ 290
    State                      76               --                 1
                   ---------------  ---------------   ---------------
                             (114)             114               291
DEFERRED
    Federal                 2,140           (1,004)            1,543
    State                     430              (65)              (80)
                   ---------------  ---------------   ---------------
                            2,570           (1,069)            1,463
                   ---------------  ---------------   ---------------
    TOTAL                 $ 2,456           $ (955)          $ 1,754
                   ===============  ===============   ===============

         The effective tax rate for income from continuing operations before extraordinary item differs from the U.S. federal statutory tax rate as follows:


                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                      2002           2001            2000
                                                    ------------   -------------   ------------
Statutory federal income tax rate                       35.0 %          35.0 %         35.0 %
Increases (reductions) in taxes resulting from:
   State income taxes, net of federal tax benefit        5.3              --            2.3
   Settlement of IRS exam and other tax issues            --           (40.9)            --
   Change in valuation allowance                          --           (14.5)          (1.6)
   Other, net                                           (0.7)            0.6           (1.8)
                                                    ------------   -------------   ------------
Effective income tax rate for the period                39.6 %         (19.8)%         33.9 %
                                                    ============   =============   ============



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

         Significant components of deferred income tax liabilities and assets are as follows (in thousands):


                                                      DECEMBER 31,       DECEMBER 31,
                                                          2002               2001
                                                     ---------------    ---------------
Deferred income tax liabilities:
   Property and equipment, net                             $ 46,698           $ 40,529
   Fair value of derivatives                                     --              8,627
   Other, net                                                    --              1,608
                                                     ---------------    ---------------
     Total deferred income tax liabilities                   46,698             50,764
Deferred income tax assets:
   Accrued expenses                                           2,666              1,338
   Fair value of derivatives                                  2,449                 --
   Net operating loss carryforwards                          22,900             25,401
   Tax credit carryforwards                                     913              1,103
   Other, net                                                   514                610
   Valuation allowance                                       (1,140)            (1,140)
                                                     ---------------    ---------------
     Total deferred income tax assets                        28,302             27,312
                                                     ---------------    ---------------
     Net deferred income tax liability                     $ 18,396           $ 23,452
                                                     ===============    ===============

   Current liability                                           $ --            $ 5,470
   Long-term liability                                       22,596             17,982
   Current asset                                             (4,200)                --
                                                     ---------------    ---------------
     Net deferred income tax liability                     $ 18,396           $ 23,452
                                                     ===============    ===============



         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2002 relates principally to certain net operating loss carryforwards which management estimates will expire before they can be utilized.

         At December 31, 2002, the Company had approximately $56 million of net operating loss carryforwards available for federal income tax reporting purposes. These net operating loss carryforwards, if unused, will expire in 2012, 2018 and 2019. The Company has alternative minimum tax credit carryforwards of approximately $900,000 which have no expiration date. The Company has approximately $1.0 million of statutory depletion carryforwards, which have no expiration date.

(12)     PROFIT SHARING AND RETIREMENT PLANS
         The Company has a non-qualified profit sharing arrangement under which the Company contributes discretionary amounts determined by the compensation committee of its Board of Directors based on attainment of performance targets. Amounts are allocated to substantially all employees based on relative compensation. The Company expensed $1.1 million, $1.4 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, for contributions to the profit sharing plan and discretionary bonuses. All amounts were paid in cash.

         As of December 31, 2002, the Company has a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Eligible employees may make voluntary contributions which the Company matches $1.00 for every $1.00 contributed up to 4% of an employee's annual compensation and a $0.50 match for every $1.00 contributed up to the next 2% of compensation. Retirement plan expense amounted to $557,000, $550,000 and $650,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Prior to January 1, 2002, the Company matched $0.50 for every $1.00 contributed up to 6% of an employee's annual compensation on voluntary contributions and an amount equal to 2% of participants' compensation was contributed by the Company to the plan each year. Effective January 1, 2002, the previous contribution made by the Company in the amount equal to 2% of participants' compensation each year was eliminated.

(13)     COMMITMENTS AND CONTINGENCIES
         In April 2002, the Company was notified of a claim by an overriding royalty interest owner in Michigan alleging the underpayment of royalty resulting from disputes as to the interpretation of the terms of several farmout agreements. The Company believes there will be no material amount payable above and beyond the amount accrued as of December 31, 2002 and therefore, the result will have no material adverse effect on its financial position, results of operation or cash flows.

         The Company was audited by the state of West Virginia for the years 1996 through 1998. The state assessed taxes which the Company has contested and filed a petition for reassessment. In February 2003, the Company was notified by the State Tax Commissioner of West Virginia that the Company's petition for reassessment had been denied and taxes due, plus accrued interest, are now payable. The Company disagrees with the decision and will appeal. The Company believes there will be no material amount payable above and beyond the amount accrued as of December 31, 2002 and therefore, the result will have no material adverse effect on its financial position, results of operations or cash flows.

         In February 2000, four individuals filed a suit in Chautauqua County, New York on their own behalf and on the behalf of others similarly situated, seeking damages for the alleged difference between the amount of lease royalties actually paid and the amount of royalties that allegedly should have been paid. Other natural gas producers in New York were served with similar complaints. The Company believes the complaint is without merit and is defending the complaint vigorously. Although the outcome is still uncertain, the Company believes the action will not have a material adverse effect on its financial position, results of operations or cash flows. The Company no longer owns the wells that were subject to the suit.

         The Company was subject to binding arbitration on an issue regarding the valuation of shares of common stock put back to the Company in 1999 pursuant to a former executive officer's employment agreement. In March 2003, the arbitrator ruled that the Company must repurchase 31,168 shares of common stock for approximately $337,000 plus interest from the date of the employment agreement. The Company will pay approximately $516,000 in 2003 based on the ruling. The Company has reported the stock purchase as treasury stock in 2002 and has also accrued the interest amount through December 31, 2002.

         The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         Environmental costs, if any, are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed as incurred. Expenditures that extend the life of the related property or reduce or prevent future environmental contamination are capitalized. Liabilities related to environmental matters are only recorded when an environmental assessment and/or remediation obligation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable. At December 31, 2002, no significant environmental remediation obligation exists which is expected to have a material effect on the Company's financial position, results of operations or cash flows.

(14)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                       YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
(IN THOUSANDS)                                                     2002          2001          2000
                                                                -----------   -----------   -----------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $ 23,750      $ 27,737      $ 30,634
   Income taxes, net of refunds                                       (221)          359             1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term liabilities         281           443           239


(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long-term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $225 million in senior subordinated notes had an approximate fair value of $196 million at December 31, 2002 based on quoted market prices.

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At December 31, 2002, the Company's derivative contracts consisted of natural gas swaps and natural gas costless collars. All of these NYMEX based derivative contracts are designated as cash flow hedges. The Company incurred a pre-tax gain on its hedging activities of $21.6 million in 2002, $4.5 million in 2001 and a pre-tax loss on its hedging activities of $9.3 million in 2000. At December 31, 2002, the fair value of futures contracts covering 2003 through 2005 natural gas production represented an unrealized loss of $9.9 million.

(16)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES
         The following disclosures of costs incurred related to oil and gas activities are presented in accordance with SFAS 69 and include both continuing and discontinued operations.


                                          YEAR ENDED DECEMBER 31,
                                --------------------------------------------
(IN THOUSANDS)                      2002            2001           2000
                                -------------   -------------   ------------
Acquisition costs:
   Proved properties               $ 1,724         $ 2,399          $ 220
   Unproved properties               5,364           5,574          2,093
Developmental costs                 16,222          23,409         13,849
Exploratory costs                   16,282           8,346          8,528




PROVED OIL AND GAS RESERVES (UNAUDITED)
         The Company's proved developed and proved undeveloped reserves are all located within the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made. The estimates of proved reserves as of December 31, 2002, 2001 and 2000 have been reviewed by Wright & Company, Inc., independent petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the periods indicated:


                                         OIL               GAS
                                     (MBBL) (1)         (MMCF) (2)           MMCFE (3)
                                    --------------    ---------------    ---------------
DECEMBER 31, 1999                           6,699            306,691            346,885
Extensions and discoveries                    386             15,622             17,938
Purchase of reserves in place                  --              7,223              7,223
Sale of reserves in place                    (606)           (65,567)           (69,203)
Revisions of previous estimates             2,766            129,597            146,193
Production                                   (592)           (20,037)           (23,589)
                                    --------------    ---------------    ---------------
DECEMBER 31, 2000                           8,653            373,529            425,447
Extensions and discoveries                    285             13,591             15,301
Purchase of reserves in place                  --             28,557             28,557
Sale of reserves in place                     (54)            (1,129)            (1,453)
Revisions of previous estimates            (2,651)           (61,780)           (77,686)
Production                                   (646)           (18,541)           (22,417)
                                    --------------    ---------------    ---------------
DECEMBER 31, 2001                           5,587            334,227            367,749
Extensions and discoveries                     32              2,382              2,574
Purchase of reserves in place                  13             21,300             21,378
Sale of reserves in place                    (741)           (29,179)           (33,625)
Revisions of previous estimates             2,206             23,894             37,130
Production                                   (523)           (17,106)           (20,244)
                                    --------------    ---------------    ---------------
DECEMBER 31, 2002                           6,574            335,518            374,962
                                    ==============    ===============    ===============

PROVED DEVELOPED RESERVES
December 31, 2000                           5,954            251,747            287,471
                                    ==============    ===============    ===============
December 31, 2001                           4,788            218,148            246,876
                                    ==============    ===============    ===============
December 31, 2002                           4,103            206,719            231,337
                                    ==============    ===============    ===============

(1)  THOUSAND BARRELS     (2) MILLION CUBIC FEET     (3)  MILLION CUBIC FEET EQUIVALENT


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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:




                                                                 DECEMBER 31,
                                               -------------------------------------------------
                                                   2002              2001             2000
                                               --------------   ---------------   --------------
                                                                (IN THOUSANDS)
Estimated future cash inflows (outflows)
   Revenues from the sale of oil and gas         $ 1,855,414       $ 1,075,151      $ 3,835,298
   Production costs                                 (423,643)         (396,654)        (633,567)
   Development costs                                (167,295)         (130,723)        (171,458)
                                               --------------   ---------------   --------------
Future net cash flows before income taxes          1,264,476           547,774        3,030,273
Future income taxes                                 (412,193)         (133,992)      (1,037,843)
                                               --------------   ---------------   --------------
Future net cash flows                                852,283           413,782        1,992,430
10% timing discount                                 (519,464)         (231,920)      (1,171,666)
                                               --------------   ---------------   --------------
Standardized measure of discounted
   future net cash flows                           $ 332,819         $ 181,862        $ 820,764
                                               ==============   ===============   ==============


         At December 31, 2002, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. The weighted average prices for the total proved reserves at December 31, 2002 were $4.99 per Mcf of natural gas and $27.81 per barrel of oil. The Company does not include its natural gas hedging financial instruments, consisting of natural gas swaps and collars, in the determination of its oil and gas reserves.

         The principal sources of changes in the standardized measure of future net cash flows are as follows:




                                                                 YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2002            2001           2000
                                                       -------------   -------------   ------------
                                                                     (IN THOUSANDS)
Beginning of year                                         $ 181,862      $  820,764      $ 216,888
Sale of oil and gas, net of production costs                (73,351)        (72,132)       (56,416)
Extensions and discoveries, less related estimated
   future development and production costs                    7,153           8,721         69,990
Purchase of reserves in place less
   estimated future production costs                         26,385           7,924         13,383
Sale of reserves in place less
   estimated future production costs                        (16,727)         (3,226)       (50,817)
Revisions of previous quantity estimates                     53,423         (63,294)       445,976
Net changes in prices and production costs                  239,368      (1,026,055)       608,442
Change in income taxes                                     (103,641)        371,059       (363,561)
Accretion of 10% timing discount                             22,499         123,495         26,751
Changes in production rates (timing) and other               (4,152)         14,606        (89,872)
                                                       -------------   -------------   ------------
End of year                                               $ 332,819      $  181,862      $ 820,764
                                                       =============   =============   ============



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

MAJOR CUSTOMERS
         One customer accounted for more than 10% of consolidated revenues during each of the years ended December 31, 2002, 2001 and 2000, sales to which amounted to $12.9 million, $21.0 million and $21.6 million, respectively.

(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         The results of operations for the four quarters of 2002 and 2001 are shown below (in thousands).

                                                           FIRST         SECOND        THIRD         FOURTH
                                                         -----------   -----------   -----------   -----------
2002
Sales and other operating revenues                         $ 28,488      $ 30,217      $ 26,561      $ 26,820
Gross profit                                                  9,488         9,706         8,045         5,447
Income (loss) from continuing operations                      1,509         2,118         1,068          (950)
(Loss) income from discontinued operations, net of tax          (65)          462            75        (1,752)
Net income (loss)                                             1,444         2,580         1,143        (2,702)

2001
Sales and other operating revenues                         $ 29,993      $ 29,435      $ 27,989      $ 29,422
Gross profit                                                  9,508         9,456         8,125         5,836
Income (loss) from continuing operations                      1,396         3,564           706           110
Income (loss) from discontinued operations, net of tax          666           228           (24)         (179)
Net income (loss)                                             2,062         3,792           682           (69)




         During the fourth quarter of 2002, the Company recorded a loss on sale of $3.2 million ($1.8 million net of tax benefit) from discontinued operations (see note 4). Sales and gross profit from all prior quarters presented have been restated to reflect the discontinued operations.

         The Company reclassified certain gas marketing revenues and oilfield service revenues in the fourth quarter of 2002. This had no impact on gross profit or net income (loss). Prior quarters in 2002 have been restated to conform to the current presentation.

         During 2002, the Company recorded exploratory dry hole expense of approximately $4.6 million, of which $2.2 million was incurred in the fourth quarter.

(19)     SUBSEQUENT EVENT
         In February 2003, the Company purchased reserves in certain wells the Company operates in Michigan for $3.75 million in cash. These properties were subject to a prior monetization transaction of the Section 29 tax credits which the Company entered into in 1996. The Company had the option to purchase these properties beginning in 2003. The Company previously held a production payment on these properties including a 75% reversionary interest in certain future production. The Company purchased those reserve volumes beyond its currently held production payment along with the 25% reversionary interest not owned. The estimated volumes acquired were 4.4 Bcf of proved developed producing gas reserves.