Form 10-Q
period 2003-03-31
BELDEN & BLAKE CORP /OH/
filed 2003-05-14
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________________ to ___________________

Commission File Number:     0-20100

                           BELDEN & BLAKE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                   34-1686642
--------------------------------                 -------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

         5200 Stoneham Road
         North Canton, Ohio                                    44720
----------------------------------------                 ------------------
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

         As of April 30, 2003, Belden & Blake Corporation had outstanding 10,316,095 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------


                                                                                                    PAGE
                                                                                                    ----
PART I Financial Information:
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 2003 and
                  December 31, 2002................................................................    1

               Consolidated Statements of Operations for the three
                  months ended March 31, 2003 and 2002 ............................................    2

               Consolidated Statements of Shareholders' Equity (Deficit)
                  for the three months ended March 31, 2003 and the years ended
                  December 31, 2002 and 2001.......................................................    3

               Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2003 and 2002 ............................................    4

               Notes to Consolidated Financial Statements..........................................    5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................    8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................   17

     Item 4.   Controls and Procedures.............................................................   19

PART II Other Information

     Item 6.   Exhibits and Reports on Form 8-K....................................................   20

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2003                 2002
                                                                                   -----------         ------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $   1,058          $   1,722
    Accounts receivable, net                                                           19,667             14,652
    Inventories                                                                           851                848
    Deferred income taxes                                                               6,530              4,200
    Other current assets                                                                1,692              1,341
    Assets of discontinued operations                                                     343              1,066
                                                                                    ---------          ---------
              TOTAL CURRENT ASSETS                                                     30,141             23,829

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                                450,888            438,240
    Gas gathering systems                                                              15,160             14,482
    Land, buildings, machinery and equipment                                           22,910             22,748
                                                                                    ---------          ---------
                                                                                      488,958            475,470
    Less accumulated depreciation, depletion and amortization                         242,179            243,596
                                                                                    ---------          ---------
              PROPERTY AND EQUIPMENT, NET                                             246,779            231,874
FAIR VALUE OF DERIVATIVES                                                                 533                  3
OTHER ASSETS                                                                            7,837              8,139
                                                                                    ---------          ---------
                                                                                    $ 285,290          $ 263,845
                                                                                    =========          =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                $   6,186          $   5,661
    Accrued expenses                                                                   23,337             17,767
    Current portion of long-term liabilities                                              771                315
    Fair value of derivatives                                                          11,212              5,486
    Liabilities of discontinued operations                                                333                335
                                                                                    ---------          ---------
              TOTAL CURRENT LIABILITIES                                                41,839             29,564

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                      30,956             26,868
    Senior subordinated notes                                                         225,000            225,000
    Other                                                                               4,128                 91
                                                                                    ---------          ---------
                                                                                      260,084            251,959

FAIR VALUE OF DERIVATIVES                                                               6,983              4,371
DEFERRED INCOME TAXES                                                                  23,523             22,596

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
      58,000,000 shares; issued 10,516,574 and 10,490,440 shares
      (which includes 199,494 and 194,890 treasury shares, respectively)                1,032              1,030
    Paid in capital                                                                   107,105            107,118
    Deficit                                                                          (145,564)          (148,332)
    Accumulated other comprehensive loss                                               (9,712)            (4,461)
                                                                                    ---------          ---------
              TOTAL SHAREHOLDERS' DEFICIT                                             (47,139)           (44,645)
                                                                                    ---------          ---------
                                                                                    $ 285,290          $ 263,845
                                                                                    =========          =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                  2003                2002
                                                                                --------           ---------
REVENUES
    Oil and gas sales                                                           $ 19,427            $ 21,858
    Gas gathering, marketing, and oilfield service                                 8,104               6,630
    Other                                                                            183                 499
                                                                                --------            --------
                                                                                  27,714              28,987
EXPENSES
    Production expense                                                             4,503               4,867
    Production taxes                                                                 673                 443
    Gas gathering, marketing, and oilfield service                                 7,514               5,030
    Exploration expense                                                            2,242               2,589
    General and administrative expense                                             1,174               1,202
    Franchise, property and other taxes                                               71                  71
    Depreciation, depletion and amortization                                       4,331               6,000
    Accretion expense                                                                 86                  --
    Derivative fair value loss                                                       277                 427
                                                                                --------            --------
                                                                                  20,871              20,629
                                                                                --------            --------
OPERATING INCOME                                                                   6,843               8,358

OTHER EXPENSE
    Interest expense                                                               6,216               5,894
                                                                                --------            --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              627               2,464
    Provision for income taxes                                                       232                 955
                                                                                --------            --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                         395               1,509
Loss from discontinued operations, net of tax                                        (24)                (65)
                                                                                --------            --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                             371               1,444
Cumulative effect of change in accounting principle, net of tax                    2,397                  --
                                                                                --------            --------
NET INCOME                                                                      $  2,768            $  1,444
                                                                                ========            ========


See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                                                OTHER       TOTAL
                                              COMMON    COMMON     PAID IN                  COMPREHENSIVE   EQUITY
                                              SHARES     STOCK     CAPITAL      DEFICIT         INCOME     (DEFICIT)
                                              ------    ------     -------      -------     -------------  ---------

JANUARY 1, 2001                               10,303    $ 1,030   $ 107,921   $ (157,264)     $     --    $ (48,313)
Comprehensive income:
Net income                                                                         6,467                      6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                       (6,691)      (6,691)
   Change in derivative fair value                                                              24,667       24,667
   Reclassification adjustment for
     derivative (gain) loss reclassified
     into oil and gas sales                                                                     (2,889)      (2,889)
                                                                                                          ---------
Total comprehensive income                                                                                   21,554
                                                                                                          ---------
Stock options exercised                           68          7          (1)                                      6
Stock-based compensation                                                275                                     275
Repurchase of stock options                                            (772)                                   (772)
Tax benefit of repurchase of stock options
    and stock options exercised                                         260                                     260
Treasury stock                                   (81)        (8)       (281)                                   (289)
-------------------------------------------  -------    -------   ---------   ----------      --------    ---------
DECEMBER 31, 2001                             10,290      1,029     107,402     (150,797)       15,087      (27,279)
Comprehensive income:
Net income                                                                         2,465                      2,465
Other comprehensive income, net of tax:
   Change in derivative fair value                                                              (5,518)      (5,518)
   Reclassification adjustment for
     derivative (gain) loss reclassified
     into oil and gas sales                                                                    (14,030)     (14,030)
                                                                                                          ---------
Total comprehensive income                                                                                  (17,083)
                                                                                                          ---------
Stock options exercised                           65          7          (2)                                      5
Stock-based compensation                                                 82                                      82
Repurchase of stock options                                             (29)                                    (29)
Tax benefit of repurchase of stock options
    and stock options exercised                                          57                                      57
Treasury stock                                   (59)        (6)       (392)                                   (398)
-------------------------------------------  -------    -------   ---------   ----------      --------    ---------
DECEMBER 31, 2002                             10,296      1,030     107,118     (148,332)       (4,461)     (44,645)
Comprehensive income:
Net income                                                                         2,768                      2,768
Other comprehensive income, net of tax:
   Change in derivative fair value                                                              (4,791)      (4,791)
   Reclassification adjustment for
     derivative (gain) loss reclassified
     into oil and gas sales                                                                       (460)        (460)
                                                                                                          ---------
Total comprehensive income                                                                                   (2,483)
                                                                                                          ---------
Stock options exercised                           26          3          --                                       3
Stock-based compensation                                                 18                                      18
Repurchase of stock options                                             (48)                                    (48)
Tax benefit of repurchase of stock options
    and stock options exercised                                          26                                      26
Treasury stock                                    (5)        (1)         (9)                                    (10)
-------------------------------------------  -------    -------   ---------   ----------      --------    ---------
MARCH 31, 2003 (UNAUDITED)                    10,317    $ 1,032   $ 107,105   $ (145,564)     $ (9,712)   $ (47,139)
===========================================  =======    =======   =========   ==========      ========    =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                             2003              2002
                                                                           -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                      $   395            $ 1,509
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation, depletion and amortization                             4,331              6,000
        Accretion of discount on asset retirement obligations                   86                 --
        Loss on disposal of property and equipment                             277                 74
        Net monetization of derivatives                                         --             21,734
        Amortization of derivatives and other noncash hedging activities      (446)            (3,780)
        Exploration expense                                                  2,242              2,589
        Deferred income taxes                                                  206                955
        Stock-based compensation                                                18                 21
        Change in operating assets and liabilities, net of
          effects of acquisition and disposition of businesses:
            Accounts receivable and other operating assets                  (5,366)              (251)
            Inventories                                                         (3)                87
            Accounts payable and accrued expenses                            6,095              5,231
                                                                           -------            -------
               NET CASH PROVIDED BY CONTINUING OPERATIONS                    7,835             34,169

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                         (3,752)                --
    Disposition of businesses, net of cash                                     100                250
    Proceeds from property and equipment disposals                             118                 28
    Exploration expense                                                     (2,242)            (2,589)
    Additions to property and equipment                                     (7,253)            (6,409)
    Increase in other assets                                                   (18)               (31)
                                                                           -------            -------
               NET CASH USED IN INVESTING ACTIVITIES                       (13,047)            (8,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                                  47,443             28,671
    Repayment of long-term debt and other obligations                      (43,549)           (54,774)
    Proceeds from stock options exercised                                        3                  2
    Repurchase of stock options                                                (48)                --
    Tax benefit of repurchase of stock options and stock options exercised      26                 --
    Purchase of treasury stock                                                 (10)                (5)
                                                                           -------            -------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           3,865            (26,106)
                                                                           -------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS
    FROM CONTINUING OPERATIONS                                              (1,347)              (688)
NET INCREASE IN CASH AND CASH EQUIVALENTS
    FROM DISCONTINUED OPERATIONS                                               683                399
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,722              1,935
                                                                           -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,058            $ 1,646
                                                                           =======            =======

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 2003
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to conform to the current presentation.

(2)      NEW ACCOUNTING PRONOUNCEMENTS
         On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 143, "Accounting for Asset Retirement Obligations." SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to require the Company to recognize a liability for the fair value of its asset retirement obligations associated with its tangible, long-lived assets. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment (excluding salvage value) of its oil and gas properties. At January 1, 2003, there were no assets legally restricted for purposes of settling asset retirement obligations. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $4.0 million increase in long-term asset retirement obligation liabilities, a $621,000 increase in current asset retirement obligation liabilities, a $3.2 million increase in the carrying value of oil and gas assets, a $5.2 million decrease in accumulated depreciation, depletion and amortization and a $1.4 million increase in deferred income tax liabilities. The net effect of adoption was to record a gain of $2.4 million, net of tax, as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations in the first quarter of 2003.

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the quarter ended March 31, 2002 was $1.7 million and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased $6 million.

         On January 1, 2003, the Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in Accounting Principles Board Opinion No. (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. The adoption of SFAS 145 did not have any effect on the Company's financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company measures expense associated with stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first quarter of 2003: risk-free interest rate of 3.7%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years. There were no options granted in the first quarter of 2002.

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

       For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended March 31, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

(3)      ACQUISITION
         In February 2003, the Company purchased reserves in certain wells the Company operates in Michigan for $3.75 million in cash. These properties were subject to a prior monetization transaction of the Section 29 tax credits which the Company entered into in 1996. The Company had the option to purchase these properties beginning in 2003. The Company previously held a production payment on these properties including a 75% reversionary interest in certain future production. The Company purchased those reserve volumes beyond its previously held production payment along with the 25% reversionary interest not owned. The estimated volumes acquired were 4.4 Bcf of proved developed producing gas reserves. The pro forma effect of the acquisition was not material.

(4)      DERIVATIVES AND HEDGING
         The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges that occur prior to maturity are initially reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. All amounts recorded in this line item are ultimately reversed within the same line item and included in oil and gas sales revenues over the respective contract terms. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income
(loss).

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At March 31, 2003, the Company's derivative contracts were comprised of natural gas swaps, collars and options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

         During the first quarters of 2003 and 2002, a net loss of $6.1 million ($3.9 million after tax) and a net gain of $6.6 million ($4.2 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $7.8 million ($5.0 million after tax) in the first quarter of 2003 and increased $763,000 ($485,000 after tax) in the first quarter of

2002. At March 31, 2003, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $8.9 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2005.

         In March 2003, the Company entered into a collar for 4,320 Bbtu (billion British thermal units) of its natural gas production in 2004 with a ceiling price of $5.80 per Mmbtu (million British thermal units) and a floor price of $4.00 per Mmbtu. The Company also sold a floor at $3.00 per Mmbtu on this volume of gas. This aggregate structure has the effect of: 1) setting a maximum price of $5.80 per Mmbtu; 2) floating at prices from $4.00 to $5.80 per Mmbtu; 3) locking in a price of $4.00 per Mmbtu if prices are between $3.00 and $4.00 per Mmbtu; and 4) receiving a price of $1.00 per Mmbtu above the price if the price is $3.00 or less. All prices are based on monthly NYMEX settle.

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

(6)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       QUARTER ENDED MARCH 31,
                                                                       ----------------------
(in thousands)                                                          2003            2002
                                                                       ------          ------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                             $  612           $ 864
  Income taxes, net of refunds                                             --               1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term liabilities              --             263

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX         2,397              --

(7)      SUBSEQUENT EVENT
         In April 2003, the Company entered into a collar for 6,000 Bbtu of its natural gas production in 2005 with a ceiling price of $5.37 per Mmbtu and a floor price of $4.00 per Mmbtu. The Company also sold a floor at $3.10 per Mmbtu on this volume of gas. This aggregate structure has the effect of: 1) setting a maximum price of $5.37 per Mmbtu; 2) floating at prices from $4.00 to $5.37 per Mmbtu; 3) locking in a price of $4.00 per Mmbtu if prices are between $3.10 and $4.00 per Mmbtu; and 4) receiving a price of $0.90 per Mmbtu above the price if the price is $3.10 or less. All prices are based on monthly NYMEX settle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
         The information in this document includes forward-looking statements that are made pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements "should," "believe," "expect," "anticipate," "intend," "will," "continue," "estimate," "plan," "outlook," "may," "future," "projection," and variations of these statements and similar expressions are forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements, and the business prospects of the Company are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, the Company's access to capital, the market demand for and prices of oil and natural gas, the Company's oil and gas production and costs of operation, results of the Company's future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in the Company's 10-K and 10-Q reports and other filings with the Securities and Exchange Commission ("SEC").

CRITICAL ACCOUNTING POLICIES
----------------------------
         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance. See the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in the Company's 2002 Form 10-K annual report filed with the SEC for a comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of the Company's most critical accounting policies:

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

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. To manage its exposure to natural gas or oil price volatility, the Company has entered into NYMEX based commodity derivative contracts, currently natural gas swaps and collars, and has designated the contracts for the special hedge accounting treatment. Had the Company not designated the derivative contracts as hedges, the change in fair value of the contracts would have been reflected directly in the statement of operations.

REVENUE RECOGNITION
         Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when the goods or services have been provided.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
         On January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to require the Company to recognize a liability for the fair value of its asset retirement obligations associated with its tangible, long-lived assets. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment (excluding salvage value) of its oil and gas properties. At January 1, 2003, there were no assets legally restricted for purposes of settling asset retirement obligations. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $4.0 million increase in long-term asset retirement obligation liabilities, a $621,000 increase in current asset retirement obligation liabilities, a $3.2 million increase in the carrying value oil and gas assets, a $5.2 million decrease in accumulated depreciation, depletion and amortization and a $1.4 million increase in deferred income tax liabilities. The net effect of adoption was to record a gain of $2.4 million, net of tax, as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations in the first quarter of 2003.

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the quarter ended March 31, 2002 was

$1.7 million and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased $6 million.

         On January 1, 2003, the Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. The adoption of SFAS 145 did not have any effect on the Company's financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company measures expense associated with stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first quarter of 2003: risk-free interest rate of 3.7%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years. There were no options granted in the first quarter of 2002.

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

       For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended March 31, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - FIRST QUARTERS OF 2003 AND 2002 COMPARED
         The following Management's Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, the discontinued operations have been excluded.

         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:


                                   Three Months Ended March 31,
                                   --------------------------
                                       2003           2002
                                      ------         ------
Production
  Gas (Mmcf)                           3,443          4,213
  Oil (Mbbls)                            101            148
  Total production (Mmcfe)             4,047          5,098

AVERAGE PRICE
  Gas (per Mcf)                       $ 4.76         $ 4.54
  Oil (per Bbl)                        30.09          18.48
  Mcfe                                  4.80           4.29

AVERAGE COSTS (PER MCFE)
  Production expense                    1.11           0.95
  Production taxes                      0.17           0.09
  Depletion                             0.78           0.89

OPERATING MARGIN (PER MCFE)             3.52           3.25

MMCF - MILLION CUBIC FEET         MBBLS - THOUSAND BARRELS      MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF - THOUSAND CUBIC FEET         BBL - BARREL                  MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER MCFE) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

         Operating income decreased $1.6 million (18%) from $8.4 million in the first quarter of 2002 to $6.8 million in the first quarter of 2003. This decrease was primarily a result of a $3.3 million (18%) decrease in operating margins partially offset by a $1.7 million decrease in depreciation, depletion and amortization.

         The $3.3 million decrease in operating margins was primarily due to a $2.3 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in oil and gas volumes sold partially offset by an increase in the average prices realized for the Company's oil and natural gas in the first quarter of 2003. A $1.0 million decrease in the operating margin from gas gathering, marketing and oilfield service, resulting primarily from a lower margin on a gathering system in Pennsylvania, also contributed to the decrease in operating margins.

         Income from continuing operations before income taxes and cumulative effect of change in accounting principle decreased $1.8 million from $2.5 million in the first quarter of 2002 to $627,000 in the first quarter of 2003. This decrease is due primarily to the decrease in operating income discussed above and an increase in interest expense.

         Net income increased $1.4 million from $1.4 million in the first quarter of 2002 to $2.8 million in the first quarter of 2003. This increase was a result of a $2.4 million gain on the cumulative effect of change in accounting principle, net of tax, recorded in the first quarter of 2003 related to asset retirement obligations and a decrease in the provision for income taxes of $723,000. This increase in net income was partially offset by the decrease in operating income discussed above and a $322,000 increase in interest expense.

         Total revenues decreased $1.3 million (4%) in the first quarter of 2003 compared to the first quarter of 2002 primarily due to a $2.4 million decrease in oil and gas sales revenues and a $316,000 decrease in other revenues partially offset by a $1.5 million increase in gas gathering, marketing and oilfield service revenues. The decrease in other revenues is due to the loss of revenue from Section 29 tax credit monetization transactions which ended upon expiration of the non-conventional fuel source tax credit as of December 31, 2002. The increase in gas gathering, marketing and oilfield service revenues was due primarily to a $3.3 million increase in oilfield service revenues primarily from drilling operations as a result of the acquisition of a drilling consulting business in the second quarter of 2002. This increase was partially offset by a $1.8 million decrease in gas gathering and marketing revenues primarily related to lower revenues from a gas gathering system in Pennsylvania.

         Gas volumes sold in the first quarter of 2003 were 3.4 Bcf (billion cubic feet), a decrease of 770 Mmcf (18%) compared to the first quarter of 2002 due primarily to the sale of wells in Ohio and Pennsylvania during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells partially offset by production from wells drilled in 2003 and 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $3.5 million. Oil volumes sold decreased 47,000 Bbls (32%) from 148,000 Bbls in the first quarter of 2002 to 101,000 Bbls in the first quarter of 2003 primarily due the sale of wells in Ohio during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells. This resulted in a decrease in oil sales revenues of approximately $870,000. The extreme weather conditions, including colder temperatures and greater snowfall, negatively impacted production during the first quarter of 2003 due to mechanical breakdowns and freezing of pipelines and wellheads which reduced production along with difficulty accessing wells for production and well maintenance.

         The average price realized for the Company's natural gas increased $0.22 per Mcf to $4.76 per Mcf in the first quarter of 2003 compared to the first quarter of 2002 which increased gas sales revenues in the first quarter of 2003 by approximately $760,000. As a result of the Company's hedging activities, gas sales revenues for the first quarter of 2003 decreased by approximately $6.1 million or $1.77 per Mcf compared to an increase of approximately $6.4 million or $1.53 per Mcf for the first quarter of 2002. The average price realized for the Company's oil increased from $18.48 per Bbl in the first quarter of 2002 to $30.09 per Bbl in the first quarter of 2003 which increased oil sales revenues by approximately $1.2 million.

         Production expense decreased $364,000 (7%) from $4.9 million in the first quarter of 2002 to $4.5 million in the first quarter of 2003 primarily due to the sale of wells in Ohio and Pennsylvania during 2002 partially offset by additional costs incurred as a result of colder temperatures and greater amounts of snow during the first quarter of 2003 and increased costs to stimulate production on declining wells due to higher oil and natural gas prices in 2003. The average production cost increased from $0.95 per Mcfe in the first quarter of 2002 to $1.11 per Mcfe in the first quarter of 2003 due to the cost increases and lower volumes discussed above. Production taxes increased $230,000 from $443,000 in the first quarter of 2002 to $673,000 in the first quarter of 2003. Average per unit production taxes increased from $0.09 per Mcfe in the first quarter of 2002 to $0.17 per Mcfe in the first quarter of 2003 primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effect of hedging.

         Exploration expense decreased $347,000 (13%) from $2.6 million in the first quarter of 2002 to $2.2 million in the first quarter of 2003 primarily due to a $462,000 decrease in dry hole expense.

         General and administrative expense of $1.2 million in the first quarter of 2003 was consistent compared to the first quarter of 2002.

         Depreciation, depletion and amortization decreased by $1.7 million (28%) from $6.0 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003. Depletion expense decreased $1.4 million (31%) from $4.5 million in the first quarter of 2002 to $3.1 million in the first quarter of 2003 due to lower oil and gas volumes sold and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $0.89 per Mcfe in the first quarter of 2002 to $0.78 per Mcfe in the first quarter of 2003. This decrease in the depletion rate per Mcfe was primarily due to higher reserves resulting from higher oil and gas prices at year-end 2002, excluding the effect of hedging, and the effect of the adoption of SFAS 143. The depreciable basis of oil and gas properties was increased by the fair value of the estimated future plugging liability and decreased by the gross amount of the estimated salvage value of the well equipment.

         Interest expense increased $322,000 (5%) from $5.9 million in the first quarter of 2002 to approximately $6.2 million in the first quarter of 2003 due to the allocation of interest to discontinued operations in the first quarter of 2002.

         Income tax expense decreased $723,000 from $955,000 in the first quarter of 2002 to $232,000 in the first quarter of 2003 due primarily to the decrease in income from continuing operations.

         In accordance with SFAS 144, the Company was required to reclassify the assets, liabilities and results of discontinued operations for all accounting periods presented. Although both revenues and expenses for prior periods were reclassified, there was no impact upon previously reported net earnings.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at March 31, 2003 was .72 to 1. During the first three months of 2003, working capital from continuing operations decreased $5.2 million from a deficit of $6.5 million at December 31, 2002 to a deficit of $11.7 million at March 31, 2003. The decrease was primarily due to a $5.7 million decrease in the fair value of derivatives in the first three months of 2003, a $5.6 million increase in accrued expenses partially offset by a $5.0 million increase in accounts receivable and a $2.3 million decrease in deferred income taxes. The $5.0 million increase in accounts receivable was primarily due to higher natural gas prices. The Company's operating activities provided cash flows of $7.8 million during the first three months of 2003.

         The Company has a $100 million revolving credit facility (the "Revolver") from Ableco Finance LLC and Foothill Capital Corporation which matures on December 31, 2005. The Revolver was amended on March 31, 2003 to increase the letter of credit sublimit to $55 million. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At March 31, 2003, the interest rate was 6.25%. At March 31, 2003, the Company had $34.0 million of outstanding letters of credit. At March 31, 2003, the outstanding balance under the credit agreement was $30.9 million with $35.1 million of borrowing capacity available for general corporate purposes.

         The Company's agreement with its hedging counterparty requires letters of credit based on an initial collateral requirement plus any negative market value thereafter. The initial collateral requirement currently is approximately $10 million. At May 12, 2003, the Company's hedge position had a negative market value of approximately $34 million and the aggregate minimum letter of credit requirement was approximately $44 million. At May 12, 2003, the Company had a total of $48 million of outstanding letters of credit

         The Revolver has an early termination fee equal to .125% of the facility if terminated by December 31, 2004. There is no termination fee after December 31, 2004. The Company is required to hedge, through financial instruments or fixed price contracts, at least 20% but not more than 80% of its estimated hydrocarbon production, on a Mcfe basis, for the succeeding 12 months on a rolling 12-month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through August 2005.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at March 31, 2003, was $4.44 per Mcfe. The present value (using a 10% discount rate) of the Company's future net income at March 31, 2003, using the borrowing base price forecast, was $409 million. The present value under the borrowing base formula above was approximately $240 million for all proved reserves of the Company and $168 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio of 2.7 to 1. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of March 31, 2003, the Company's current ratio including the above adjustments was 2.82 to 1. The Company had satisfied all financial covenants as of March 31, 2003.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first three months of 2003 or 2002.

         During the first three months of 2003, the Company invested $6.8 million to drill 32 development wells and one exploratory well. All 33 of these wells were successfully completed as producers in the target formation.

         The Company had four exploratory wells in progress at December 31, 2002. One Trenton Black River well has been completed and began production in April. It is currently producing approximately 1.7 Mmcf of natural gas per day (0.8 Mmcf per day net to the Company's interest). The remaining three wells are continuing to be evaluated.

         The Company currently expects to spend approximately $26 million during 2003 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non-strategic assets. At March 31, 2003, the Company had approximately $35.1 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Among other risks, the Company is exposed to interest rate and commodity price risks.

         The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of March 31, 2003 or 2002. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense in the first quarter would be approximately $77,000. This sensitivity analysis is based on the Company's financial structure at March 31, 2003.

         The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.25 per Mcf, the Company's gas sales revenues for the quarter would decrease by $348,000, after considering the effects of the hedging contracts in place at March 31, 2003. The Company had no hedges or fixed price contracts on its oil production during 2003 or 2002. If the price of crude oil decreased $2.00 per Bbl, the Company's oil sales revenues for the quarter would decrease by $200,000. This sensitivity analysis is based on the Company's 2003 oil and gas sales volumes during the quarter and assumes the NYMEX gas price would be within the collars in 2003 listed in the table on page 19.

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax loss on its hedging activities of $6.1 million in the first three months of 2003 and a net pretax gain of $6.4 million in the first three months of 2002.

         In March 2003, the Company entered into a collar for 4,320 Bbtu of its natural gas production in 2004 with a ceiling price of $5.80 per Mmbtu and a floor price of $4.00 per Mmbtu. The Company also sold a floor at $3.00 per Mmbtu on this volume of gas. This aggregate structure has the effect of: 1) setting a maximum price of $5.80 per Mmbtu; 2) floating at prices from $4.00 to $5.80 per Mmbtu; 3) locking in a price of $4.00 per Mmbtu if prices are between $3.00 and $4.00 per Mmbtu; and 4) receiving a price of $1.00 per Mmbtu above the price if the price is $3.00 or less. All prices are based on monthly NYMEX settle.

         In April 2003, the Company entered into a collar for 6,000 Bbtu of its natural gas production in 2005 with a ceiling price of $5.37 per Mmbtu and a floor price of $4.00 per Mmbtu. The Company also sold a floor at $3.10 per Mmbtu on this volume of gas. This aggregate structure has the effect of: 1) setting a maximum price of $5.37 per Mmbtu; 2) floating at prices from $4.00 to $5.37 per Mmbtu; 3) locking in a price of $4.00 per Mmbtu if prices are between $3.10 and $4.00 per Mmbtu; and 4) receiving a price of $0.90 per Mmbtu above the price if the price is $3.10 or less. All prices are based on monthly NYMEX settle.

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts.

         The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at April 30, 2003:

                                  NATURAL GAS SWAPS                      NATURAL GAS COLLARS               FIXED PRICE CONTRACTS
                         ----------------------------------   --------------------------------------      ------------------------
                                                ESTIMATED               NYMEX PRICE      ESTIMATED                    ESTIMATED
                                NYMEX PRICE     WELLHEAD                 PER MMBTU    WELLHEAD PRICE      ESTIMATED    WELLHEAD
QUARTER ENDING           BBTU    PER MMBTU    PRICE PER MCF   BBTU     FLOOR/CAP (1)     PER MCF(1)          MMCF    PRICE PER MCF
---------------------    ----   -----------   -------------   ----     -------------   -------------      ---------  -------------
June 30, 2003            2,660     $ 4.21         $ 4.36        480    $ 3.40 - 5.23    $ 3.55 - 5.38         120        $ 3.42
September 30, 2003       1,800       3.92           4.07      1,290      3.40 - 5.23      3.55 - 5.38          70          2.85
December 31, 2003        1,800       3.92           4.14      1,290      3.40 - 5.23      3.62 - 5.45          60          2.56
                      --------   --------     ----------     ------   --------------  ---------------  ----------  ------------
                         6,260     $ 4.04         $ 4.21      3,060    $ 3.40 - 5.23    $ 3.58 - 5.41         250        $ 3.06
                      ========   ========     ==========     ======   ==============  ===============  ==========  ============

March 31, 2004           2,040     $ 3.84         $ 4.09      1,080    $ 4.00 - 5.80    $ 4.25 - 6.05          55        $ 2.60
June 30, 2004            2,040       3.84           3.99      1,080      4.00 - 5.80      4.15 - 5.95          55          2.60
September 30, 2004       2,040       3.84           3.99      1,080      4.00 - 5.80      4.15 - 5.95          55          2.60
December 31, 2004        2,040       3.84           4.06      1,080      4.00 - 5.80      4.22 - 6.02          55          2.60
                      --------   --------     ----------     ------   --------------  ---------------  ----------  ------------
                         8,160     $ 3.84         $ 4.03      4,320    $ 4.00 - 5.80    $ 4.19 - 5.99         220        $ 2.60
                      ========   ========     ==========     ======   ==============  ===============  ==========  ============

March 31, 2005           1,500     $ 3.84         $ 4.09      1,500    $ 4.00 - 5.37    $ 4.25 - 5.62          50        $ 2.60
June 30, 2005            1,500       3.73           3.88      1,500      4.00 - 5.37      4.15 - 5.52          50          2.60
September 30, 2005       1,500       3.73           3.88      1,500      4.00 - 5.37      4.15 - 5.52          50          2.60
December 31, 2005        1,500       3.73           3.95      1,500      4.00 - 5.37      4.22 - 5.59          50          2.60
                      --------   --------     ----------     ------   --------------  ---------------  ----------  ------------
                         6,000     $ 3.76         $ 3.95      6,000    $ 4.00 - 5.37    $ 4.19 - 5.56         200        $ 2.60
                      ========   ========     ==========     ======   ==============  ===============  ==========  ============





          BBTU - BILLION BRITISH THERMAL UNITS              MMCF - MILLION CUBIC FEET
          MMBTU - MILLION BRITISH THERMAL UNITS             MCF - THOUSAND CUBIC FEET

(1) The NYMEX price per Mmbtu floor/cap and the estimated wellhead price per Mcf for the natural gas collars in 2004 assume the monthly NYMEX settles at $3.00 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.00 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $1.00 and the estimated wellhead price per Mcf will be the NYMEX settle plus $1.15 to $1.25. The NYMEX price per Mmbtu floor/cap and the estimated wellhead price per Mcf for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90 and the estimated wellhead price per Mcf will be the NYMEX settle plus $1.05 to $1.15.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II   OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

10.1* Amendment to the Credit Agreement dated as of March 31, 2003 by and among the Company, Ableco Finance LLC and Foothill Capital Corporation.

99.1*  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

       (b)   Reports on Form 8-K

        No reports were filed on Form 8-K.

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELDEN & BLAKE CORPORATION



Date:    May 13, 2003           By:   /s/ John L. Schwager
         ------------                 ----------------------------
                                       John L. Schwager, Director, President
                                       and Chief Executive Officer




Date:    May 13, 2003           By:   /s/ Robert W. Peshek
         ------------                 ----------------------------
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


Date:    May 13, 2003                     /s/ John L. Schwager
         ------------                     -----------------------------------
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


Date:    May 13, 2003                     /s/ Robert W. Peshek
         ------------                     ------------------------------------
                                          Robert W. Peshek, Vice President
                                          and Chief Financial Officer