Form 10-Q
period 2003-06-30
BELDEN & BLAKE CORP /OH/
filed 2003-08-13
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

         As of July 31, 2003, Belden & Blake Corporation had outstanding 10,349,994 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION


                                      INDEX

--------------------------------------------------------------------------------

                                                                                                   PAGE
                                                                                                   ----
PART I Financial Information:

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2003 and
                December 31, 2002................................................................    1

             Consolidated Statements of Operations for the three and six
                months ended June 30, 2003 and 2002 .............................................    2

             Consolidated Statements of Shareholders' Equity (Deficit)
                for the six months ended June 30, 2003 and the years
                ended December 31, 2002 and 2001.................................................    3

             Consolidated Statements of Cash Flows for the six
                months ended June 30, 2003 and 2002 .............................................    4

             Notes to Consolidated Financial Statements..........................................    5

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................   10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................   22

    Item 4.  Controls and Procedures.............................................................   23

PART II Other Information

    Item 6.  Exhibits and Reports on Form 8-K....................................................  24

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2003             2002
                                                                                 ---------       ---------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $   1,783       $   1,722
    Accounts receivable, net                                                        18,698          14,652
    Inventories                                                                        953             848
    Deferred income taxes                                                            7,954           4,200
    Other current assets                                                             1,566           1,341
    Fair value of derivatives                                                           24              --
    Assets of discontinued operations                                                  255           1,066
                                                                                 ---------       ---------
              TOTAL CURRENT ASSETS                                                  31,233          23,829

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                             461,738         438,240
    Gas gathering systems                                                           14,743          14,482
    Land, buildings, machinery and equipment                                        23,173          22,748
                                                                                 ---------       ---------
                                                                                   499,654         475,470
    Less accumulated depreciation, depletion and amortization                      246,284         243,596
                                                                                 ---------       ---------
              PROPERTY AND EQUIPMENT, NET                                          253,370         231,874
FAIR VALUE OF DERIVATIVES                                                              931               3
OTHER ASSETS                                                                         7,722           8,139
                                                                                 ---------       ---------
                                                                                 $ 293,256       $ 263,845
                                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                             $   5,580       $   5,661
    Accrued expenses                                                                15,573          17,767
    Current portion of long-term liabilities                                           759             315
    Fair value of derivatives                                                       14,216           5,486
    Liabilities of discontinued operations                                             210             335
                                                                                 ---------       ---------
              TOTAL CURRENT LIABILITIES                                             36,338          29,564

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                   44,149          26,868
    Senior subordinated notes                                                      225,000         225,000
    Other                                                                            4,256              91
                                                                                 ---------       ---------
                                                                                   273,405         251,959
FAIR VALUE OF DERIVATIVES                                                           14,261           4,371
DEFERRED INCOME TAXES                                                               21,818          22,596

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
      58,000,000 shares; issued 10,557,457 and 10,490,440 shares
      (which includes 206,534 and 194,890 treasury shares, respectively)             1,035           1,030
    Paid in capital                                                                107,174         107,118
    Deficit                                                                       (143,952)       (148,332)
    Accumulated other comprehensive loss                                           (16,823)         (4,461)
                                                                                 ---------       ---------
              TOTAL SHAREHOLDERS' DEFICIT                                          (52,566)        (44,645)
                                                                                 ---------       ---------
                                                                                 $ 293,256       $ 263,845
                                                                                 =========       =========

See accompanying notes

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------    -------------------------
                                                                       2003           2002           2003           2002
                                                                     --------       --------       --------       --------
Revenues
    Oil and gas sales                                                $ 21,448       $ 23,714       $ 40,875       $ 45,572
    Gas gathering, marketing, and oilfield service                      5,814          6,503         13,918         13,133
    Other                                                                 294            509            477          1,008
                                                                     --------       --------       --------       --------
                                                                       27,556         30,726         55,270         59,713
EXPENSES
    Production expense                                                  4,752          5,092          9,255          9,959
    Production taxes                                                      657            488          1,330            931
    Gas gathering, marketing, and oilfield service                      5,281          5,578         12,795         10,608
    Exploration expense                                                 2,501          3,262          4,743          5,851
    General and administrative expense                                  1,087          1,174          2,261          2,376
    Franchise, property and other taxes                                    87             74            158            145
    Depreciation, depletion and amortization                            4,436          5,852          8,767         11,852
    Accretion expense                                                      86             --            172             --
    Derivative fair value loss (gain)                                    (451)          (229)          (174)           198
    Severance and other nonrecurring expense                               --            165             --            165
                                                                     --------       --------       --------       --------
                                                                       18,436         21,456         39,307         42,085
                                                                     --------       --------       --------       --------
OPERATING INCOME                                                        9,120          9,270         15,963         17,628

OTHER EXPENSE
    Interest expense                                                    6,422          5,839         12,638         11,733
                                                                     --------       --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 2,698          3,431          3,325          5,895
    Provision for income taxes                                            999          1,313          1,231          2,268
                                                                     --------       --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            1,699          2,118          2,094          3,627
(Loss) income from discontinued operations, net of tax                    (87)           462           (111)           397
                                                                     --------       --------       --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                1,612          2,580          1,983          4,024
Cumulative effect of change in accounting principle, net of tax            --             --          2,397             --
                                                                     --------       --------       --------       --------
NET INCOME                                                           $  1,612       $  2,580       $  4,380       $  4,024
                                                                     ========       ========       ========       ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                                                      ACCUMULATED
                                                                                                         OTHER         TOTAL
                                                        COMMON     COMMON     PAID IN                 COMPREHENSIVE   EQUITY
                                                        SHARES      STOCK     CAPITAL      DEFICIT       INCOME      (DEFICIT)
                                                       ---------- ---------- ----------- ------------ ------------- ------------

January 1, 2001                                           10,303    $ 1,030   $ 107,921   $ (157,264)         $ --    $ (48,313)
Comprehensive income:
Net income                                                                                     6,467                      6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                                   (6,691)      (6,691)
   Change in derivative fair value                                                                          24,667       24,667
   Reclassification adjustment for derivatve (gain)
    loss reclassified into oil and gas sales                                                                (2,889)      (2,889)
                                                                                                                    ------------
Total comprehensive income                                                                                               21,554
                                                                                                                    ------------
Stock options exercised                                       68          7          (1)                                      6
Stock-based compensation                                                            275                                     275
Repurchase of stock options                                                        (772)                                   (772)
Tax benefit of repurchase of stock options
    and stock options exercised                                                     260                                     260
Treasury stock                                               (81)        (8)       (281)                                   (289)
------------------------------------------             ---------- ---------- ----------- ------------ ------------- ------------
December 31, 2001                                         10,290      1,029     107,402     (150,797)       15,087      (27,279)
Comprehensive income:
Net income                                                                                     2,465                      2,465
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                          (5,518)      (5,518)
   Reclassification adjustment for derivative (gain)
    loss reclassified into oil and gas sales                                                               (14,030)     (14,030)
                                                                                                                    ------------
Total comprehensive income                                                                                              (17,083)
                                                                                                                    ------------
Stock options exercised                                       65          7          (2)                                      5
Stock-based compensation                                                             82                                      82
Repurchase of stock options                                                         (29)                                    (29)
Tax benefit of repurchase of stock options
    and stock options exercised                                                      57                                      57
Treasury stock                                               (59)        (6)       (392)                                   (398)
------------------------------------------             ---------- ---------- ----------- ------------ ------------- ------------
December 31, 2002                                         10,296      1,030     107,118     (148,332)       (4,461)     (44,645)
Comprehensive income:
Net income                                                                                     4,380                      4,380
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                         (17,788)     (17,788)
   Reclassification adjustment for derivative (gain)
    loss reclassified into oil and gas sales                                                                 5,426        5,426
                                                                                                                    ------------
Total comprehensive income                                                                                               (7,982)
                                                                                                                    ------------
Stock options exercised                                       66          6          55                                      61
Stock-based compensation                                                             36                                      36
Repurchase of stock options                                                         (48)                                    (48)
Tax benefit of repurchase of stock options
    and stock options exercised                                                      37                                      37
Treasury stock                                               (12)        (1)        (24)                                    (25)
------------------------------------------             ---------- ---------- ----------- ------------ ------------- ------------
June 30, 2003 (unaudited)                                 10,350    $ 1,035   $ 107,174   $ (143,952)    $ (16,823)   $ (52,566)
==========================================             ========== ========== =========== ============ ============= ============

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                   2003            2002
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                           $   2,094       $   3,627
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation, depletion and amortization                                    8,767          11,852
        Accretion of discount on asset retirement obligations                         172              --
        Loss on disposal of property and equipment                                    610             158
        Net monetization of derivatives                                                --          22,091
        Amortization of derivatives and other noncash hedging activities              416          (9,223)
        Exploration expense                                                         4,743           5,852
        Deferred income taxes                                                      (1,036)          2,266
        Stock-based compensation                                                       36              42
        Change in operating assets and liabilities, net of
          effects of acquisition and disposition of businesses:
            Accounts receivable and other operating assets                         (4,416)         (1,351)
            Inventories                                                              (105)             90
            Accounts payable and accrued expenses                                  (2,275)          5,011
                                                                                ---------       ---------
               NET CASH PROVIDED BY CONTINUING OPERATIONS                           9,006          40,415

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                                (4,628)         (1,630)
    Disposition of businesses, net of cash                                            100             250
    Proceeds from property and equipment disposals                                    118              85
    Exploration expense                                                            (4,743)         (5,852)
    Additions to property and equipment                                           (17,335)        (17,471)
    Increase in other assets                                                          (83)           (378)
                                                                                ---------       ---------
               NET CASH USED IN INVESTING ACTIVITIES                              (26,571)        (24,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                                        105,198          73,536
    Repayment of long-term debt and other obligations                             (88,158)        (90,974)
    Proceeds from stock options exercised                                              61               5
    Repurchase of stock options                                                       (48)             (7)
    Tax benefit of repurchase of stock options and stock options exercised             37              --
    Purchase of treasury stock                                                        (25)            (14)
                                                                                ---------       ---------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 17,065         (17,454)
                                                                                ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS
    FROM CONTINUING OPERATIONS                                                       (500)         (2,035)
NET INCREASE IN CASH AND CASH EQUIVALENTS
    FROM DISCONTINUED OPERATIONS                                                      561           1,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,722           1,935
                                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   1,783       $   1,229
                                                                                =========       =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 2003
--------------------------------------------------------------------------------
(1)      BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to conform to the current presentation.

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

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the six months and quarter ended June 30, 2002 was $4.5 million and $2.8 million, respectively, and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased $6 million.

         A reconciliation of the Company's liability for plugging and abandonment costs for the six months ended June 30, 2003 is as follows (in thousands):



           Asset retirement obligation, December 31, 2002      $    -
                 Cumulative effect adjustment                   4,614
                 Liabilities incurred                              66
                 Liabilities settled                                -
                 Accretion expense                                172
                                                               ------
           Asset retirement obligation, June 30, 2003          $4,852
                                                               ======


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

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The adoption of FIN 45 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company measures expense associated with stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant. The provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first six months of 2003 and 2002, respectively: risk-free interest rates of 3.6% and 4.5%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years.

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

         For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended June 30, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of Statement 150 remain subject to existing guidance. SFAS 150 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

(3)      ACQUISITION
         In February 2003, the Company purchased reserves in certain wells the Company operates in Michigan for $3.75 million in cash. These properties were subject to a prior monetization transaction of the Section 29 tax credits which the Company entered into in 1996. The Company had the option to purchase these properties beginning in 2003. The Company previously held a production payment on these properties including a 75% reversionary interest in certain future production. The Company purchased those reserve volumes beyond its previously held production payment along with the 25% reversionary interest not owned. The estimated volumes acquired were 4.4 Bcf (billion cubic feet) of proved developed producing gas reserves. The pro forma effect of the acquisition was not material.

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At June 30, 2003, the Company's derivative contracts were comprised of natural gas swaps, collars and options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

         During the first six months of 2003 and 2002, a net loss of $8.5 million ($5.4 million after tax) and a net gain of $12.0 million ($7.6 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $28.0 million ($17.8 million after tax) in the first six months of 2003 and increased $1.4 million ($866,000 after tax) in the first six months of 2002. At June 30, 2003, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $10.4 million.

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

(5)      LONG-TERM DEBT
         The Company has a $100 million revolving credit facility (the "Revolver") from Ableco Finance LLC and Foothill Capital Corporation which matures on June 30, 2006. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At June 30, 2003, the interest rate was 6.00%. At June 30, 2003, the Company had $46.5 million of outstanding letters of credit. At June 30, 2003, the outstanding balance under the credit agreement was $44.0 million with $34.5 million of borrowing capacity available for general corporate purposes.

         The Revolver was amended on March 31, 2003 to increase the letter of credit sublimit to $55 million. On May 30, 2003, the Company amended its $100 million revolving credit facility. The amendment increased the total commitment amount from $100 million to $125 million solely to provide for a special letter of credit facility in the amount of $25 million which combined with the existing letter of credit sub-limit of $55 million would allow a total of $80 million in letters of credit. The amendment also extended the Revolver's final maturity date to June 30, 2006, from December 31, 2005.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 extended through March 31, 2006; and a senior debt leverage ratio of 2.7 to 1 extended through March 31, 2006. The amendment extended the early termination fee, equal to .125% of the Revolver, to June 30, 2005, from December 31, 2004. There is no termination fee after June 30, 2005.

(6)      INDUSTRY SEGMENT FINANCIAL INFORMATION
         The Company operates in one reportable segment, as an independent energy company engaged in producing oil and natural gas; exploring for and developing oil and gas reserves; acquiring and enhancing the economic performance of producing oil and gas properties; and marketing and gathering natural gas for delivery to intrastate and interstate gas transmission pipelines. The Company's operations are conducted entirely in the United States.

(7)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------
(IN THOUSANDS)                                                       2003            2002
                                                               -------------   -------------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                        $ 12,526        $ 12,610
   Income taxes, net of refunds                                          --               5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of assets in exchange for long-term liabilities           --             263

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX       2,397              --



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

         The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. To manage its exposure to natural gas or oil price volatility, the Company has entered into NYMEX based commodity derivative contracts, currently natural gas swaps, options and collars, and has designated the contracts for the special hedge accounting treatment. Had the Company not designated the derivative contracts as hedges, the change in fair value of the contracts would have been reflected directly in the statement of operations.

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

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the six months and quarter ended June 30, 2002 was $4.5 million and $2.8 million, respectively, and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased $6 million.

         A reconciliation of the Company's liability for plugging and abandonment costs for the six months ended June 30, 2003 is as follows (in thousands):


           Asset retirement obligation, December 31, 2002      $    -
                 Cumulative effect adjustment                   4,614
                 Liabilities incurred                              66
                 Liabilities settled                                -
                 Accretion expense                                172
                                                               ------
           Asset retirement obligation, June 30, 2003          $4,852
                                                               ======


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

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The adoption of FIN 45 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company measures expense associated with stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant. The provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first six months of 2003 and 2002, respectively: risk-free interest rates of 3.6% and 4.5%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years.

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

         For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended June 30, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of VIEs. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of Statement 150 remain subject to existing guidance. SFAS 150 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
COMPARED
         The following Management's Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, the discontinued operations have been excluded.

         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                             THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30,
                             --------------------------  -------------------------
                                  2003        2002           2003        2002
                                --------     -------        -------     -------
PRODUCTION
   Gas (Mmcf)                      3,617       4,069          7,060       8,282
   Oil (Mbbls)                       102         143            203         291
   Total production (Mmcfe)        4,229       4,927          8,276      10,025

AVERAGE PRICE
   Gas (per Mcf)                $   5.18     $  5.01        $  4.98     $  4.77
   Oil (per Bbl)                   26.59       23.41          28.33       20.91
   Mcfe                             5.07        4.81           4.94        4.55
AVERAGE COSTS (PER MCFE)
   Production expense               1.12        1.03           1.12        0.99
   Production taxes                 0.16        0.10           0.16        0.09
   Depletion                        0.77        0.88           0.77        0.88
OPERATING MARGIN (PER MCFE)         3.79        3.68           3.66        3.47



Mmcf - MILLION CUBIC FEET        Mbbls - THOUSAND BARRELS     Mmcfe - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
Mcf - THOUSAND CUBIC FEET        Bbl - BARREL                 Mcfe - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER Mcfe) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

RESULTS  OF OPERATIONS - SECOND QUARTERS OF 2003 AND 2002 COMPARED
         Operating income decreased $150,000 (2%) from $9.3 million in the second quarter of 2002 to $9.1 million in the second quarter of 2003. This decrease was primarily a result of a $2.5 million (13%) decrease in operating margins partially offset by a $1.5 million decrease in depreciation, depletion and amortization and a $761,000 (23%) decrease in exploration expense.

         The $2.5 million decrease in operating margins was primarily due to a $2.1 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in oil and gas volumes sold partially offset by an increase in the average prices realized for the Company's oil and natural gas in the second quarter of 2003. A $392,000 decrease in the operating margin from gas gathering, marketing and oilfield service also contributed to the decrease in operating margins.

         Income from continuing operations before income taxes and cumulative effect of change in accounting principle decreased $733,000 from $3.4 million in the second quarter of 2002 to $2.7 million in the second quarter of 2003. This decrease is due primarily to the decrease in operating income discussed above and a $583,000 increase in interest expense.

         Net income decreased $1.0 million from $2.6 million in the second quarter of 2002 to $1.6 million in the second quarter of 2003. This decrease was a result of the decrease in income from continuing operations before income taxes and cumulative effect of change in accounting principle discussed above and a $549,000 decrease in income from discontinued operations, net of tax. This decrease was partially offset by a $314,000 decrease in the provision for income taxes.

         Total revenues decreased $3.2 million (10%) in the second quarter of 2003 compared to the second quarter of 2002 due to a $2.3 million decrease in oil and gas sales revenues, a $689,000 decrease in gas gathering, marketing and oilfield service revenues and a $215,000 decrease in other revenues. The decrease in other revenues is due to the loss of revenue from Section 29 tax credit monetization transactions which ended upon expiration of the non-conventional fuel source tax credit as of December 31, 2002. The decrease in gas gathering, marketing and oilfield service revenues was due to a $2.0 million decrease in gas marketing revenues resulting from a decrease in gas marketing activity and the termination of a gas marketing contract and a $273,000 decrease in gas gathering revenues partially offset by a $1.6 million increase in oilfield service revenues as a result of the acquisition of a drilling consulting business in the second quarter of 2002.

         Gas volumes sold in the second quarter of 2003 were 3.6 Bcf, a decrease of 452 Mmcf (11%) compared to the second quarter of 2002 due primarily to the sale of wells in Ohio and Pennsylvania during 2002 and the natural decline of the wells partially offset by production from wells drilled in 2003 and 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.3 million. Oil volumes sold decreased 41,000 Bbls (29%) from 143,000 Bbls in the second quarter of 2002 to 102,000 Bbls in the second quarter of 2003 primarily due to the sale of wells in Ohio during 2002 and the natural decline of the wells. This resulted in a decrease in oil sales revenues of approximately $960,000.

         The average price realized for the Company's natural gas increased $0.17 per Mcf to $5.18 per Mcf in the second quarter of 2003 compared to the second quarter of 2002, which increased gas sales revenues in the second quarter of 2003 by approximately $610,000. As a result of the Company's hedging activities, gas sales revenues for the second quarter of 2003 decreased by approximately $2.4 million or $0.67 per Mcf compared to an increase of approximately $5.4 million or $1.34 per Mcf for the second quarter of 2002. The average price realized for the Company's oil increased from $23.41 per Bbl in the second quarter of 2002 to $26.59 per Bbl in the second quarter of 2003 which increased oil sales revenues by approximately $320,000.

         Production expense decreased $340,000 (7%) from $5.1 million in the second quarter of 2002 to $4.8 million in the second quarter of 2003 primarily due to the sale of wells in Ohio and Pennsylvania during 2002 partially offset by increased costs to stimulate production on declining wells in the higher oil and natural gas price environment of 2003. The average production cost increased from $1.03 per Mcfe in the second quarter of 2002 to $1.12 per Mcfe in the second quarter of 2003 due to the cost increases and lower volumes discussed above. Production taxes increased $169,000 from $488,000 in the second quarter of 2002 to $657,000 in the second quarter of 2003. Average per unit production taxes increased from $0.10 per Mcfe in the second quarter of 2002 to $0.16 per Mcfe in the second quarter of 2003 primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effect of hedging.

         Exploration expense decreased $761,000 (23%) from $3.3 million in the second quarter of 2002 to $2.5 million in the second quarter of 2003 primarily due to a $425,000 decrease in dry hole expense and decreased geophysical expenditures partially offset by higher leasing costs.

         General and administrative expense decreased $87,000 (7%) from $1.2 million in the second quarter of 2002 to $1.1 million in the second quarter of 2003.

         Depreciation, depletion and amortization decreased by $1.5 million (24%) from $5.9 million in the second quarter of 2002 to $4.4 million in the second quarter of 2003. Depletion expense decreased $1.0 million (24%) from $4.3 million in the second quarter of 2002 to $3.3 million in the second quarter of 2003 due to lower oil and gas volumes sold and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $0.88 per Mcfe in the second quarter of 2002 to $0.77 per Mcfe in the second quarter of 2003. This decrease in the depletion rate per Mcfe was primarily due to higher reserves resulting from higher oil and gas prices at year-end 2002, excluding the effect of hedging, and the effect of the adoption of SFAS 143. The depreciable basis of oil and gas properties was increased by the fair value of the estimated future plugging liability and decreased by the gross amount of the estimated salvage value of the well equipment.

         Interest expense increased $583,000 (10%) from $5.8 million in the second quarter of 2002 to $6.4 million in the second quarter of 2003 due to the allocation of interest to discontinued operations in the second quarter of 2002 and higher blended interest rates in the second quarter of 2003.

         Income tax expense decreased $314,000 from $1.3 million in the second quarter of 2002 to $1.0 million in the second quarter of 2003 due primarily to the decrease in income from continuing operations.

         In accordance with SFAS 144, the Company was required to reclassify the assets, liabilities and results of discontinued operations for all accounting periods presented. Although both revenues and expenses for prior periods were reclassified, there was no impact upon previously reported net earnings.

RESULTS  OF OPERATIONS - SIX MONTHS OF 2003 AND 2002 COMPARED

         Operating income decreased $1.6 million (9%) from $17.6 million in the first six months of 2002 to $16.0 million in the first six months of 2003. This decrease was primarily a result of a $5.8 million (16%) decrease in operating margins partially offset by a $3.1 million decrease in depreciation, depletion and amortization and a $1.2 million decrease in exploration expense.

         The $5.8 million decrease in operating margins was primarily due to a $4.4 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in oil and gas volumes sold partially offset by an increase in the average prices realized for the Company's oil and natural gas in the first six months of 2003. A $1.4 million decrease in the operating margin from gas gathering, marketing and oilfield service, resulting primarily from a lower margin on a gathering system in Pennsylvania, also contributed to the decrease in operating margins.

         Income from continuing operations before income taxes and cumulative effect of change in accounting principle decreased $2.6 million from $5.9 million in the first six months of 2002 to $3.3 million in the first six months of 2003. This decrease is due primarily to the decrease in operating income discussed above and a $905,000 increase in interest expense.

         Net income increased $356,000 from $4.0 million in the first six months of 2002 to $4.4 million in the first six months of 2003. This increase was a result of a $2.4 million gain on the cumulative effect of change in accounting principle, net of tax, recorded in the first six months of 2003 related to asset retirement obligations and a decrease in the provision for income taxes of $1.0 million. This increase in net income was partially offset by the decrease in income from continuing operations before income taxes and cumulative effect of change in accounting principle discussed above and a $508,000 decrease in income from discontinued operations.

         Total revenues decreased $4.4 million (7%) in the first six months of 2003 compared to the first six months of 2002 due to a $4.7 million decrease in oil and gas sales revenues and a $531,000 decrease in other revenues partially offset by a $785,000 increase in gas gathering, marketing and oilfield service revenues. The decrease in other revenues is due to the loss of revenue from
Section 29 tax credit monetization transactions which ended upon expiration of the non-conventional fuel source tax credit as of December 31, 2002. The increase in gas gathering, marketing and oilfield service revenues was due primarily to a $4.9 million increase in oilfield service revenues primarily from drilling operations as a result of the acquisition of a drilling consulting business in the second quarter of 2002. This increase was partially offset by a $4.1 million decrease in gas gathering and marketing revenues resulting from a decrease in gas marketing activity and the termination of a gas marketing contract and lower revenues from a gas gathering system in Pennsylvania.

         Gas volumes sold in the first six months of 2003 were 7.1 Bcf, a decrease of 1.2 Bcf (15%) compared to the first six months of 2002 due primarily to the sale of wells in Ohio and Pennsylvania during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells partially offset by production from wells drilled in 2003 and 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $5.8 million. Oil volumes sold decreased 88,000 Bbls (30%) from 291,000 Bbls in the first six months of 2002 to 203,000 Bbls in the first six months of 2003 primarily due the sale of wells in Ohio during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells. This resulted in a decrease in oil sales revenues of approximately $1.8 million. The extreme weather conditions, including colder temperatures and greater snowfall, negatively impacted production during the first quarter of 2003 due to mechanical breakdowns and freezing of pipelines and wellheads which reduced production along with difficulty accessing wells for production and well maintenance.

         The average price realized for the Company's natural gas increased $0.21 per Mcf to $4.98 per Mcf in the first six months of 2003 compared to the first six months of 2002 which increased gas sales revenues in the first six months of 2003 by approximately $1.5 million. As a result of the Company's hedging activities, gas sales revenues for the first six months of 2003 decreased by approximately $8.5 million or $1.21 per Mcf compared to an increase of approximately $11.9 million or $1.44 per Mcf for the first six months of 2002. The average price realized for the Company's oil increased from $20.91 per Bbl in the first six months of 2002 to $28.33 per Bbl in the first six months of 2003 which increased oil sales revenues by approximately $1.5 million.

         Production expense decreased $704,000 (7%) from $10.0 million in the first six months of 2002 to $9.3 million in the first six months of 2003 primarily due to the sale of wells in Ohio and Pennsylvania during 2002 partially offset by additional costs incurred as a result of colder temperatures and greater amounts of snow during the first quarter of 2003 and increased costs to stimulate production on declining wells in the higher oil and natural gas price environment of 2003. The average production cost increased from $0.99 per Mcfe in the first six months of 2002 to $1.12 per Mcfe in the first six months of 2003 due to the cost increases and lower volumes discussed above. Production taxes increased $399,000 from $931,000 in the first six months of 2002 to $1.3 million in the first six months of 2003. Average per unit production taxes increased from $0.09 per Mcfe in the first six months of 2002 to $0.16 per Mcfe in the first six months of 2003 primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effect of hedging.

         Exploration expense decreased $1.2 million (19%) from $5.9 million in the first six months of 2002 to $4.7 million in the first six months of 2003 primarily due to a $887,000 decrease in dry hole expense and decreased geophysical expenditures partially offset by higher leasing costs.

         General and administrative expense decreased $115,000 (5%) from $2.4 million in the first six months of 2002 to $2.3 million in the first six months of 2003.

         Depreciation, depletion and amortization decreased by $3.1 million (26%) from $11.9 million in the first six months of 2002 to $8.8 million in the first six months of 2003. Depletion expense decreased $2.5 million (28%) from $8.9 million in the first six months of 2002 to $6.4 million in the first six months of 2003 due to lower oil and gas volumes sold and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $0.88 per Mcfe in the first six months of 2002 to $0.77 per Mcfe in the first six months of 2003. This decrease in the depletion rate per Mcfe was primarily due to higher reserves resulting from higher oil and gas prices at year-end 2002, excluding the effect of hedging, and the effect of the adoption of SFAS 143. The depreciable basis of oil and gas properties was increased by the fair value of the estimated future plugging liability and decreased by the gross amount of the estimated salvage value of the well equipment.

         Interest expense increased $905,000 (8%) from $11.7 million in the first six months of 2002 to approximately $12.6 million in the first six months of 2003 due to the allocation of interest to discontinued operations in the first six months of 2002 and higher blended interest rates in the first six months of 2003. This increase was partially offset by a decrease in average outstanding borrowings in the first six months of 2003.

         Income tax expense decreased $1.1 million from $2.3 million in the first six months of 2002 to $1.2 million in the first six months of 2003 due primarily to the decrease in income from continuing operations.

         In accordance with SFAS 144, the Company was required to reclassify the assets, liabilities and results of discontinued operations for all accounting periods presented. Although both revenues and expenses for prior periods were reclassified, there was no impact upon previously reported net earnings

LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

         The Company's current ratio at June 30, 2003 was .86 to 1. During the first six months of 2003, the working capital from continuing operations increased $1.3 million from a deficit of $6.5 million at

 December 31, 2002 to a deficit of $5.2 million at June 30, 2003. The increase was primarily due to a $4.0 million increase in accounts receivable, a $3.8 million increase in the deferred income taxes asset and a $2.2 million decrease in accrued expenses partially offset by $8.7 million decrease in the fair value of derivatives in the first six months of 2003. The $4.0 million increase in accounts receivable was primarily due to higher natural gas prices. The Company's operating activities provided cash flows of $9.0 million during the first six months of 2003.

         The Company has a $100 million revolving credit facility from Ableco Finance LLC and Foothill Capital Corporation which matures on June 30, 2006. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At June 30, 2003, the interest rate was 6.00%. At June 30, 2003, the Company had $46.5 million of outstanding letters of credit. At June 30, 2003, the outstanding balance under the credit agreement was $44.0 million with $34.5 million of borrowing capacity available for general corporate purposes.

         The Revolver was amended on March 31, 2003 to increase the letter of credit sublimit to $55 million. On May 30, 2003, the Company amended its $100 million revolving credit facility. The amendment increased the total commitment amount from $100 million to $125 million solely to provide for a special letter of credit facility in the amount of $25 million which combined with the existing letter of credit sub-limit of $55 million would allow a total of $80 million in letters of credit. The amendment also extended the Revolver's final maturity date to June 30, 2006, from December 31, 2005.

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 extended through March 31, 2006; and a senior debt leverage ratio of 2.7 to 1 extended through March 31, 2006. The amendment extended the early termination fee, equal to .125% of the Revolver, to June 30, 2005, from December 31, 2004. There is no termination fee after June 30, 2005.

         The Company's agreement with its hedging counterparty requires letters of credit based on an initial collateral requirement plus any negative market value thereafter. The initial collateral requirement currently is approximately $10 million. At July 31, 2003, the Company's hedge position had a negative market value of approximately $17.7 million and the aggregate minimum letter of credit requirement was approximately $27.9 million. At July 31, 2003, the Company had a total of $31.9 million of outstanding letters of credit.

         The Revolver has an early termination fee equal to .125% of the facility if terminated by June 30, 2005. There is no termination fee after June 30, 2005. The Company is required to hedge, through financial instruments or fixed price contracts, at least 20% but not more than 80% of its estimated hydrocarbon production, on a Mcfe basis, for the succeeding 12 months on a rolling 12-month basis. Based on the Company's hedges currently in place and its expected production levels, the Company is in compliance with this hedging requirement through August 2005.

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant provided that the NYMEX strip price for natural gas shall not exceed $5.00 per Mmbtu. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at June 30, 2003, was $5.07 per

Mcfe. The present value (using a 10% discount rate) of the Company's future net income at June 30, 2003, using the borrowing base price forecast, was $466 million. The present value under the borrowing base formula above was approximately $272 million for all proved reserves of the Company and $184 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio of 2.7 to 1. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of June 30, 2003, the Company's current ratio including the above adjustments was 3.26 to 1. The Company had satisfied all financial covenants as of June 30, 2003.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first six months of 2003 or 2002.

         During the first six months of 2003, the Company invested $12.2 million, including exploratory dry hole expense, to drill 41 development wells and four exploratory wells. All 41 of the development wells and two of the exploratory wells were successfully completed as producers in the target formation. This cost excludes approximately $3.5 million related to 4 gross (2.8 net) TBR wells in progress as of June 30, 2003. If these wells are determined to be dry holes, their cost will be charged to exploratory dry hole expense in subsequent periods.

         The Company had four exploratory wells in progress at December 31, 2002. One Trenton Black River ("TBR") well was completed and began production in April. Gas production rates from this well declined rapidly and it is currently shut-in for further evaluation. Another TBR well is being completed and is expected to begin production in the third quarter. A Michigan well was determined to be dry and approximately $300,000 was recorded as exploratory dry hole expense in the second quarter of 2003. The fourth well is still being evaluated. Two additional TBR wells drilled in 2003 and one TBR currently being drilled are included in the wells in progress cost.


         The Company currently expects to spend approximately $26 million during 2003 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company is also evaluating additional drilling opportunities that could increase its 2003 drilling expenditures by up to $10 million, dependent on the results of its current exploratory drilling program. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non-strategic assets. At June 30, 2003, the Company had approximately $34.5 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

         As a result of the Company's decision to shift focus away from exploration and development activities in the Knox formation in Ohio, the Company has entered into an agreement to sell substantially all of its undeveloped Knox acreage in Ohio. The Company has classified the net book value of this acreage as assets held-for-sale in oil and gas properties. The Company expects to record a small gain on the sale that is expected to close by the end of the third quarter.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------
         Among other risks, the Company is exposed to interest rate and commodity price risks.

                  The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of June 30, 2003 or 2002. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense in the second quarter would be approximately $110,000. This sensitivity analysis is based on the Company's financial structure at June 30, 2003.

         The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, the Company's gas sales revenues for the quarter would decrease by $480,000, after considering the effects of the hedging contracts in place. The Company had no hedges or fixed price contracts on its oil production during 2003 or 2002. If the price of crude oil decreased $3.00 per Bbl, the Company's oil sales revenues for the quarter would decrease by $306,000.

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax loss on its hedging activities of $8.5 million in the first six months of 2003 and a net pretax gain of $11.9 million in the first six months of 2002.

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

         The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at July 31, 2003:

                                 NATURAL GAS SWAPS                         NATURAL GAS COLLARS              FIXED PRICE CONTRACTS
                      ----------------------------------------  ----------------------------------------- -------------------------
                                                  ESTIMATED                NYMEX PRICE       ESTIMATED                  ESTIMATED
                                  NYMEX PRICE   WELLHEAD PRICE              PER Mmbtu     WELLHEAD PRICE   ESTIMATED  WELLHEAD PRICE
QUARTER ENDING           Bbtu      PER Mmbtu       PER Mcf       Bbtu      FLOOR/CAP(1)      PER Mcf(1)       Mmcf       PER Mcf
--------------------  --------- --------------- --------------  -------  --------------- ---------------- ----------- -------------
September 30, 2003       1,800          $ 3.92         $ 4.07    1,290    $ 3.40 - 5.23    $ 3.55 - 5.38          69        $ 4.02
December 31, 2003        1,800            3.92           4.14    1,290      3.40 - 5.23      3.62 - 5.45          55          4.00
                      --------- --------------- --------------  -------  --------------- ---------------- ----------- -------------
                         3,600          $ 3.92         $ 4.11    2,580    $ 3.40 - 5.23    $ 3.58 - 5.41         124        $ 4.01
                      ========= =============== ==============  =======  =============== ================ =========== =============

March 31, 2004           2,040          $ 3.84         $ 4.09    1,080    $ 4.00 - 5.80    $ 4.25 - 6.05          54        $ 4.10
June 30, 2004            2,040            3.84           3.99    1,080      4.00 - 5.80      4.15 - 5.95          37          4.06
September 30, 2004       2,040            3.84           3.99    1,080      4.00 - 5.80      4.15 - 5.95           5          3.20
December 31, 2004        2,040            3.84           4.06    1,080      4.00 - 5.80      4.22 - 6.02           5          3.20
                      --------- --------------- --------------  -------  --------------- ---------------- ----------- -------------
                         8,160          $ 3.84         $ 4.03    4,320    $ 4.00 - 5.80    $ 4.19 - 5.99         101        $ 4.00
                      ========= =============== ==============  =======  =============== ================ =========== =============

March 31, 2005           1,500          $ 3.84         $ 4.09    1,500    $ 4.00 - 5.37    $ 4.25 - 5.62           5        $ 4.00
June 30, 2005            1,500            3.73           3.88    1,500      4.00 - 5.37      4.15 - 5.52           5          4.00
September 30, 2005       1,500            3.73           3.88    1,500      4.00 - 5.37      4.15 - 5.52           5          4.00
December 31, 2005        1,500            3.73           3.95    1,500      4.00 - 5.37      4.22 - 5.59           5          4.00
                      --------- --------------- --------------  -------  --------------- ---------------- ----------- -------------
                         6,000          $ 3.76         $ 3.95    6,000    $ 4.00 - 5.37    $ 4.19 - 5.56          20        $ 4.00
                      ========= =============== ==============  =======  =============== ================ =========== =============




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

ITEM 4.  CONTROLS AND PROCEDURES
         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended June 30, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b)      Reports on Form 8-K

         On April 10, 2003, the Company filed a Current Report on Form 8-K dated March 31, 2003, reporting under Item 5 related to the Company's discontinued operations and the Company's natural gas hedging position. The Company also reported under Item 9 related to its operational outlook for 2003.

         On June 10, 2003, the Company filed a Current Report on Form 8-K dated May 30, 2003, reporting under Items 5 and 7 related to the Company's revolving credit facility and under Item 9 related the operational outlook for 2003.

SIGNATURES
--------------------------------------------------------------------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BELDEN & BLAKE CORPORATION



Date:   August 12, 2003           By:   /s/ John L. Schwager
      ---------------------             ---------------------------------------
                                        John L. Schwager, Director, President
                                        and Chief Executive Officer




Date:   August 12, 2003           By:   /s/ Robert W. Peshek
      ---------------------             ---------------------------------------
                                        Robert W. Peshek, Vice President
                                        and Chief Financial Officer