Form 10-Q
period 2003-09-30
BELDEN & BLAKE CORP /OH/
filed 2003-11-12
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2003
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from __________________ to _____________________

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

         As of October 31, 2003, Belden & Blake Corporation had outstanding 10,393,000 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I Financial Information:

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of September 30, 2003 and
                    December 31, 2002................................................................    1

                 Consolidated Statements of Operations for the three and nine
                    months ended September 30, 2003 and 2002 ........................................    2

                 Consolidated Statements of Shareholders' Equity (Deficit)
                    for the nine months ended September 30, 2003 and the
                    years ended December 31, 2002 and 2001...........................................    3

                 Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2003 and 2002 ........................................    4

                 Notes to Consolidated Financial Statements..........................................    5

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................   10

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................   23

        Item 4.  Controls and Procedures.............................................................   25

PART II Other Information

        Item 6.  Exhibits and Reports on Form 8-K....................................................   25

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2003            2002
                                                                               -------------   ------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $     991       $   1,722
    Accounts receivable, net                                                        17,970          14,652
    Inventories                                                                        717             848
    Deferred income taxes                                                            6,162           4,200
    Other current assets                                                             2,039           1,341
    Fair value of derivatives                                                           13              --
    Assets of discontinued operations                                                   --           1,066
                                                                                 ---------       ---------
              TOTAL CURRENT ASSETS                                                  27,892          23,829

PROPERTY AND EQUIPMENT, AT COST
    Oil and gas properties (successful efforts method)                             466,848         438,240
    Gas gathering systems                                                           14,750          14,482
    Land, buildings, machinery and equipment                                        23,829          22,748
                                                                                 ---------       ---------
                                                                                   505,427         475,470
    Less accumulated depreciation, depletion and amortization                      250,814         243,596
                                                                                 ---------       ---------
              PROPERTY AND EQUIPMENT, NET                                          254,613         231,874
FAIR VALUE OF DERIVATIVES                                                              807               3
OTHER ASSETS                                                                         7,463           8,139
                                                                                 ---------       ---------
                                                                                 $ 290,775       $ 263,845
                                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                             $   5,742       $   5,661
    Accrued expenses                                                                22,273          17,767
    Current portion of long-term liabilities                                           729             315
    Fair value of derivatives                                                        8,524           5,486
    Liabilities of discontinued operations                                              --             335
                                                                                 ---------       ---------
              TOTAL CURRENT LIABILITIES                                             37,268          29,564

LONG-TERM LIABILITIES
    Bank and other long-term debt                                                   39,832          26,868
    Senior subordinated notes                                                      225,000         225,000
    Other                                                                            4,344              91
                                                                                 ---------       ---------
                                                                                   269,176         251,959
FAIR VALUE OF DERIVATIVES                                                            9,552           4,371
DEFERRED INCOME TAXES                                                               22,663          22,596

SHAREHOLDERS' DEFICIT
    Common stock without par value; $.10 stated value per share; authorized
      58,000,000 shares; issued 10,590,157 and 10,490,440 shares
      (which includes 212,277 and 206,534 treasury shares, respectively)             1,038           1,030
    Paid in capital                                                                107,237         107,118
    Deficit                                                                       (145,593)       (148,332)
    Accumulated other comprehensive loss                                           (10,566)         (4,461)
                                                                                 ---------       ---------
              TOTAL SHAREHOLDERS' DEFICIT                                          (47,884)        (44,645)
                                                                                 ---------       ---------
                                                                                 $ 290,775       $ 263,845
                                                                                 =========       =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                       2003              2002            2003               2002
                                                                  -------------      -------------   ------------       ------------
REVENUES
    Oil and gas sales                                                $ 21,547           $ 22,571       $ 62,422           $ 68,143
    Gas gathering, marketing, and oilfield service                      4,862              3,990         18,780             17,123
    Other                                                                   6                548            483              1,556
                                                                     --------           --------       --------           --------
                                                                       26,415             27,109         81,685             86,822
EXPENSES
    Production expense                                                  4,983              4,841         14,238             14,800
    Production taxes                                                      615                385          1,945              1,316
    Gas gathering, marketing, and oilfield service                      4,445              3,235         17,240             13,843
    Exploration expense                                                 6,106              4,236         10,849             10,087
    General and administrative expense                                  1,108              1,065          3,369              3,441
    Franchise, property and other taxes                                    72                119            230                264
    Depreciation, depletion and amortization                            4,728              5,573         13,495             17,425
    Accretion expense                                                      91                 --            263                 --
    Derivative fair value loss (gain)                                     340                (64)           166                134
    Severance and other nonrecurring expense                               --                127             --                292
                                                                     --------           --------       --------           --------
                                                                       22,488             19,517         61,795             61,602
                                                                     --------           --------       --------           --------
OPERATING INCOME                                                        3,927              7,592         19,890             25,220

OTHER EXPENSE
    Interest expense                                                    6,463              5,871         19,101             17,604
                                                                     --------           --------       --------           --------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (2,536)             1,721            789              7,616
    (Benefit) provision for income taxes                                 (895)               653            336              2,921
                                                                     --------           --------       --------           --------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           (1,641)             1,068            453              4,695
Income (loss) from discontinued operations, net of tax                     --                 75           (111)               472
                                                                     --------           --------       --------           --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                               (1,641)             1,143            342              5,167
Cumulative effect of change in accounting principle, net of tax            --                 --          2,397                 --
                                                                     --------           --------       --------           --------
NET (LOSS) INCOME                                                    $ (1,641)          $  1,143       $  2,739           $  5,167
                                                                     ========           ========       ========           ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                                                                               OTHER         TOTAL
                                                             COMMON     COMMON     PAID IN                 COMPREHENSIVE    EQUITY
                                                             SHARES      STOCK     CAPITAL      DEFICIT      INCOME        (DEFICIT)
                                                           ----------  ---------  ----------  -----------  -------------  ----------
JANUARY 1, 2001                                               10,303   $  1,030   $ 107,921   $ (157,264)  $         --   $ (48,313)
Comprehensive income:
Net income                                                                                         6,467                      6,467
Other comprehensive income, net of tax:
   Cumulative effect of accounting change                                                                        (6,691)     (6,691)
   Change in derivative fair value                                                                               24,667      24,667
   Reclassification adjustment for derivative (gain) loss
    reclassified into oil and gas sales                                                                          (2,889)     (2,889)
                                                                                                                          ---------
Total comprehensive income                                                                                                   21,554
                                                                                                                          ---------
Stock options exercised                                           68          7          (1)                                      6
Stock-based compensation                                                                275                                     275
Repurchase of stock options                                                            (772)                                   (772)
Tax benefit of repurchase of stock options
    and stock options exercised                                                         260                                     260
Treasury stock                                                   (81)        (8)       (281)                                   (289)
                                                           ---------   --------   ---------   ----------   ------------   ---------
DECEMBER 31, 2001                                             10,290      1,029     107,402     (150,797)        15,087     (27,279)
Comprehensive income:
Net income                                                                                         2,465                      2,465
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                               (5,518)     (5,518)
   Reclassification adjustment for derivative (gain) loss
    reclassified into oil and gas sales                                                                         (14,030)    (14,030)
                                                                                                                          ---------
Total comprehensive income                                                                                                  (17,083)
                                                                                                                          ---------
Stock options exercised                                           65          7          (2)                                      5
Stock-based compensation                                                                 82                                      82
Repurchase of stock options                                                             (29)                                    (29)
Tax benefit of repurchase of stock options
    and stock options exercised                                                          57                                      57
Treasury stock                                                   (59)        (6)       (392)                                   (398)
                                                           ---------   --------   ---------   ----------   ------------   ---------
DECEMBER 31, 2002                                             10,296      1,030     107,118     (148,332)        (4,461)    (44,645)
Comprehensive income:
Net income                                                                                         2,739                      2,739
Other comprehensive income, net of tax:
   Change in derivative fair value                                                                              (12,256)    (12,256)
   Reclassification adjustment for derivative (gain) loss
    reclassified into oil and gas sales                                                                           6,151       6,151
                                                                                                                          ---------
Total comprehensive income                                                                                                   (3,366)
                                                                                                                          ---------
Stock options exercised                                           99         10         107                                     117
Stock-based compensation                                                                 54                                      54
Repurchase of stock options                                                             (47)                                    (47)
Tax benefit of repurchase of stock options
    and stock options exercised                                                          40                                      40
Treasury stock                                                   (17)        (2)        (35)                                    (37)
                                                           ---------   --------   ---------   ----------   ------------   ---------
SEPTEMBER 30, 2003 (UNAUDITED)                                10,378   $  1,038   $ 107,237   $ (145,593)  $    (10,566)  $ (47,884)
                                                           =========   ========   =========   ==========   ============   =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                 2003                 2002
                                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                         $     453            $   4,695
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation, depletion and amortization                                 13,495               17,425
        Accretion of discount on asset retirement obligations                       263                   --
        Loss on disposal of property and equipment                                  849                  613
        Net monetization of derivatives                                              --               22,091
        Amortization of derivatives and other noncash hedging activities         (2,194)             (14,524)
        Exploration expense                                                      10,849               10,087
        Deferred income taxes                                                       188                2,921
        Stock-based compensation                                                     54                   62
        Change in operating assets and liabilities, net of
          effects of acquisition and disposition of businesses:
            Accounts receivable and other operating assets                       (4,018)                 (31)
            Inventories                                                             131                  294
            Accounts payable and accrued expenses                                 4,587               10,077
                                                                              ---------            ---------
               NET CASH PROVIDED BY CONTINUING OPERATIONS                        24,657               53,710

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                              (4,728)              (2,835)
    Disposition of businesses, net of cash                                          100                8,161
    Proceeds from property and equipment disposals                                2,953                1,497
    Exploration expense                                                         (10,849)             (10,087)
    Additions to property and equipment                                         (25,510)             (26,782)
    Other                                                                          (497)                 749
                                                                              ---------            ---------
               NET CASH USED IN INVESTING ACTIVITIES                            (38,531)             (29,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                                      147,222              107,960
    Repayment of long-term debt and other obligations                          (134,532)            (134,451)
    Debt issue costs                                                               (240)                 (81)
    Proceeds from stock options exercised                                           117                    5
    Repurchase of stock options                                                     (47)                 (13)
    Tax benefit of repurchase of stock options and stock options exercised           40                   --
    Purchase of treasury stock                                                      (37)                 (41)
                                                                              ---------            ---------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               12,523              (26,621)
                                                                              ---------            ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS
    FROM CONTINUING OPERATIONS                                                   (1,351)              (2,208)
NET INCREASE IN CASH AND CASH EQUIVALENTS
    FROM DISCONTINUED OPERATIONS                                                    620                2,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,722                1,935
                                                                              ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     991            $   1,738
                                                                              =========            =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 2003

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to conform to the current presentation.

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

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the nine months and quarter ended September 30, 2002 was $5.9 million and $1.4 million, respectively, and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased approximately $6 million.

         A reconciliation of the Company's liability for plugging and abandonment costs for the nine months ended September 30, 2003 is as follows (in thousands):

Asset retirement obligation, December 31, 2002       $    --
      Cumulative effect adjustment                     4,614
      Liabilities incurred                               204
      Liabilities settled                               (138)
      Accretion expense                                  263
                                                     -------
Asset retirement obligation, September 30, 2003      $ 4,943
                                                     =======

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

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 was effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

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

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first nine months of 2003 and 2002, respectively: risk-free interest rates of 3.7% and 4.4%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years.

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

         For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended September 30, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of Statement 150 remain subject to existing guidance. SFAS 150 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The Company has been made aware of an issue regarding the application of provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," to oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas Producing Activities."

         If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the Company currently believes that its financial condition, results of operations or cash flows would not be affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. The Company had undeveloped leasehold costs of $12.8 million at September 30, 2003. The amount of potential balance sheet reclassifications for developed leasehold costs has not been determined.

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

(4)      DISPOSITION

         As a result of the Company's decision to shift focus away from exploration and development activities in the Knox formation in Ohio, the Company sold substantially all of its undeveloped Knox acreage in Ohio for approximately $2.8 million in September 2003. The sale resulted in a loss of approximately $90,000.

(5)      DERIVATIVES AND HEDGING

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

         From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At September 30, 2003, the Company's derivative contracts were comprised of natural gas swaps, collars and options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

         During the first nine months of 2003 and 2002, a net loss of $9.7 million ($6.2 million after tax) and a net gain of $17.5 million ($11.1 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $19.3 million ($12.3 million after tax) in the first nine months of 2003 and decreased $682,000 ($434,000 after tax) in the first nine months of 2002. At September 30, 2003, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $7.9 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2005.

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

(6)      LONG-TERM DEBT

         The Company has a $100 million revolving credit facility (the "Revolver") from Ableco Finance LLC and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) which matures on June 30, 2006. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2003, the interest rate was 6.00%. At September 30, 2003, the Company had $29.7 million of outstanding letters of credit. At September 30, 2003, the outstanding balance under the credit agreement was $39.7 million with $55.6 million of borrowing capacity available for general corporate purposes.

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

         The Revolver, as amended, is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 extended through March 31, 2006; and a senior debt leverage ratio of 2.7 to 1 extended through March 31, 2006. The amendment extended the early termination fee, equal to .125% of the Revolver, to June 30, 2005, from December 31, 2004. There is no termination fee after June 30, 2005. The Company had satisfied all financial covenants as of September 30, 2003.

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

(8)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
(IN THOUSANDS)                                                         2003              2002
                                                                   -------------     -------------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                           $ 13,472          $ 13,331
  Income taxes, net of refunds                                             --                 8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets in exchange for long-term liabilities              --               263

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX         2,397                --

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

CRITICAL ACCOUNTING POLICIES

         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance. See the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in the Company's 2002 Form 10-K annual report filed with the SEC for a comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of the Company's critical accounting policies:

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

OIL AND GAS RESERVES

         The Company's proved developed and proved undeveloped reserves are all located within the Appalachian and Michigan Basins in the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from assumptions used. Proved reserves represent estimated quantities of natural gas and oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made. The accuracy of a reserve estimate is a function of:

     -   the quality and quantity of available data;

     -   the interpretation of that data;

     -   the accuracy of various mandated economic assumptions; and

     -   the judgment of the persons preparing the estimate.

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

         Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The unaudited pro forma net income for the nine months and quarter ended September 30, 2002 was $5.9 million and $1.4 million, respectively, and has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002. Assuming retroactive application of the change in accounting principle as of January 1, 2002, liabilities would have increased approximately $6 million.

         A reconciliation of the Company's liability for plugging and abandonment costs for the nine months ended September 30, 2003 is as follows (in thousands):

Asset retirement obligation, December 31, 2002       $    --
      Cumulative effect adjustment                     4,614
      Liabilities incurred                               204
      Liabilities settled                               (138)
      Accretion expense                                  263
                                                     -------
Asset retirement obligation, September 30, 2003      $ 4,943
                                                     =======

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

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 was effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

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

         The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the first nine months of 2003 and 2002, respectively: risk-free interest rates of 3.7% and 4.4%, volatility factor of the expected market price of the Company's common stock of near zero, dividend yield of zero, and a weighted-average expected life of the option of seven years.

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

         For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended September 30, 2003 and 2002 were not material.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51." FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of VIEs. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of Statement 150 remain subject to existing guidance. SFAS 150 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The Company has been made aware of an issue regarding the application of provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," to oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas Producing Activities."

         If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the Company currently believes that its financial condition, results of operations or cash flows would not be affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. The Company had undeveloped leasehold costs of $12.8 million at September 30, 2003. The amount of potential balance sheet reclassifications for developed leasehold costs has not been determined.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 COMPARED

         The following Management's Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, the discontinued operations have been excluded.

         The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                      --------------------      -------------------
                                       2003          2002        2003         2002
                                      ------       -------      -------     -------
PRODUCTION
  Gas (Mmcf)                           3,836        3,978        10,896      12,260
  Oil (Mbbls)                            103          139           306         429
  Total production (Mmcfe)             4,456        4,811        12,732      14,836

AVERAGE PRICE
  Gas (per Mcf)                       $ 4.87       $ 4.80       $  4.94     $  4.78
  Oil (per Bbl)                        27.57        24.90         28.07       22.20
  Mcfe                                  4.84         4.69          4.90        4.59
AVERAGE COSTS (PER MCFE)
  Production expense                    1.12         1.01          1.12        1.00
  Production taxes                      0.14         0.08          0.15        0.09
  Depletion                             0.80         0.88          0.78        0.88
OPERATING MARGIN (PER MCFE)             3.58         3.60          3.63        3.50

MMCF-MILLION CUBIC FEET  MBBLS-THOUSAND BARRELS  MMCFE-MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF-THOUSAND CUBIC FEET  BBL-BARREL              MCFE-THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER MCFE)-AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

RESULTS OF OPERATIONS - THIRD QUARTERS OF 2003 AND 2002 COMPARED

         Operating income decreased $3.7 million (48%) from $7.6 million in the third quarter of 2002 to $3.9 million in the third quarter of 2003. This decrease was primarily a result of a $1.7 million (10%) decrease in operating margins, a $1.9 million (44%) increase in exploration expense, a $542,000 decrease in other revenue and a $404,000 increase in derivative fair value loss partially offset by a $845,000 decrease in depreciation, depletion and amortization.

         The $1.7 million decrease in operating margins was primarily due to a $1.4 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in oil and gas volumes sold partially offset by an increase in the average prices realized for the Company's oil and natural gas in the third quarter of 2003. A $338,000 decrease in the operating margin from gas gathering, marketing and oilfield service also contributed to the decrease in operating margins.

         Income or loss from continuing operations before income taxes and cumulative effect of change in accounting principle decreased $4.2 million from income of $1.7 million in the third quarter of 2002 to a loss of $2.5 million in the third quarter of 2003. This decrease is due primarily to the decrease in operating income discussed above and a $592,000 increase in interest expense.

         Net income decreased $2.7 million from net income of $1.1 million in the third quarter of 2002 to a net loss of $1.6 million in the third quarter of 2003. This decrease was a result of the $4.2 million increase in loss from continuing operations before income taxes and cumulative effect of change in accounting principle discussed above. This increase was partially offset by a $1.5 million decrease in the provision for income taxes.

         Total revenues decreased $694,000 (3%) in the third quarter of 2003 compared to the third quarter of 2002 due to a $1.0 million decrease in oil and gas sales revenues and a $542,000 decrease in other revenues partially offset by a $872,000 increase in gas gathering, marketing and oilfield service revenues. The decrease in other revenues is due to the loss of revenue from Section 29 tax credit monetization transactions which ended upon expiration of the non-conventional fuel source tax credit as of December 31, 2002. The increase in gas gathering, marketing and oilfield service revenues was due to a $919,000 increase in gas marketing revenues primarily resulting from higher natural gas prices.

         Gas volumes sold in the third quarter of 2003 were 3.8 Bcf, a decrease of 142 Mmcf (4%) compared to the third quarter of 2002 due primarily to the sale of wells in Ohio and Pennsylvania during 2002 and the natural decline of the wells partially offset by production from wells drilled in 2003 and 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $680,000. Oil volumes sold decreased 35,000 Bbls (25%) from 139,000 Bbls in the third quarter of 2002 to 103,000 Bbls in the third quarter of 2003 primarily due to the sale of wells in Ohio during 2002 and the natural decline of the wells. This resulted in a decrease in oil sales revenues of approximately $880,000.

         The average price realized for the Company's natural gas increased $0.07 per Mcf to $4.87 per Mcf in the third quarter of 2003 compared to the third quarter of 2002, which increased gas sales revenues in the third quarter of 2003 by approximately $270,000. As a result of the Company's hedging activities, gas sales revenues for the third quarter of 2003 decreased by approximately $1.1 million or $0.30 per Mcf compared to an increase of approximately $5.2 million or $1.33 per Mcf for the third quarter of 2002. The average price realized for the Company's oil increased from $24.90 per Bbl in the third quarter of 2002 to $27.57 per Bbl in the third quarter of 2003 which increased oil sales revenues by approximately $280,000.

         Production expense increased $142,000 (3%) from $4.8 million in the third quarter of 2002 to $5.0 million in the third quarter of 2003 primarily due to increased costs to stimulate production on declining wells in the higher oil and natural gas price environment of 2003. The average production cost increased from $1.01 per Mcfe in the third quarter of 2002 to $1.12 per Mcfe in the third quarter of 2003 due to the cost increases and lower volumes discussed above. Production taxes increased $230,000 from $385,000 in the third quarter of 2002 to $615,000 in the third quarter of 2003. Average per unit production taxes increased from $0.08 per Mcfe in the third quarter of 2002 to $0.14 per Mcfe in the third quarter of 2003 primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effect of hedging.

         Exploration expense increased $1.9 million (44%) from $4.2 million in the third quarter of 2002 to $6.1 million in the third quarter of 2003 primarily due to a $2.8 million increase in dry hole expense partially offset by lower land leasing expenses and decreased expiring lease costs.

         General and administrative expense of $1.1 million in the third quarter of 2003 was consistent when compared to the third quarter of 2002.

         Depreciation, depletion and amortization decreased by $845,000 (15%) from $5.6 million in the third quarter of 2002 to $4.7 million in the third quarter of 2003. Depletion expense decreased $660,000 (16%) from $4.2 million in the third quarter of 2002 to $3.6 million in the third quarter of 2003 due to lower oil and gas volumes sold and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $0.88 per Mcfe in the third quarter of 2002 to $0.80 per Mcfe in the third quarter of 2003. This decrease in the depletion rate per Mcfe was primarily due to higher reserves resulting from higher oil and gas prices at year-end 2002, excluding the effect of hedging, and the effect of the adoption of SFAS 143. The depreciable basis of oil and gas properties was increased by the fair value of the estimated future plugging liability and decreased by the gross amount of the estimated salvage value of the well equipment.

         Interest expense increased $592,000 (10%) from $5.9 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003 due to higher average outstanding borrowings and higher blended interest rates in the third quarter of 2003.

         Income tax expense decreased $1.5 million from $653,000 in the third quarter of 2002 to a benefit of $895,000 in the third quarter of 2003 due primarily to the decrease in income from continuing operations before income taxes.

         In accordance with SFAS 144, the Company was required to reclassify the assets, liabilities and results of discontinued operations for all accounting periods presented. Although both revenues and expenses for prior periods were reclassified, there was no impact upon previously reported net earnings.

RESULTS OF OPERATIONS - NINE MONTHS OF 2003 AND 2002 COMPARED

         Operating income decreased $5.3 million (21%) from $25.2 million in the first nine months of 2002 to $19.9 million in the first nine months of 2003. This decrease was primarily a result of a $7.5 million (14%) decrease in operating margins, a $1.1 million decrease in other revenue and a $762,000 (8%) increase in exploration expense partially offset by a $3.9 million decrease in depreciation, depletion and amortization.

         The $7.5 million decrease in operating margins was primarily due to a $5.8 million decrease in the operating margin from oil and gas sales resulting primarily from a decrease in oil and gas volumes sold partially offset by an increase in the average prices realized for the Company's oil and natural gas in the first nine months of 2003. A $1.7 million decrease in the operating margin from gas gathering, marketing and oilfield service, resulting primarily from a lower margin on a gathering system in Pennsylvania, also contributed to the decrease in operating margins.

         Income from continuing operations before income taxes and cumulative effect of change in accounting principle decreased $6.8 million from $7.6 million in the first nine months of 2002 to $789,000 in the first nine months of 2003. This decrease is due primarily to the decrease in operating income discussed above and a $1.5 million increase in interest expense.

         Net income decreased $2.5 million from $5.2 million in the first nine months of 2002 to $2.7 million in the first nine months of 2003. This decrease was a result of the decrease in income from continuing operations before income taxes and cumulative effect of change in accounting principle discussed above and a $583,000 decrease in income from discontinued operations. This decrease in net income was partially offset by a $2.4 million gain on the cumulative effect of change in accounting principle, net of tax, recorded in the first nine months of 2003 related to asset retirement obligations and a decrease in the provision for income taxes of $2.6 million.

         Total revenues decreased $5.1 million (6%) in the first nine months of 2003 compared to the first nine months of 2002 due to a $5.7 million decrease in oil and gas sales revenues and a $1.1 million decrease in other revenues partially offset by a $1.7 million increase in gas gathering, marketing and oilfield service revenues. The decrease in other revenues is due to the loss of revenue from Section 29 tax credit monetization transactions which ended upon expiration of the non-conventional fuel source tax credit as of December 31, 2002. The increase in gas gathering, marketing and oilfield service revenues was due primarily to a $4.9 million increase in oilfield service revenues primarily from drilling operations as a result of the acquisition of a drilling consulting business in the second quarter of 2002. This increase was partially offset by a $3.3 million decrease in gas gathering and marketing revenues resulting from a decrease in gas marketing activity, the termination of a gas marketing contract and lower revenues from a gas gathering system in Pennsylvania.

         Gas volumes sold in the first nine months of 2003 decreased 1.4 Bcf (11%) from 12.3 Bcf in the first nine months of 2002 to 10.9 Bcf in the first nine months of 2003 due primarily to the sale of wells in Ohio and Pennsylvania during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells partially offset by production from wells drilled in 2003 and 2002. The decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $6.5 million. Oil volumes sold decreased 123,000 Bbls (29%) from 429,000 Bbls in the first nine months of 2002 to 306,000 Bbls in the first nine months of 2003 primarily due to the sale of wells in Ohio during 2002, extreme weather conditions experienced in the first quarter of 2003 and the natural decline of the wells. This resulted in a decrease in oil sales revenues of approximately $2.7 million. The extreme weather conditions, including colder temperatures and greater snowfall, negatively impacted production during the first quarter of 2003 due to mechanical breakdowns and freezing of pipelines and wellheads which reduced production and created difficulty accessing wells for production and well maintenance.

         The average price realized for the Company's natural gas increased $0.16 per Mcf to $4.94 per Mcf in the first nine months of 2003 compared to the first nine months of 2002 which increased gas sales revenues in the first nine months of 2003 by approximately $1.7 million. As a result of the Company's hedging activities, gas sales revenues for the first nine months of 2003 decreased by approximately $9.7 million or $0.89 per Mcf compared to an increase of approximately $17.2 million or $1.40 per Mcf for the first nine months of 2002. The average price realized for the Company's oil increased from $22.20 per Bbl in the first nine months of 2002 to $28.07 per Bbl in the first nine months of 2003 which increased oil sales revenues by approximately $1.8 million.

         Production expense decreased $562,000 (4%) from $14.8 million in the first nine months of 2002 to $14.2 million in the first nine months of 2003 primarily due to the sale of wells in Ohio and Pennsylvania during 2002 partially offset by additional costs incurred as a result of colder temperatures and greater amounts of snow during the first quarter of 2003 and increased costs to stimulate production on declining wells in the higher oil and natural gas price environment of 2003. The average production cost increased from $1.00 per Mcfe in the first nine months of 2002 to $1.12 per Mcfe in the first nine months of 2003 due to the cost increases and lower volumes discussed above. Production taxes increased $629,000 from $1.3 million in the first nine months of 2002 to $1.9 million in the first nine months of 2003. Average per unit production taxes increased from $0.09 per Mcfe in the first nine months of 2002 to $0.15 per Mcfe in the first nine months of 2003 primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effect of hedging.

         Exploration expense increased $762,000 (8%) from $10.1 million in the first nine months of 2002 to $10.8 million in the first nine months of 2003 primarily due to a $2.0 million increase in dry hole expense and higher delay rental expenses partially offset by lower geophysical and land leasing expenses.

         General and administrative expense of $3.4 million in the first nine months of 2003 was consistent when compared to the first nine months of 2002.

         Depreciation, depletion and amortization decreased by $3.9 million (23%) from $17.4 million in the first nine months of 2002 to $13.5 million in the first nine months of 2003. Depletion expense decreased $3.1 million (24%) from $13.1 million in the first nine months of 2002 to $10.0 million in the first nine months of 2003 due to lower oil and gas volumes sold and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $0.88 per Mcfe in the first nine months of 2002 to $0.78 per Mcfe in the first nine months of 2003. This decrease in the depletion rate per Mcfe was primarily due to higher reserves resulting from higher oil and gas prices at year-end 2002, excluding the effect of hedging, and the effect of the adoption of SFAS 143. The depreciable basis of oil and gas properties was increased by the fair value of the estimated future plugging liability and decreased by the gross amount of the estimated salvage value of the well equipment.

         Interest expense increased $1.5 million (9%) from $17.6 million in the first nine months of 2002 to approximately $19.1 million in the first nine months of 2003 due to higher blended interest rates in the first nine months of 2003. This increase was partially offset by a decrease in average outstanding borrowings in the first nine months of 2003.

         Income tax expense decreased $2.6 million from $2.9 million in the first nine months of 2002 to $336,000 in the first nine months of 2003 due primarily to the decrease in income from continuing operations before income taxes.

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

         The Company's current ratio at September 30, 2003 was .75 to 1. During the first nine months of 2003, the working capital from continuing operations decreased $2.9 million from a deficit of $6.5 million at December 31, 2002 to a deficit of $9.4 million at September 30, 2003. The decrease was primarily due to a $4.5 million increase in accrued expenses and a $3.0 million decrease in the fair value of derivatives in the first nine months of 2003 partially offset by a $3.3 million increase in accounts receivable and a $2.0 million increase in the deferred income taxes asset. The $3.3 million increase in accounts receivable was primarily due to higher natural gas prices. The Company's operating activities provided cash flows of $24.7 million during the first nine months of 2003.

         The Company has a $100 million revolving credit facility from Ableco Finance LLC and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) which matures on June 30, 2006. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At September 30, 2003, the interest rate was 6.00%. At September 30, 2003, the Company had $29.7 million of outstanding letters of credit. At September 30, 2003, the outstanding balance under the credit agreement was $39.7 million with $55.6 million of borrowing capacity available for general corporate purposes.

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

         The Company's agreement with its hedging counterparty requires letters of credit based on an initial collateral requirement plus any negative market value thereafter. The initial collateral requirement currently is approximately $10 million. At October 31, 2003, the Company's hedge position had a negative market value of approximately $16.8 million and the aggregate minimum letter of credit requirement was approximately $27.0 million. At October 31, 2003, the Company had a total of $31.7 million of outstanding letters of credit.

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

         The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant provided that the NYMEX strip price for natural gas shall not exceed $5.00 per Mmbtu. Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at September 30, 2003, was $4.71 per Mcfe. The present value (using a 10% discount rate) of the Company's future net income at September 30, 2003, using the borrowing base price forecast, was $419 million. The present value under the borrowing base formula above was approximately $246 million for all proved reserves of the Company and $170 million for properties secured by a mortgage.

         The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio of 2.7 to 1. EBITDA, as defined in the Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of September 30, 2003, the Company's current ratio including the above adjustments was 3.93 to 1. The Company had satisfied all financial covenants as of September 30, 2003.

         From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first nine months of 2003 or 2002.

         During the first nine months of 2003, the Company invested approximately $26 million, including exploratory dry hole expense, to drill 78 development wells and 11 exploratory wells. All 78 of the development wells and three of the exploratory wells were successfully completed as producers in the target formation. This cost excludes approximately $3.1 million related to 2 gross (1.5 net) Trenton Black River ("TBR") wells in progress as of September 30, 2003. If these wells are determined to be dry holes, their cost will be charged to exploratory dry hole expense in subsequent periods.

         The Company had four exploratory wells in progress at December 31, 2002. Two of the wells were completed as productive TBR wells during the current year while the other two wells were determined to be unproductive and approximately $500,000 was recorded as exploratory dry hole expense in 2003. Five additional exploratory wells were drilled to the TBR and one exploratory and three development wells were drilled to the Oriskany formation in the first nine months of 2003. One of the TBR wells and all three of the additional development Oriskany wells were completed as producers while four TBR wells and the exploratory Oriskany well were unproductive and the related drilling cost of approximately $3.9 million was recorded as exploratory dry hole expense in the third quarter of 2003.

         The Company currently expects to spend approximately $35 million during 2003 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non-strategic assets. At September 30, 2003, the Company had approximately $55.6 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Among other risks, the Company is exposed to interest rate and commodity price risks.

         The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of September 30, 2003 or 2002. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense in the third quarter would be approximately $101,000. This sensitivity analysis is based on the Company's financial structure at September 30, 2003.

         The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, the Company's gas sales revenues for the quarter would decrease by $1.0 million, after considering the effects of the hedging contracts in place. The Company had no hedges or fixed price contracts on its oil production during 2003 or 2002. If the price of crude oil decreased $3.00 per Bbl, the Company's oil sales revenues for the quarter would decrease by $310,000.

         To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had a net pretax loss on its hedging activities of $9.7 million in the first nine months of 2003 and a net pretax gain of $17.5 million in the first nine months of 2002.

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

         The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at October 31, 2003:

                                  NATURAL GAS SWAPS                     NATURAL GAS COLLARS              FIXED PRICE CONTRACTS
                        ------------------------------------  --------------------------------------  ---------------------------
                                                 ESTIMATED              NYMEX PRICE      ESTIMATED                    ESTIMATED
                                NYMEX PRICE   WELLHEAD PRICE             PER MMBTU    WELLHEAD PRICE  ESTIMATED    WELLHEAD PRICE
QUARTER ENDING           BBTU    PER MMBTU      PER MCF        BBTU    FLOOR/CAP (1)    PER MCF (1)      MMCF          PER MCF
--------------          -----  ------------   --------------  -----    -------------  --------------  ---------    --------------
December 31, 2003       1,800  $       3.92   $         4.14  1,290    $ 3.40 - 5.23  $  3.62 - 5.45      55       $         4.00
                        -----  ------------   --------------  -----    -------------  --------------     ---       --------------
                        1,800  $       3.92   $         4.14  1,290    $ 3.40 - 5.23  $  3.62 - 5.45      55       $         4.00
                        =====  ============   ==============  =====    =============  ==============     ===       ==============
March 31, 2004          2,040  $       3.84   $         4.09  1,080    $ 4.00 - 5.80  $  4.25 - 6.05      54       $         4.10
June 30, 2004           2,040          3.84             3.99  1,080      4.00 - 5.80     4.15 - 5.95      37                 4.06
September 30, 2004      2,040          3.84             3.99  1,080      4.00 - 5.80     4.15 - 5.95       5                 3.20
December 31, 2004       2,040          3.84             4.06  1,080      4.00 - 5.80     4.22 - 6.02       5                 3.20
                        -----  ------------   --------------  -----    -------------  --------------     ---       --------------
                        8,160  $       3.84   $         4.03  4,320    $ 4.00 - 5.80  $  4.19 - 5.99     101       $         4.00
                        =====  ============   ==============  =====    =============  ==============     ===       ==============

March 31, 2005          1,500  $       3.84   $         4.09  1,500    $ 4.00 - 5.37  $  4.25 - 5.62       5       $         4.00
June 30, 2005           1,500          3.73             3.88  1,500      4.00 - 5.37     4.15 - 5.52       5                 4.00
September 30, 2005      1,500          3.73             3.88  1,500      4.00 - 5.37     4.15 - 5.52       5                 4.00
December 31, 2005       1,500          3.73             3.95  1,500      4.00 - 5.37     4.22 - 5.59       5                 4.00
                        -----  ------------   --------------  -----    -------------  --------------     ---       --------------
                        6,000  $       3.76   $         3.95  6,000    $ 4.00 - 5.37  $  4.19 - 5.56      20       $         4.00
                        =====  ============   ==============  =====    =============  ==============     ===       ==============

BBTU-BILLION BRITISH THERMAL UNITS   MMCF-MILLION CUBIC FEET
MMBTU-MILLION BRITISH THERMAL UNITS  MCF-THOUSAND CUBIC FEET

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

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended September 30, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K

         On August 27, 2003, the Company filed a Current Report on Form 8-K dated August 22, 2003, reporting under Item 9 related to its operational outlook for 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BELDEN & BLAKE CORPORATION



Date: November 10, 2003              By: /s/ John L. Schwager
                                         -------------------------------------
                                         John L. Schwager, Director, President
                                         and Chief Executive Officer

Date: November 10, 2003              By: /s/ Robert W. Peshek
                                         -------------------------------------
                                         Robert W. Peshek, Vice President
                                         and Chief Financial Officer