Form 10-Q
period 2004-03-31
BELDEN & BLAKE CORP /OH/
filed 2004-05-10
CIK 880114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from           to
                                                          ---------    ---------

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

      As of April 30, 2004, Belden & Blake Corporation had outstanding 10,454,644 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I    Financial Information:

     Item 1.    Financial Statements

                Consolidated Balance Sheets as of March 31, 2004 and
                  December 31, 2003.............................................       1

                Consolidated Statements of Operations for the three
                  months ended March 31, 2004 and 2003 .........................       2

                Consolidated Statements of Shareholders' Equity (Deficit) for
                  the three months ended March 31, 2004 and the years ended
                  December 31, 2003 and 2002....................................       3

                Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003 .........................       4

                Notes to Consolidated Financial Statements......................       5

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................       7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......      14

     Item 4.    Controls and Procedures.........................................      15

PART II   Other Information

     Item 6.    Exhibits and Reports on Form 8-K................................      16

                           BELDEN & BLAKE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,   DECEMBER 31,
                                                                              2004         2003
                                                                           -----------  ------------
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $   1,673    $   1,440
  Accounts receivable, net                                                     17,689       17,597
  Inventories                                                                     894          786
  Deferred income taxes                                                         9,021        6,853
  Other current assets                                                          2,361        2,415
  Fair value of derivatives                                                       615          319
                                                                            ---------    ---------
     TOTAL CURRENT ASSETS                                                      32,253       29,410

PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties (successful efforts method)                          471,912      464,262
  Gas gathering systems                                                        15,256       15,264
  Land, buildings, machinery and equipment                                     23,069       23,107
                                                                            ---------    ---------
                                                                              510,237      502,633
  Less accumulated depreciation, depletion and amortization                   260,576      256,050
                                                                            ---------    ---------
     PROPERTY AND EQUIPMENT, NET                                              249,661      246,583
FAIR VALUE OF DERIVATIVES                                                         794          755
OTHER ASSETS                                                                    6,942        7,163
                                                                            ---------    ---------
                                                                            $ 289,650    $ 283,911
                                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                          $   4,213    $   5,496
  Accrued expenses                                                             19,498       15,393
  Current portion of long-term liabilities                                        729          729
  Fair value of derivatives                                                    20,880       14,765
                                                                            ---------    ---------
     TOTAL CURRENT LIABILITIES                                                 45,320       36,383

LONG-TERM LIABILITIES
  Bank and other long-term debt                                                45,437       47,503
  Senior subordinated notes                                                   225,000      225,000
  Other                                                                         4,727        4,629
                                                                            ---------    ---------
                                                                              275,164      277,132

FAIR VALUE OF DERIVATIVES                                                      10,320        9,723
DEFERRED INCOME TAXES                                                          18,698       18,013

SHAREHOLDERS' DEFICIT
  Common stock without par value; $.10 stated value per share; authorized
   58,000,000 shares; issued 10,674,803 and 10,610,450 shares
   (which includes 220,784 and 214,593 treasury shares, respectively)           1,045        1,040
  Paid in capital                                                             107,565      107,633
  Deficit                                                                    (148,604)    (150,656)
  Accumulated other comprehensive loss                                        (19,858)     (15,357)
                                                                            ---------    ---------
     TOTAL SHAREHOLDERS' DEFICIT                                              (59,852)     (57,340)
                                                                            ---------    ---------
                                                                            $ 289,650    $ 283,911
                                                                            =========    =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                    2004                2003
                                                                  --------            --------
REVENUES
  Oil and gas sales                                               $ 23,244            $ 19,427
  Gas gathering, marketing, and oilfield service                     5,774               8,104
  Other                                                                168                 183
                                                                  --------            --------
                                                                    29,186              27,714

EXPENSES
  Production expense                                                 5,419               4,503
  Production taxes                                                     664                 673
  Gas gathering, marketing, and oilfield service                     5,177               7,514
  Exploration expense                                                2,077               2,242
  General and administrative expense                                 1,235               1,174
  Franchise, property and other taxes                                   86                  71
  Depreciation, depletion and amortization                           4,947               4,331
  Accretion expense                                                    112                  86
  Derivative fair value (gain) loss                                   (332)                277
                                                                  --------            --------
                                                                    19,385              20,871
                                                                  --------            --------
OPERATING INCOME                                                     9,801               6,843

OTHER EXPENSE
  Interest expense                                                   6,543               6,216
                                                                  --------            --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                3,258                 627
  Provision for income taxes                                         1,206                 232
                                                                  --------            --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           2,052                 395
Loss from discontinued operations, net of tax                           --                 (24)
                                                                  --------            --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               2,052                 371
Cumulative effect of change in accounting principle, net of tax         --               2,397
                                                                  --------            --------
NET INCOME                                                        $  2,052            $  2,768
                                                                  ========            ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                   OTHER          TOTAL
                                                   COMMON   COMMON     PAID IN                 COMPREHENSIVE     EQUITY
                                                   SHARES    STOCK     CAPITAL      DEFICIT        INCOME       (DEFICIT)
                                                   ------   -------   ---------   ----------   -------------   -----------
JANUARY 1, 2002                                    10,290   $ 1,029   $ 107,402   $ (150,797)  $      15,087   $   (27,279)

Comprehensive income (loss):
Net income                                                                             2,465                         2,465
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                     (5,518)       (5,518)
  Reclassification adjustment for derivative (gain)
    loss reclassified into oil and gas sales                                                         (14,030)      (14,030)
                                                                                                               -----------
Total comprehensive loss                                                                                           (17,083)
                                                                                                               -----------
Stock options exercised                                65         7          (2)                                         5
Stock-based compensation                                                     82                                         82
Repurchase of stock options                                                 (29)                                       (29)
Tax benefit of repurchase of stock options
  and stock options exercised                                                57                                         57
Treasury stock                                        (59)       (6)       (392)                                      (398)
                                                   ------   -------   ---------   ----------   -------------   -----------
DECEMBER 31, 2002                                  10,296     1,030     107,118     (148,332)         (4,461)      (44,645)

Comprehensive (loss) income:
Net loss                                                                              (2,324)                       (2,324)
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                    (17,439)      (17,439)
  Reclassification adjustment for derivative (gain)
    loss reclassified into oil and gas sales                                                           6,543         6,543
                                                                                                               -----------
Total comprehensive loss                                                                                           (13,220)
                                                                                                               -----------
Stock options exercised                               120        12         108                                        120
Stock-based compensation                                                    326                                        326
Repurchase of stock options                                                 (48)                                       (48)
Tax benefit of repurchase of stock options
  and stock options exercised                                               170                                        170
Treasury stock                                        (20)       (2)        (41)                                       (43)
                                                   ------   -------   ---------   ----------   -------------   -----------
DECEMBER 31, 2003                                  10,396     1,040     107,633     (150,656)        (15,357)      (57,340)

Comprehensive income (loss):
Net income                                                                             2,052                         2,052
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                     (6,985)       (6,985)
  Reclassification adjustment for derivative (gain)
    loss reclassified into oil and gas sales                                                           2,484         2,484
                                                                                                               -----------
Total comprehensive loss                                                                                            (2,449)
                                                                                                               -----------
Stock options exercised                                64         6         104                                        110
Stock-based compensation                                                     19                                         19
Repurchase of stock options                                                (283)                                      (283)
Tax benefit of repurchase of stock options
  and stock options exercised                                               116                                        116
Treasury stock                                         (6)       (1)        (24)                                       (25)
                                                   ------   -------   ---------   ----------   -------------   -----------
MARCH 31, 2004 (UNAUDITED)                         10,454   $ 1,045   $ 107,565   $ (148,604)  $     (19,858)  $   (59,852)
                                                   ======   =======   =========   ==========   =============   ===========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                         2004                2003
                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations                                     $  2,052            $    395
 Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Depreciation, depletion and amortization                              4,947               4,331
    Accretion                                                               112                  86
    Loss on disposal of property and equipment                              325                 277
    Amortization of derivatives and other noncash hedging activities       (697)               (446)
    Exploration expense                                                   2,077               2,242
    Deferred income taxes                                                 1,206                 206
    Stock-based compensation                                                 19                  18
    Change in operating assets and liabilities, net of
      effects of acquisition and disposition of businesses:
        Accounts receivable and other operating assets                     (286)             (5,366)
        Inventories                                                        (108)                 (3)
        Accounts payable and accrued expenses                             2,822               6,095
                                                                       --------            --------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                     12,469               7,835

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired                             --              (3,752)
 Disposition of businesses, net of cash                                      --                 100
 Proceeds from property and equipment disposals                              41                 118
 Exploration expense                                                     (2,077)             (2,242)
 Additions to property and equipment                                     (8,024)             (7,253)
 Decrease (increase) in other assets                                        144                 (18)
                                                                       --------            --------
          NET CASH USED IN INVESTING ACTIVITIES                          (9,916)            (13,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                                  42,366              47,443
 Repayment of long-term debt and other obligations                      (44,488)            (43,549)
 Proceeds from stock options exercised                                      110                   3
 Repurchase of stock options                                               (283)                (22)
 Purchase of treasury stock                                                 (25)                (10)
                                                                       --------            --------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (2,320)              3,865
                                                                       --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 FROM CONTINUING OPERATIONS                                                 233              (1,347)
NET INCREASE IN CASH AND CASH EQUIVALENTS
 FROM DISCONTINUED OPERATIONS                                                --                 683
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,440               1,722
                                                                       --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,673            $  1,058
                                                                       ========            ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARCH 31, 2004

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to conform to the current presentation.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

      In 2003, the Company was made aware of an issue regarding the application of provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," to oil and gas companies. The issue was whether SFAS 142 required registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas Producing Activities."

      This matter was referred to the Emerging Issues Task Force (EITF) in late 2003. Although the EITF has not issued formal guidance for oil and gas companies, at the March 2004 meeting, the Task Force reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. In order to resolve this inconsistency, the Board directed the FASB staff to prepare a FASB Staff Position (FSP) that amended SFAS 141 and SFAS 142. FSP FAS 141-1 and 142-1 is effective for the first reporting period beginning after April 29, 2004. As the Company already includes these assets as part of its capitalized oil and gas properties the application of this FSP will not have an impact on the Company.

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

      From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At March 31, 2004, the Company's derivative contracts were comprised of natural gas swaps, collars and options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

      During the first quarters of 2004 and 2003, a net loss of $3.9 million ($2.5 million after tax) and a net loss of $6.1 million ($3.9 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $11.0 million ($7.0 million after tax) in the first quarter of 2004 and decreased $14.4 million ($9.1 million after tax) in the first quarter of 2003. At March 31, 2004, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $20.5 million. The Company has partially hedged its exposure to the variability in future cash flows through December 2005.

(4)   STOCK-BASED COMPENSATION

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

      For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended March 31, 2004, and 2003 were not material.

      The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The vesting of shares in the quarters ended March 31, 2004, and 2003, resulted in an increase in compensation expense of $19,000 and $18,000, respectively.

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

(6)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                        (IN THOUSANDS)                            2004                   2003
                                                                 -----                 -------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                       $ 981                 $   612

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX     --                   2,397

(7)   SUBSEQUENT EVENT

      In April 2004, the Company decided to dispose of its Arrow Oilfield Service Company ("Arrow") assets. The Company is currently negotiating purchase and sale agreements and expects the sale to be completed by the end of the second quarter.

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

CRITICAL ACCOUNTING POLICIES

      The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and Securities and Exchange Commission ("SEC") guidance. See the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in the Company's 2003 Form 10-K annual report filed with the SEC for a comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of the Company's most critical accounting policies:

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

      The Company's proved reserve information included in the Company's 2003 Form 10-K is based on estimates prepared by independent petroleum engineers. Estimates prepared by others may be higher or lower than these estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In 2003, the Company was made aware of an issue regarding the application of provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," to oil and gas companies. The issue was whether SFAS 142 required registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas Producing Activities."

      This matter was referred to the EITF in late 2003. Although the EITF has not issued formal guidance for oil and gas companies, at the March 2004 meeting, the Task Force reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. In order to resolve this inconsistency, the Board directed the FASB staff to prepare a FSP that amended SFAS 141 and SFAS 142. FSP FAS 141-1 and 142-1 is effective for the first reporting period beginning after April 29, 2004. As the Company already includes these assets as part of its capitalized oil and gas properties the application of this FSP will not have an impact on the Company.

RESULTS OF OPERATIONS - FIRST QUARTERS OF 2004 AND 2003 COMPARED

      The following Management's Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded.

      The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the quarters indicated:

                               THREE MONTHS ENDED
                                    MARCH 31,
                              ---------------------
                               2004          2003
                              ---------   ---------
PRODUCTION
  Gas (Mmcf)                      4,036       3,443
  Oil (Mbbls)                        97         101
  Total production (Mmcfe)        4,616       4,047

AVERAGE PRICE
  Gas (per Mcf)               $    4.99   $    4.76
  Oil (per Bbl)                   32.05       30.09
  Mcfe                             5.04        4.80
AVERAGE COSTS (PER MCFE)
  Production expense               1.17        1.11
  Production taxes                 0.14        0.17
  Depletion                        0.82        0.78
OPERATING MARGIN (PER MCFE)        3.73        3.52

MMCF - MILLION CUBIC FEET     MBBLS - THOUSAND BARRELS   MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF - THOUSAND CUBIC FEET     BBL - BARREL               MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER MCFE) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

REVENUES

      Net operating revenues increased from $27.5 million in the first quarter of 2003 to $29.0 million in the first quarter of 2004. The increase was due to higher gas sales revenues of $3.8 million partially offset by lower revenues from gas gathering, marketing and oilfield service of $2.3 million.

      Gas volumes sold increased 593 Mmcf (17%) from 3.4 Bcf (billion cubic feet) in the first quarter of 2003 to 4.0 Bcf in the first quarter of 2004 resulting in an increase in gas sales revenues of approximately $2.8 million. Oil volumes sold decreased approximately 4,000 Bbls (4%) from 101,000 Bbls in the first quarter of 2003 to 97,000 Bbls in the first quarter of 2004 resulting in a decrease in oil sales revenues of approximately $125,000. The gas volume increase was primarily due to the production from wells drilled in 2003 and 2004 including approximately 142 Mmcf from two Trenton Black River ("TBR") wells that began production in December 2003 and March 2004, respectively.

      The average price realized for the Company's natural gas increased $0.23 per Mcf to $4.99 per Mcf in the first quarter of 2004 compared to the first quarter of 2003 which increased gas sales revenues in the first quarter of 2004 by approximately $930,000. As a result of the Company's hedging activities, gas sales revenues were decreased by $3.5 million ($0.88 per Mcf) in the first quarter of 2004 and decreased by $6.1 million ($1.77 per Mcf) in the first quarter of 2003. The average price paid for the Company's oil increased from $30.09 per Bbl in the first quarter of 2003 to $32.05 per Bbl in the first quarter of 2004 which increased oil sales revenues by approximately $190,000.

      The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.52 per Mcfe in the first quarter of 2003 to $3.73 per Mcfe in the first quarter of 2004.

      The decrease in gas gathering, marketing and oilfield service revenues was primarily due to a $1.8 million decrease in oilfield service revenues and a $1.2 million decrease in gas marketing revenues partially offset by a $540,000 increase in gas gathering revenues. The decrease in oilfield service revenues was primarily due to a decrease in third-party drilling activities in Michigan in the first quarter of 2004. The lower marketing revenues were the result of decreased gas marketing activity partially offset by higher prices. The increase in gas gathering revenues was primarily due to higher margins on a gathering system in Pennsylvania.

COSTS AND EXPENSES

      Production expense increased $916,000 (20%) from $4.5 million in the first quarter of 2003 to $5.4 million in the first quarter of 2004 primarily due to increased costs to stimulate production on declining wells in the higher oil and natural gas price environment. These efforts increased production volumes during the first quarter of 2004 but also had the effect of increasing the per unit cost. The average production cost increased from $1.11 per Mcfe in the first quarter of 2003 to $1.17 per Mcfe in the first quarter of 2004. The per unit increase was primarily due to the higher costs incurred during the first quarter of 2004 as discussed above partially offset by certain fixed costs spread over greater volumes in the first quarter of 2004. Production taxes decreased $9,000 from $673,000 in the first quarter of 2003 to $664,000 in the first quarter of 2004.

      Exploration expense decreased $165,000 from $2.2 million in the first quarter of 2003 to $2.1 million in the first quarter of 2004.

      General and administrative expense increased $61,000 from the first quarter of 2003 to the first quarter of 2004. The Company incurred $176,000 related to strategic advisory services in the first quarter of 2004.

      Depreciation, depletion and amortization increased by $616,000 from $4.3 million in the first quarter of 2003 to $4.9 million in the first quarter of 2004. This increase was primarily due to an increase in depletion. Depletion expense increased $628,000 (20%) from $3.1 million in the first quarter of 2003 to $3.8 million in the first quarter of 2004 due to higher gas volumes and a higher depletion rate per Mcfe. Depletion per Mcfe increased from $0.78 per Mcfe in the first quarter of 2003 to $0.82 per Mcfe in the first quarter of 2004, primarily due to higher production from higher cost wells.

      Derivative fair value (gain) loss was a loss of $277,000 in the first quarter of 2003 compared to a gain of $332,000 in the first quarter of 2004. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated as cash flow hedges.

      Interest expense increased $327,000 (5%) from $6.2 million in the first quarter of 2003 to $6.5 million in the first quarter of 2004. This increase was due to an increase in average outstanding borrowings partially offset by lower blended interest rates.

      Income tax expense increased $974,000 from $232,000 in the first quarter of 2003 to $1.2 million in the first quarter of 2004. The increase was due to an increase in income from continuing operations before income taxes and cumulative effect of change in accounting principle in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      The primary sources of cash in the three-month period ended March 31, 2004 have been from funds generated from operations and from borrowings under the Company's $100 million revolving credit facility (the "Revolver"). Funds used during this period were primarily used for operations, exploration and development expenditures, interest expense and repayment of debt. The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

      The Company's operating activities provided cash flows of $12.5 million during the first quarter of 2004 compared to $7.8 million in the first quarter of 2003. The increase was primarily due to higher cash received for oil and gas revenues (net of hedging) of $3.8 million and changes in working capital items of $1.7 million.

      Cash flows used in investing activities decreased in the first quarter of 2004 primarily due to a $3.8 million acquisition in the first quarter of 2003 partially offset by $771,000 of increased capital expenditures in the first quarter of 2004.

      Cash flows used in financing activities in the first quarter of 2004 were primarily due to payments on the credit facility. Cash flows used in financing activities during the first quarter of 2003 were primarily due to borrowings on the credit facility to fund acquisition, exploration and development expenditures in the first quarter of 2003.

      The Company's current ratio at March 31, 2004 was .71 to 1. During the first three months of 2004, the working capital decreased $6.1 million from a deficit of $7.0 million at December 31, 2003 to a deficit of $13.1 million at March 31, 2004. The decrease was primarily due to a $5.8 million increase in the net current liability for the fair value of derivatives in the first three months of 2004 and a $4.1 million increase in accrued expenses partially offset by a $2.2 million increase in the deferred income taxes asset and a $1.3 million decrease in accounts payable. The $4.1 million increase in accrued expenses was primarily due to an increase in accrued interest expense.

CAPITAL EXPENDITURES

      During the first three months of 2004, the Company invested approximately $5.3 million to drill 21 gross (19.8 net) development wells. All 21 of the wells were successfully completed as producers in the target formation. This cost excludes approximately $1.5 million related to 2 gross (1.0 net) TBR wells in progress as of March 31, 2004. If these wells are determined to be dry holes, their cost will be charged to exploratory dry hole expense in subsequent periods.

      The Company currently expects to spend approximately $36 million during 2004 on its drilling activities, including exploratory dry hole expense, and other capital expenditures. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non-strategic assets. At March 31, 2004, the Company had approximately $40.5 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

FINANCING AND CREDIT FACILITIES

      The Company has a $100 million revolving credit facility from Ableco Finance LLC and Wells Fargo Foothill, Inc. which matures on June 30, 2006. The Revolver bears interest at the prime rate plus two percentage points, payable monthly. At March 31, 2004, the interest rate was 6.00%. At March 31, 2004, the Company had $39.2 million of outstanding letters of credit. At March 31, 2004, the outstanding balance under the credit agreement was $45.3 million with $40.5 million of borrowing capacity available for general corporate purposes.

      The Revolver has a total commitment amount of $125 million including a letter of credit sub-limit of $55 million and a special letter of credit facility in the amount of $25 million which combined with the existing letter of credit sub-limit of $55 million would allow a total of $80 million in letters of credit. The Revolver's final maturity date is June 30, 2006.

      The Revolver is subject to certain financial covenants. These include a quarterly senior debt interest coverage ratio of 3.2 to 1 through March 31, 2006; and a senior debt leverage ratio of 2.7 to 1 through March 31, 2006. There is an early termination fee, equal to .125% of the Revolver, through June 30, 2005. There is no termination fee after June 30, 2005.

      The Company's agreement with its hedging counterparty requires letters of credit based on an initial collateral requirement plus any negative market value thereafter. The initial collateral requirement currently is approximately $10 million. At April 30, 2004, the Company's hedge position had a negative market value of approximately $28.3 million and the aggregate minimum letter of credit requirement was approximately $38.5 million. At April 30, 2004, the Company had a total of $42.2 million of outstanding letters of credit.

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

      The Revolver is secured by security interests and mortgages against substantially all of the Company's assets and is subject to periodic borrowing base determinations. The borrowing base is the lesser of $100 million or the sum of (i) 65% of the present value of the Company's proved developed producing reserves subject to a mortgage; (ii) 45% of the present value of the Company's proved developed non-producing reserves subject to a mortgage; and (iii) 40% of the present value of the Company's proved undeveloped reserves subject to a mortgage. The price forecast used for calculation of the future net income from proved reserves is the three-year NYMEX strip for oil and natural gas as of the date of the reserve report. Prices beyond three years are held constant provided that the NYMEX strip price for natural gas shall not exceed $5.00 per Mmbtu (million British thermal units). Prices are adjusted for basis differential, fixed price contracts and financial hedges in place. The weighted average price at March 31, 2004, was $5.00 per Mcfe. The present value (using a 10% discount rate) of the Company's future net income at March 31, 2004, using the borrowing base price forecast, was $463 million. The present value under the borrowing base formula above was approximately $275 million for all proved reserves of the Company and $182 million for properties secured by a mortgage.

      The Revolver is subject to certain financial covenants. These include a senior debt interest coverage ratio of 3.2 to 1 and a senior debt leverage ratio of 2.7 to 1. EBITDA, as defined in the

Revolver, and consolidated interest expense on senior debt in these ratios are calculated quarterly based on the financial results of the previous four quarters. In addition, the Company is required to maintain a current ratio (including available borrowing capacity in current assets, excluding current debt and accrued interest from current liabilities and excluding any effects from the application of SFAS 133 to other current assets or current liabilities) of at least 1.0 to 1 and maintain liquidity of at least $5 million (cash and cash equivalents including available borrowing capacity). As of March 31, 2004, the Company's current ratio including the above adjustments was 4.26 to 1. The Company had satisfied all financial covenants as of March 31, 2004.

      From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first three months of 2004 or 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Among other risks, the Company is exposed to interest rate and commodity price risks.

      The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of March 31, 2004 or 2003. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense in the first quarter would be approximately $113,000. This sensitivity analysis is based on the Company's financial structure at March 31, 2004.

      The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, the Company's gas sales revenues for the quarter would decrease by $863,000, after considering the effects of the hedging contracts in place. The Company had no hedges or fixed price contracts on its oil production during 2004 or 2003. If the price of crude oil decreased $3.00 per Bbl, the Company's oil sales revenues for the quarter would decrease by $290,000.

      To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had net pretax losses on its hedging activities of $3.5 million in the first three months of 2004 and $6.1 million in the first three months of 2003.

      The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions or terminating existing contracts.

      The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) and fixed price contracts at April 30, 2004:

                             NATURAL GAS SWAPS                    NATURAL GAS COLLARS           FIXED PRICE CONTRACTS
                    ----------------------------------  ------------------------------------  -------------------------
                                          ESTIMATED             NYMEX PRICE     ESTIMATED                  ESTIMATED
                           NYMEX PRICE  WELLHEAD PRICE           PER MMBTU    WELLHEAD PRICE  ESTIMATED  WELLHEAD PRICE
  QUARTER ENDING    BBTU    PER MMBTU      PER MCF      BBTU   FLOOR/CAP (1)    PER MCF (1)     MMCF        PER MCF
------------------  -----  -----------  --------------  -----  -------------  --------------  ---------  --------------
June 30, 2004       2,040  $      3.84  $         3.99  1,080  $ 4.00 - 5.80  $  4.15 - 5.95     37      $         4.06
September 30, 2004  2,040         3.84            3.99  1,080    4.00 - 5.80     4.15 - 5.95     --                  --
December 31, 2004   2,040         3.84            4.06  1,080    4.00 - 5.80     4.22 - 6.02     --                  --
                    -----  -----------  --------------  -----  -------------  --------------    ----     --------------
                    6,120  $      3.84  $         4.01  3,240  $ 4.00 - 5.80  $  4.17 - 5.97     37      $         4.06
                    =====  ===========  ==============  =====  =============  ==============    ====     ==============

March 31, 2005      1,500  $      3.84  $         4.09  1,500  $ 4.00 - 5.37  $  4.25 - 5.62
June 30, 2005       1,500         3.73            3.88  1,500    4.00 - 5.37     4.15 - 5.52
September 30, 2005  1,500         3.73            3.88  1,500    4.00 - 5.37     4.15 - 5.52
December 31, 2005   1,500         3.73            3.95  1,500    4.00 - 5.37     4.22 - 5.59
                    -----  -----------  --------------  -----  -------------  --------------
                    6,000  $      3.76  $         3.95  6,000  $ 4.00 - 5.37  $  4.19 - 5.56
                    =====  ===========  ==============  =====  =============  ==============

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

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended March 31, 2004, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

10.1*      Retention Plan.

31.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*      Audit Committee Charter.

* Filed herewith

           (b) Reports on Form 8-K

           On February 9, 2004, the Company filed a Current Report on Form 8-K dated February 9, 2004, reporting under Item 5 related to the Company's significant wildcat discoveries in the Appalachian Trenton Black River trend and planned 2004 drilling in the area.

           On March 10, 2004, the Company filed a Current Report on Form 8-K dated March 9, 2004, reporting under Item 5 related to the Company's engagement of Randall & Dewey Partners, L.P., an oil and gas strategic advisory and consulting firm based in Houston, Texas, to assist the Company in evaluating its strategic alternatives.

           On March 24, 2004, the Company filed a Current Report on Form 8-K dated March 17, 2004, reporting under Item 9 related to the Company's operational outlook for 2004 and capital expenditure plan for 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELDEN & BLAKE CORPORATION

Date: May 7, 2004                  By: /s/ John L. Schwager
                                       -----------------------------------------
                                       John L. Schwager, Director, President
                                       and Chief Executive Officer

Date: May 7, 2004                  By: /s/ Robert W. Peshek
                                       -----------------------------------------
                                       Robert W. Peshek, Senior Vice President
                                       and Chief Financial Officer