Form 10-Q
period 2004-06-30
BELDEN & BLAKE CORP /OH/
filed 2004-08-12
CIK 880114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________

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

      As of July 31, 2004, Belden & Blake Corporation had outstanding 1,500 shares of common stock, without par value, which is its only class of stock.

                           BELDEN & BLAKE CORPORATION

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I Financial Information:

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003................     1

            Consolidated Statements of Operations for the three and six months ended June 30,
              2004 and 2003 .....................................................................     2

            Consolidated Statements of Shareholders' Equity (Deficit) for the six months ended
              June 30, 2004 and the years ended  December 31, 2003 and 2002......................     3

            Consolidated Statements of Cash Flows for the six months ended June 30, 2004
              and 2003 ..........................................................................     4

            Notes to Consolidated Financial Statements...........................................     5

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................     9

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    18

  Item 4.   Controls and Procedures..............................................................    20

PART II   Other Information

  Item 6.   Exhibits and Reports on Form 8-K.....................................................    20

                           BELDEN & BLAKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,   DECEMBER 31,
                                                                        2004        2003
                                                                     ---------    ---------
                                                                          (UNAUDITED)
ASSETS
------

CURRENT ASSETS
 Cash and cash equivalents                                           $  45,616    $   1,428
 Accounts receivable, net                                               17,731       14,270
 Inventories                                                               701          780
 Deferred income taxes                                                   9,859        6,853
 Other current assets                                                    1,912        2,353
 Fair value of derivatives                                                 733          319
 Assets of discontinued operations                                       3,721       22,230
                                                                     ---------    ---------
           TOTAL CURRENT ASSETS                                         80,273       48,233

PROPERTY AND EQUIPMENT, AT COST

 Oil and gas properties (successful efforts method)                    463,403      452,167
 Gas gathering systems                                                  15,255       15,264
 Land, buildings, machinery and equipment                               13,076       13,173
                                                                     ---------    ---------
                                                                       491,734      480,604
 Less accumulated depreciation, depletion and amortization             258,539      250,162
                                                                     ---------    ---------
           PROPERTY AND EQUIPMENT, NET                                 233,195      230,442
FAIR VALUE OF DERIVATIVES                                                  528          755
OTHER ASSETS                                                             5,371        5,881
                                                                     ---------    ---------
                                                                     $ 319,367    $ 285,311
                                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                    $   3,931    $   4,873
 Accrued expenses                                                       17,839       12,726
 Current portion of long-term liabilities                                  665          729
 Fair value of derivatives                                              23,182       14,765
 Liabilities of discontinued operations                                  4,378        3,811
                                                                     ---------    ---------
             TOTAL CURRENT LIABILITIES                                  49,995       36,904

LONG-TERM LIABILITIES
 Bank and other long-term debt                                          23,954       47,503
 Senior subordinated notes                                             225,000      225,000
 Other                                                                   4,264        4,108
                                                                     ---------    ---------
                                                                       253,218      276,611

FAIR VALUE OF DERIVATIVES                                                9,853        9,723
DEFERRED INCOME TAXES                                                   34,726       19,413

SHAREHOLDERS' DEFICIT
 Common stock without par value; $.10 stated value per share;
  authorized 58,000,000 shares; issued 10,675,428 and 10,610,450 shares (which includes 221,888 and 214,593 treasury shares,
  respectively)                                                          1,045        1,040
 Paid in capital                                                       108,640      107,633
 Deficit                                                              (117,085)    (150,656)
 Accumulated other comprehensive loss                                  (21,025)     (15,357)
                                                                     ---------    ---------
             TOTAL SHAREHOLDERS' DEFICIT                               (28,425)     (57,340)
                                                                     ---------    ---------
                                                                     $ 319,367    $ 285,311
                                                                     =========    =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------    -------------------------
                                                                    2004         2003              2004        2003
                                                                  -------      --------          --------    --------
REVENUES
   Oil and gas sales                                              $22,945      $ 21,250          $ 45,307    $ 40,677
   Gas gathering and marketing                                      2,474         2,244             5,057       5,495
   Other                                                              329           240               458         400
                                                                  -------      --------          --------    --------
                                                                   25,748        23,734            50,822      46,572

EXPENSES
   Production expense                                               5,545         4,766            10,951       9,322
   Production taxes                                                   648           656             1,300       1,329
   Gas gathering and marketing                                      2,300         1,929             4,533       5,236
   Exploration expense                                              1,369         1,589             2,717       3,241
   General and administrative expense                               1,265         1,096             2,500       2,270
   Franchise, property and other taxes                                 45            49               115         105
   Depreciation, depletion and amortization                         4,535         4,121             9,089       8,151
   Accretion expense                                                  100            80               195         162
   Derivative fair value (gain) loss                                   11          (451)             (321)       (174)
                                                                  -------      --------          --------    --------
                                                                   15,818        13,835            31,079      29,642
                                                                  -------      --------          --------    --------
OPERATING INCOME                                                    9,930         9,899            19,743      16,930

OTHER EXPENSE
   Interest expense                                                 6,112         6,036            12,184      11,941
                                                                  -------      --------          --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              3,818         3,863             7,559       4,989
   Provision for income taxes                                       1,240         1,406             2,615       1,813.
                                                                  -------      --------          --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         2,578         2,457             4,944       3,176
Income (loss) from discontinued operations, net of tax             28,941          (845)           28,627      (1,193)
                                                                  -------      --------          --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                            31,519         1,612            33,571       1,983
Cumulative effect of change in accounting principle, net of tax        --            --                --       2,397
                                                                  -------      --------          --------    --------
NET INCOME                                                        $31,519      $  1,612          $ 33,571    $  4,380
                                                                  =======      ========          ========    ========

See accompanying notes.

                            BELDEN & BLAKE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                                                                           OTHER       TOTAL
                                                          COMMON     COMMON      PAID IN               COMPREHENSIVE  EQUITY
                                                          SHARES     STOCK       CAPITAL     DEFICIT      INCOME     (DEFICIT)
                                                          -------   -------    ---------    ---------    ---------   --------
JANUARY 1, 2002                                           10,290    $ 1,029    $ 107,402    $(150,797)   $ 15,087    $(27,279)

Comprehensive income (loss):
Net income                                                                                      2,465                   2,465
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                          (5,518)     (5,518)
  Reclassification adjustment for derivative (gain) loss
   reclassified into oil and gas sales                                                                    (14,030)    (14,030)
                                                                                                                     --------
Total comprehensive loss                                                                                              (17,083)
                                                                                                                     --------
Stock options exercised                                       65          7           (2)                                   5
Stock-based compensation                                                              82                                   82
Repurchase of stock options                                                          (29)                                 (29)
Tax benefit of repurchase of stock options and stock
  options exercised                                                                   57                                   57
Treasury stock                                               (59)        (6)        (392)                                (398)
                                                          ------    -------    ---------    ---------    --------    --------
DECEMBER 31, 2002                                         10,296      1,030      107,118     (148,332)     (4,461)    (44,645)

Comprehensive (loss) income:
Net loss                                                                                       (2,324)                 (2,324)
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                         (17,439)    (17,439)
  Reclassification adjustment for derivative (gain) loss
   reclassified into oil and gas sales                                                                      6,543       6,543
                                                                                                                     --------
Total comprehensive loss                                                                                              (13,220)
                                                                                                                     --------
Stock options exercised                                      120         12          108                                  120
Stock-based compensation                                                             326                                  326
Repurchase of stock options                                                          (48)                                 (48)
Tax benefit of repurchase of stock options and stock
   options exercised                                                                 170                                  170
Treasury stock                                               (20)        (2)         (41)                                 (43)
                                                          ------    -------    ---------    ---------    --------    --------
DECEMBER 31, 2003                                         10,396      1,040      107,633     (150,656)    (15,357)    (57,340)

Comprehensive income (loss):
Net income                                                                                     33,571                  33,571
Other comprehensive income, net of tax:
  Change in derivative fair value                                                                         (11,180)    (11,180)
  Reclassification adjustment for derivative (gain) loss
   reclassified into oil and gas sales                                                                      5,512       5,512
                                                                                                                     --------
Total comprehensive income                                                                                             27,903
                                                                                                                     --------
Stock options exercised                                       65          6          105                                  111
Stock-based compensation                                                           1,097                                1,097
Repurchase of stock options                                                         (283)                                (283)
Tax benefit of repurchase of stock options and stock
  options exercised                                                                  116                                  116
Treasury stock                                                (6)        (1)         (28)                                 (29)
                                                          ------    -------    ---------    ---------    --------    --------
JUNE 30, 2004 (UNAUDITED)                                 10,455    $ 1,045    $ 108,640    $(117,085)   $(21,025)   $(28,425)
                                                          ======    =======    =========    =========    ========    ========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                           2004          2003
                                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations                                       $   4,944    $   3,176
 Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Depreciation, depletion and amortization                                 9,089        8,151
    Accretion                                                                  195          162
    Loss on disposal of property and equipment                                 375          610
    Amortization of derivatives and other noncash hedging activities          (549)         416
    Exploration expense                                                      2,717        3,241
    Deferred income taxes                                                    2,896        1,813
    Stock-based compensation                                                 1,097           36
    Change in operating assets and liabilities, net of
      effects of acquisition and disposition of businesses:
        Accounts receivable and other operating assets                      (4,486)      (5,506)
        Inventories                                                             79         (102)
        Accounts payable and accrued expenses                                2,237       (2,371)
                                                                         ---------    ---------
         NET CASH PROVIDED BY CONTINUING OPERATIONS                         18,594        9,626

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired                                --       (4,628)
 Disposition of businesses, net of cash                                         --          100
 Proceeds from property and equipment disposals                                247          118
 Exploration expense                                                        (2,717)      (3,241)
 Additions to property and equipment                                       (11,228)      (6,556)
 Decrease (increase) in other assets                                         1,218          (83)
                                                                         ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                              (12,480)     (14,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                                    140,679      105,198
 Repayment of long-term debt and other obligations                        (164,335)     (88,158)
 Debt issue costs                                                              131           --
 Proceeds from stock options exercised                                         111           61
 Repurchase of stock options                                                  (283)         (48)
 Purchase of treasury stock                                                    (29)         (25)
                                                                         ---------    ---------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (23,726)      17,028
                                                                         ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
 FROM CONTINUING OPERATIONS                                                (17,612)      12,364
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 FROM DISCONTINUED OPERATIONS                                               61,800      (12,304)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,428        1,715
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  45,616    $   1,775
                                                                         =========    =========

See accompanying notes.

                           BELDEN & BLAKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JUNE 30, 2004

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Belden & Blake Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to conform to the current presentation.

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

      This matter was referred to the Emerging Issues Task Force (EITF) in late 2003. Although the EITF has not issued formal guidance for oil and gas companies, at the March 2004 meeting, the Task Force reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. In order to resolve this inconsistency, the FASB directed the FASB staff to prepare a FASB Staff Position (FSP) that amended SFAS 141 and SFAS 142. FSP FAS 141-1 and 142-1 is effective for the first reporting period beginning after April 29, 2004. As the Company already includes these assets as part of its capitalized oil and gas properties, the application of this FSP did not have an impact on the Company.

(3)   DISPOSITIONS AND DISCONTINUED OPERATIONS

      On June 25, 2004, the Company completed a sale of substantially all of its Trenton Black River ("TBR") assets to Fortuna Energy Inc., a wholly owned subsidiary of Talisman Energy Inc. The assets sold include working interests in 16 wells, approximately 11 miles of natural gas gathering lines and oil and gas leases on approximately 475,000 gross acres. The assets are located primarily in New York, Pennsylvania, Ohio and West Virginia. The TBR assets accounted for approximately 5 Bcfe of the Company's estimated proved reserves as of December 31, 2003.

      The sale resulted in proceeds of approximately $68.4 million. The proceeds were used to pay down the Company's existing revolving credit facility. As a result of the disposition of the TBR geographical/geological pools, the Company recorded a gain of approximately $46.3 million ($29.5 million net of tax) in June 2004. According to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposition of this group of wells is classified as discontinued operations.

      In April 2004, the Company decided to dispose of its Arrow Oilfield Service Company ("Arrow") assets. The Company sold the Michigan assets of Arrow in May 2004 and sold the Ohio and Pennsylvania assets of Arrow in June 2004. The two Arrow asset sales resulted in proceeds of approximately $4.2 million. As a result of the disposition of all of its Arrow assets, the Company recorded a loss of approximately $1.3 million ($839,000 net of tax) in the second quarter of 2004. According to SFAS 144, the disposition of the Arrow assets is classified as discontinued operations.

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

      From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility and support the Company's capital expenditure plans. The Company employs a policy of hedging gas production sold under New York Mercantile Exchange ("NYMEX") based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At June 30, 2004, the Company's derivative contracts were comprised of natural gas swaps, collars and options. Qualifying NYMEX based derivative contracts are designated as cash flow hedges.

      During the first six months of 2004 and 2003, a net loss of $8.7 million ($5.5 million after tax) and a net loss of $8.5 million ($5.4 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $17.6 million ($11.2 million after tax) in the first six months of 2004 and decreased $28.0 million ($17.8 million after tax) in the first six months of 2003. At June 30, 2004, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $22.8 million. At June 30, 2004, the Company has partially hedged its exposure to the variability in future cash flows through December 2005. See Note 8.

      The following table reflects the natural gas volumes and the weighted average prices under financial hedges (including settled hedges) at June 30, 2004:

                                    NATURAL GAS SWAPS              NATURAL GAS COLLARS
                                 ------------------------       --------------------------
                                                                              NYMEX PRICE
                                              NYMEX PRICE                      PER MMBTU
QUARTER ENDING                    BBTU         PER MMBTU         BBTU        FLOOR/CAP (1)
--------------                    ----        -----------        ----        -------------
September 30, 2004               2,040       $       3.84       1,080        $ 4.00 - 5.80
December 31, 2004                2,040               3.84       1,080          4.00 - 5.80
                                 -----       ------------       -----        -------------
                                 4,080       $       3.84       2,160        $ 4.00 - 5.80
                                 =====       ============       =====        =============

March 31, 2005                   1,500       $       3.84       1,500        $ 4.00 - 5.37
June 30, 2005                    1,500               3.73       1,500          4.00 - 5.37
September 30, 2005               1,500               3.73       1,500          4.00 - 5.37
December 31, 2005                1,500               3.73       1,500          4.00 - 5.37
                                 -----       ------------       -----        -------------
                                 6,000       $       3.76       6,000        $ 4.00 - 5.37
                                 =====       ============       =====        =============

            MMBTU - MILLION BRITISH THERMAL UNITS
            BBTU - BILLION BRITISH THERMAL UNITS

(1) The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2004 assume the monthly NYMEX settles at $3.00 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.00 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $1.00. The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

(5)   STOCK-BASED COMPENSATION

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

      For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The changes in net income or loss as if the Company had applied the fair value provisions of SFAS 123 for the quarters ended June 30, 2004, and 2003 were not material.

      The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The change in share value in the quarter ended June 30, 2004, resulted in anon-cash increase in compensation expense of $1.1 million. The vesting of shares in the quarter ended June 30, 2003, resulted in a non-cash increase in compensation expense of $18,000.

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

(7)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
(IN THOUSANDS)                                                      2004              2003
                                                                  ----------       -----------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $   12,158       $    11,829

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX           --             2,397

(8)   SUBSEQUENT EVENT

      On July 7, 2004, the Company, Capital C Energy Operations, LP, a Delaware limited partnership ("Capital C"), and Capital C Ohio, Inc., an Ohio corporation and a wholly owned subsidiary of Capital C ("Merger Sub"), completed a merger pursuant to which Merger Sub was merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Capital C. The Merger resulted in a change in control of the Company. The general partner of Capital C's general partner is Capital C Energy, LLC, an entity formed in April 2004 by David M. Carmichael, Frost W. Cochran and Peter
R. Coneway in partnership with Carlyle/Riverstone Global Energy & Power Fund II, L.P. and Capital C Energy Partners, L.P. Capital C Energy, LLC is headquartered in Houston, Texas. The Merger was completed on July 7, 2004 and for financial reporting purposes will be accounted for as a purchase effective July 1, 2004. The acquisition will result in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date.

      In the Merger, each issued and outstanding share of the Company common stock was converted into the right to receive cash. All outstanding amounts of indebtedness under the Company's prior credit facility were repaid. In connection with the Consent Solicitation and Tender Offer previously announced by the Company, over 98% of the Company's $225 million aggregate principal amount of 9-7/8% Senior Subordinated Notes were also tendered and repaid at the closing of the Merger, and the terms of a supplemental indenture eliminating several covenants in the indenture governing the 9-7/8% Senior Subordinated Notes have become effective.

      Capital C obtained the funds necessary to consummate the Merger through
(1) equity capital contributions of $77.5 million by its partners, (2) the Company's entry into a secured credit facility with various lenders arranged through Goldman Sachs Credit Partners, L.P. with a $100 million term facility maturing on July 7, 2011, a $30 million revolving facility maturing on July 7, 2010 and a $40 million letter of credit facility, which amounts are secured by substantially all of the assets of the Company and are guaranteed by two of the Company's subsidiaries, Ward Lake Drilling, Inc. and The Canton Oil & Gas Company (the "Senior Facilities"), and (3) a private placement of $192.5 million aggregate principal amount of 8-3/4% Senior Secured Notes due 2012 (the "Notes"), which are secured by a second-priority lien on the same assets and guaranteed by the same subsidiaries that guarantee the Senior Facilities. Pre-existing commodity hedges and ten-year commodity hedges effected in connection with the Merger will also be secured by a second-priority lien on the same assets and guaranteed by the same subsidiaries that guarantee the Senior Facilities and the Notes.

      In connection with the Merger the Company entered into commodity hedges on a substantial portion of its future oil and gas production through the year 2013. See Note 8.

      The Company's management team remained with the Company after the Merger with the exception of the retirement of the former Chief Executive Officer, John
L. Schwager. Frost W. Cochran is the Company's new President and Chief Executive Officer. In addition, Gregory A. Beard joined the Company as Executive Vice President, Assistant Secretary and Director; and B. Dee Davis and W. Mac Jensen joined the Company as Senior Vice Presidents. Upon consummation of the Merger all former directors of the Company resigned and the new Board of Directors consists of six members, each of whom is elected annually to serve one-year terms. The initial six members of the Board of Directors are Frost W. Cochran, David M. Carmichael, Michael B. Hoffman, Pierre F. Lapeyre, Jr., David M. Leuschen, and Gregory A. Beard.

      In April 2002, the Company was notified of a claim by an overriding royalty owner in Michigan alleging the underpayment of royalty resulting from disputes as to the interpretation of the terms of several farmout agreements. On July 6, 2004, a suit was filed in Otsego County, Michigan by the successor in interest to these royalty interests, alleging substantially the same underpayments. The Company believes there will be no material amount payable above and beyond the amount accrued as of June 30, 2004 and therefore, the result will have no material adverse effect on its financial position, results of operation or cash flows.

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

      This matter was referred to the EITF in late 2003. Although the EITF has not issued formal guidance for oil and gas companies, at the March 2004 meeting, the Task Force reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. In order to resolve this inconsistency, the Board directed the FASB staff to prepare a FSP that amended SFAS 141 and SFAS 142. FSP FAS 141-1 and 142-1 is effective for the first reporting period beginning after April 29, 2004. As the Company already includes these assets as part of its capitalized oil and gas properties the application of this FSP did not have an impact on the Company.

RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded.

      The following table sets forth certain information regarding the Company's net oil and natural gas production, revenues and expenses for the periods indicated:

                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                              ---------------------------  -------------------------
                                  2004        2003              2004        2003
                                  ----        ----              ----        ----
PRODUCTION
   Gas (Mmcf)                      3,818       3,582             7,697       7,025
   Oil (Mbbls)                        92         102               189         203
   Total production (M mcfe)       4,370       4,194             8,828       8,241

AVERAGE PRICE
   Gas (per Mcf)               $    5.17   $    5.18         $    5.07   $    4.97
   Oil (per Bbl)                   34.94       26.59             33.46       28.33
   Mcfe                             5.25        5.07              5.13        4.94
AVERAGE COSTS (PER MCFE)
   Production expense               1.27        1.14              1.24        1.13
   Production taxes                 0.15        0.16              0.15        0.16
   Depletion                        0.84        0.78              0.83        0.78
OPERATING MARGIN (PER MCFE)         3.83        3.77              3.74        3.65

MMCF - MILLION CUBIC FEET                MBBLS - THOUSAND BARRELS    MMCFE - MILLION CUBIC FEET OF NATURAL GAS EQUIVALENT
MCF - THOUSAND CUBIC FEET                BBL - BARREL                MCFE - THOUSAND CUBIC FEET OF NATURAL GAS EQUIVALENT
OPERATING MARGIN (PER MCFE) - AVERAGE PRICE LESS PRODUCTION EXPENSE AND PRODUCTION TAXES

RESULTS OF OPERATIONS - SECOND QUARTERS OF 2004 AND 2003 COMPARED
REVENUES

      Net operating revenues increased from $23.5 million in the second quarter of 2003 to $25.4 million in the second quarter of 2004. The increase was due to higher gas sales revenues of $1.2 million, higher oil sales revenues of $506,000 and higher gas gathering and marketing revenues of $230,000.

      Gas volumes sold increased 236 Mmcf (7%) from 3.6 Bcf (billion cubic feet) in the second quarter of 2003 to 3.8 Bcf in the second quarter of 2004 resulting in an increase in gas sales revenues of approximately $1.2 million. Oil volumes sold decreased approximately 10,000 Bbls (10%) from 102,000 Bbls in the second quarter of 2003 to 92,000 Bbls in the second quarter of 2004 resulting in a decrease in oil sales revenues of approximately $265,000. The gas sales volume increase was due to the production from wells drilled in 2003 and 2004 and increased production as a result of additional expenditures to stimulate production on declining wells partially offset by normal production declines. The lower oil sales volumes are due to normal production declines. The Company's drilling program primarily targets natural gas reserves.

      The average price realized for the Company's natural gas decreased $0.01 per Mcf to $5.17 per Mcf in the second quarter of 2004 compared to the second quarter of 2003 which decreased gas sales revenues in the second quarter of 2004 by approximately $40,000. As a result of the Company's hedging activities, gas sales revenues were decreased by $4.9 million ($1.28 per Mcf) in the second quarter of 2004 and decreased by $2.4 million ($0.68 per Mcf) in the second quarter of 2003. The average price paid for the Company's oil increased from $26.59 per Bbl in the second quarter of 2003 to $34.94 per Bbl in the second quarter of 2004 which increased oil sales revenues by approximately $770,000.

      The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.77 per Mcfe in the second quarter of 2003 to $3.83 per Mcfe in the second quarter of 2004.

      The increase in gas gathering and marketing revenues was primarily due to a $140,000 increase in gas marketing revenues and a $90,000 increase in gas gathering revenues. The higher marketing revenues were the result of higher prices. The increase in gas gathering revenues was primarily due to higher margins on a gathering system in Pennsylvania.

COSTS AND EXPENSES

      Production expense increased $779,000 (16%) from $4.8 million in the second quarter of 2003 to $5.5 million in the second quarter of 2004 primarily due to $462,000 of additional non-cash stock-based compensation expense recorded in the second quarter of 2004 to reflect the increased value of the Company's stock and increased costs to stimulate production on declining wells in the higher oil and natural gas price environment. These efforts increased production volumes during the second quarter of 2004 but also had the effect of increasing the per unit cost. The average production cost increased from $1.14 per Mcfe in the second quarter of 2003 to $1.27 per Mcfe in the second quarter of 2004. The per unit increase was primarily due to the higher costs incurred during the second quarter of 2004 as discussed above partially offset by certain fixed costs spread over greater volumes in the second quarter of 2004. Production taxes decreased $8,000 from $656,000 in the second quarter of 2003 to $648,000 in the second quarter of 2004.

      Exploration expense decreased $220,000 (14%) from $1.6 million in the second quarter of 2003 to $1.4 million in the second quarter of 2004. This decrease is primarily due to decreases in expired lease expense and exploratory dry hole cost partially offset by additional non-cash stock-based compensation expense in the second quarter of 2004.

      General and administrative expense increased $169,000 (15%) from the second quarter of 2003 to the second quarter of 2004 due to $292,000 of additional non-cash stock-based compensation expense recorded in the second quarter of 2004 to reflect the increased value of the Company's stock partially offset by decreases in other employment and compensation related expenses.

      Depreciation, depletion and amortization increased by $414,000 from $4.1 million in the second quarter of 2003 to $4.5 million in the second quarter of 2004. This increase was primarily due to an increase in depletion expense. Depletion expense increased $398,000 (12%) from $3.3 million in the second quarter of 2003 to $3.7 million in the second quarter of 2004 due to higher gas volumes and a higher depletion rate per Mcfe. Depletion per Mcfe increased from $0.78 per Mcfe in the second quarter of 2003 to $0.84 per Mcfe in the second quarter of 2004, primarily due to higher production from higher cost wells.

      Derivative fair value (gain) loss was a gain of $451,000 in the second quarter of 2003 compared to a loss of $11,000 in the second quarter of 2004. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated as cash flow hedges.

      Interest expense increased $76,000 from $6.0 million in the second quarter of 2003 to $6.1 million in the second quarter of 2004. This increase was due to an increase in average outstanding borrowings partially offset by lower blended interest rates.

      Income tax expense decreased $166,000 from $1.4 million in the second quarter of 2003 to $1.2 million in the second quarter of 2004. The decrease was due to a decrease in income from continuing operations before income taxes and a lower effective tax rate in the second quarter of 2004.

      Discontinued operations relating to the TBR and Arrow asset sales resulted in a net income of $28.9 million in the second quarter of 2004 compared to a net loss of $845,000 in the second quarter of 2003. This was primarily attributable to the $45.0 million ($28.6 million net of tax) gain recorded in the second quarter of 2004.

RESULTS OF OPERATIONS - SIX MONTHS OF 2004 AND 2003 COMPARED
REVENUES

      Net operating revenues increased from $46.2 million in the first six months of 2003 to $50.4 million in the first six months of 2004. The increase was due to higher gas sales revenues of $4.1 million and higher oil sales revenues of $568,000 partially offset by lower gas gathering and marketing revenues of $438,000.

      Gas volumes sold increased 672 Mmcf (10%) from 7.0 Bcf in the first six months of 2003 to 7.7 Bcf in the first six months of 2004 resulting in an increase in gas sales revenues of approximately $3.3 million. Oil volumes sold decreased approximately 14,000 Bbls (7%) from 203,000 Bbls in the first six months of 2003 to 189,000 Bbls in the first six months of 2004 resulting in a decrease in oil sales revenues of approximately $400,000. The gas sales volume increase was primarily due to the production from wells drilled in 2003 and 2004 and increased production as a result of additional expenditures to stimulate production on declining wells partially offset by normal production declines. The lower oil sales volumes are due to normal production declines. The Company's drilling program primarily targets natural gas reserves.

      The average price realized for the Company's natural gas increased $0.10 per Mcf to $5.07 per Mcf in the first six months of 2004 compared to the first six months of 2003 which increased gas sales revenues in the first six months of 2004 by approximately $770,000. As a result of the Company's hedging activities, gas sales revenues were decreased by $8.4 million ($1.10 per Mcf) in the first six months of 2004 and decreased by $8.5 million ($1.21 per Mcf) in the first six months of 2003. The average price paid for the Company's oil increased from $28.33 per Bbl in the first six months of 2003 to $33.46 per Bbl in the first six months of 2004 which increased oil sales revenues by approximately $1.0 million.

      The operating margin from oil and gas sales on a per unit basis increased from $3.65 per Mcfe in the first six months of 2003 to $3.74 per Mcfe in the first six months of 2004.

      The decrease in gas gathering and marketing revenues was primarily due to a $1.0 million decrease in gas marketing revenues partially offset by a $577,000 increase in gas gathering revenues. The lower marketing revenues were the result of decreased gas marketing activity and lower prices. The increase in gas gathering revenues was primarily due to higher margins on a gathering system in Pennsylvania.

COSTS AND EXPENSES

      Production expense increased $1.7 million (17%) from $9.3 million in the first six months of 2003 to $11.0 million in the first six months of 2004 primarily due to increased costs to stimulate production on declining wells in the higher oil and natural gas price environment and $462,000 of additional non-cash stock-based compensation expense recorded in the second quarter of 2004 to reflect the increased value of the Company's stock. The additional expenditures increased production volumes during the first six months of 2004 but also had the effect of increasing the per unit cost. The average production cost increased from $1.13 per Mcfe in the first six months of 2003 to $1.24 per Mcfe in the first six months of 2004. The per unit increase was primarily due to the higher costs incurred during the first six months of 2004 as discussed above partially offset by certain fixed costs spread over greater volumes in the first six months of 2004. Production taxes decreased $29,000 in the first six months of 2004.

      Exploration expense decreased $524,000 (16%) from $3.2 million in the first six months of 2003 to $2.7 million in the first six months of 2004 primarily due to decreases in expiring lease expense and exploratory dry hole expense partially offset by additional non-cash stock-based compensation expense recorded in the second quarter of 2004.

      General and administrative expense increased $230,000 (10%) from the first six months of 2003 to the first six months of 2004 due to $292,000 of additional non-cash stock-based compensation expense recorded in the second quarter of 2004 to reflect the increased value of the Company's stock partially offset by decreases in other employment and compensation related expenses.

      Depreciation, depletion and amortization increased by $938,000 from $8.2 million in the first six months of 2003 to $9.1 million in the first six months of 2004. This increase was primarily due to an increase in depletion expense. Depletion expense increased $944,000 (15%) from $6.4 million in the first six months of 2003 to $7.4 million in the first six months of 2004 due to higher gas volumes and a higher depletion rate per Mcfe. Depletion per Mcfe increased from $0.78 per Mcfe in the first six months of 2003 to $0.83 per Mcfe in the first six months of 2004, primarily due to higher production from higher cost wells.

      Derivative fair value (gain) loss was a gain of $174,000 in the first six months of 2003 compared to a gain of $321,000 in the first six months of 2004. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated as cash flow hedges.

      Interest expense increased $243,000 (2%) from $11.9 million in the first six months of 2003 to $12.2 million in the first six months of 2004. This increase was due to an increase in average outstanding borrowings partially offset by lower blended interest rates.

      Income tax expense increased $802,000 from $1.8 million in the first six months of 2003 to $2.6 million in the first six months of 2004. The increase was due to an increase in income from continuing operations before income taxes partially offset by a lower effective tax rate in the first six months of 2004.

      Discontinued operations relating to the TBR and Arrow asset sales resulted in a net income of $28.6 million in the first six months of 2004 compared to a net loss of $1.2 million in the first six months of 2003. This was primarily attributable to the $45.0 million ($28.6 million net of tax) gain recorded in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

      The primary sources of cash in the six-month period ended June 30, 2004 have been net proceeds from the sale of the Company's TBR and Arrow assets, funds generated from operations and from borrowings under the Company's $100 million revolving credit facility (the "Revolver"). Funds used during this period were primarily used for operations, exploration and development expenditures, interest expense and repayment of debt. The Company's liquidity and capital resources are closely related to and dependent on the current prices paid for its oil and natural gas.

      The Company's operating activities provided cash flows of $18.6 million during the first six months of 2004 compared to $9.6 million in the first six months of 2003. The increase was primarily due to higher cash received for oil and gas revenues (net of hedging) of $4.6 million and changes in working capital items of $8.0 million.

      Cash flows used in investing activities decreased in the first six months of 2004 primarily due to $4.6 million in acquisitions in the first six months of 2003, a $1.3 million decrease in other assets and a $524,000 decrease in exploration expense partially offset by $4.7 million of increased capital expenditures in the first six months of 2004.

      Cash flows used in financing activities in the first six months of 2004 were primarily due to payments on the credit facility. Cash flows provided by financing activities during the first six months of 2003 were borrowings on the credit facility to fund acquisition, exploration and development expenditures in the first six months of 2003.

      The Company's current ratio from continuing operations at June 30, 2004 was 1.68 to 1. During the first six months of 2004, the working capital from continuing operations increased $38.0 million from a deficit of $7.1 million at December 31, 2003 to working capital of $30.9 million at June 30, 2004. The increase was primarily due to a $44.2 million increase in cash from the proceeds of the second quarter 2004 asset sales, a $3.5 million increase in accounts receivable and a $3.0 increase in the deferred income taxes asset partially offset by an $8.0 million increase in the net current liability for the fair value of derivatives and a $5.1 million increase in accrued expenses. The increase in accrued expenses is primarily due to increases in accrued income taxes and accrued drilling costs.

CAPITAL EXPENDITURES

      During the first six months of 2004, the Company spent approximately
$11 million on its drilling activities and other capital expenditures related to continuing operations. In the first six months of 2004, the Company drilled 41 gross (37.4 net) development wells, all of which were successfully completed as producers in the target formation. The cost excludes approximately $300,000 related to 2 gross (1.2 net) shallow exploratory wells in progress as of June 30, 2004.

      The Company currently expects to spend approximately $24 million during 2004 on its drilling activities and other capital expenditures related to continuing operations. The Company intends to finance its planned capital expenditures through its available cash flow, available revolving credit line and the sale of non-strategic assets. At June 30, 2004, the Company had approximately $52.9 million available under the Revolver. The level of the Company's future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of its drilling activities and its ability to acquire additional producing properties.

CAPITAL C MERGER

      As disclosed in Note 8 "Subsequent Event" to the consolidated financial statements, on July 7, 2004, the Company, Capital C Energy Operations, LP, a Delaware limited partnership ("Capital C"), and Capital C Ohio, Inc., an Ohio corporation and a wholly owned subsidiary of Capital C ("Merger Sub"), completed a merger pursuant to which Merger Sub was merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Capital C. The Merger resulted in a change in control of the Company. The general partner of Capital C's general partner is Capital C Energy, LLC, an entity formed in April 2004 by David M. Carmichael, Frost W. Cochran and Peter R. Coneway in partnership with Carlyle/Riverstone Global Energy & Power Fund II, L.P. and Capital C Energy Partners, L.P. Capital C Energy, LLC is headquartered in Houston, Texas. The Merger was completed on July 7, 2004 and for financial reporting purposes will be accounted for as a purchase effective July 1, 2004. The acquisition will result in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date.

      In the Merger, each issued and outstanding share of the Company common stock was converted into the right to receive cash. All outstanding amounts of indebtedness under the Company's prior credit facility were repaid. In connection with the Consent Solicitation and Tender Offer previously announced by the Company, over 98% of the Company's $225 million aggregate principal amount of 9-7/8% Senior Subordinated Notes were also tendered and repaid at the closing of the Merger, and the terms of a supplemental indenture eliminating several covenants in the indenture governing the 9-7/8% Senior Subordinated Notes have become effective.

      Capital C obtained the funds necessary to consummate the Merger through
(1) equity capital contributions of $77.5 million by its partners, (2) the Company's entry into a secured credit facility with various lenders arranged through Goldman Sachs Credit Partners, L.P. with a $100 million term facility maturing on July 7, 2011, a $30 million revolving facility maturing on July 7, 2010 and a $40 million letter of credit facility, which amounts are secured by substantially all of the assets of the Company and are guaranteed by two of the Company's subsidiaries, Ward Lake Drilling, Inc. and The Canton Oil & Gas Company (the "Senior Facilities"), and (3) a private placement of $192.5 million aggregate principal amount of 8-3/4% Senior Secured Notes due 2012 of the Company (the "Notes"), which are secured by a second-priority lien on the same assets and guaranteed by the same subsidiaries that guarantee the Senior Facilities. Pre-existing commodity hedges and ten-year commodity hedges effected in connection with the Merger will also be secured by a second-priority lien on the same assets and guaranteed by the same subsidiaries that guarantee the Senior Facilities and the Notes.

      In connection with the Merger the Company entered into commodity hedges on a substantial portion of its future oil and gas production through the year 2013. See Note 8.

      The Company's management team remained with the Company after the Merger with the exception of the retirement of the former Chief Executive Officer, John
L. Schwager. Frost W. Cochran is the Company's new President and Chief Executive Officer. In addition, Gregory A. Beard joined the Company as Executive Vice President, Assistant Secretary and Director; and B. Dee Davis and W. Mac Jensen joined the Company as Senior Vice Presidents. Upon consummation of the Merger all former directors of the Company resigned and the new Board of Directors consists of six members, each of whom is elected annually to serve one-year terms. The initial six members of the Board of Directors are Frost W. Cochran, David M. Carmichael, Michael B. Hoffman, Pierre F. Lapeyre, Jr., David M. Leuschen, and Gregory A. Beard.

FINANCING AND CREDIT FACILITIES

      At June 30, 2004, the Company had a $100 million revolving credit facility and a special letter of credit facility in the amount of $25 million from Ableco Finance LLC and Wells Fargo Foothill, Inc. At June 30, 2004, the interest rate was 6.00%. At June 30, 2004, the Company had $48.2 million of outstanding letters of credit. At June 30, 2004, the outstanding balance under the credit agreement was $23.9 million with $52.9 million of borrowing capacity available for general corporate purposes. As of

June 30, 2004, the Company had satisfied all financial covenants and requirements under the existing revolving credit facility.

      At July 31, 2004, the Company had $55.0 million of outstanding letters of credit under the Company's post Merger Senior Facilities.

      From time to time the Company may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. There were no interest rate swaps in the first six months of 2004 or 2003.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Among other risks, the Company is exposed to interest rate and commodity price risks.

      The interest rate risk relates to existing debt under the Company's revolving credit facility as well as any new debt financing needed to fund capital requirements. The Company may manage its interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of the Company's floating rate exposure is exchanged for a fixed interest rate. A portion of the Company's long-term debt consists of senior subordinated notes where the interest component is fixed. The Company had no derivative financial instruments for managing interest rate risks in place as of June 30, 2004 or 2003. If market interest rates for short-term borrowings increased 1%, the increase in the Company's interest expense in the second quarter would be approximately $60,000. This sensitivity analysis is based on the Company's financial structure at June 30, 2004.

      The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed by the Company. The Company's financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. The Company employs a policy of hedging gas production sold under NYMEX based contracts by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, the Company's gas sales revenues for the quarter would decrease by $833,000, after considering the effects of the hedging contracts in place. At June 30, 2004, the Company had no hedges or fixed price contracts on its oil production during 2004 or 2003. If the price of crude oil decreased $3.00 per Bbl, the Company's oil sales revenues for the quarter would decrease by $276,000.

      To manage its exposure to natural gas or oil price volatility, the Company may partially hedge its physical gas or oil sales prices by selling futures contracts on the NYMEX or by selling NYMEX based commodity derivative contracts which are placed with major financial institutions that the Company believes are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. The Company had net pretax losses on its hedging activities of $8.4 million in the first six months of 2004 and $8.5 million in the first six months of 2003.

      The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, the Company may modify its fixed price contract and financial hedging positions by entering into new transactions.

      The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2004:

                              NATURAL GAS SWAPS      NATURAL GAS COLLARS       CRUDE OIL SWAPS
                              -----------------      -------------------       ---------------
                                                            NYMEX PRICE
                                         NYMEX               PER MMBTU                     NYMEX
                                       PRICE PER             FLOOR/CAP      ESTIMATED    PRICE PER
QUARTER ENDING                BBTU       MMBTU        BBTU        (1)         MBBLS         BBL
                             ------    ---------     -----  -----------     ---------   -----------
September 30, 2004            2,040    $    3.82     1,080   $4.00-5.77         74      $     36.06
December 31, 2004             2,040         3.81     1,080    4.00-5.76         74            35.68
                             ------    ---------     -----   ----------        ---      -----------
                              4,080    $    3.82     2,160   $4.00-5.76        148      $     35.87
                             ======    =========     =====   ==========        ===      ===========
March 31, 2005                1,500    $    3.81     1,500   $4.00-5.32         68      $     34.76
June 30, 2005                 1,500         3.70     1,500    4.00-5.32         68            34.18
September 30, 2005            1,500         3.70     1,500    4.00-5.32         67            33.72
December 31, 2005             1,500         3.70     1,500    4.00-5.32         67            33.31
                             ------    ---------     -----   ----------        ---      -----------
                              6,000    $    3.73     6,000   $4.00-5.32        270      $     34.00
                             ======    =========     =====   ==========        ===      ===========
March 31, 2006                2,829    $    6.14                                63      $     32.71
June 30, 2006                 2,829         5.24                                62            32.35
September 30, 2006            2,829         5.22                                62            32.02
December 31, 2006             2,829         5.39                                62            31.71
                             ------    ---------                               ---      -----------
                             11,316    $    5.50                               249      $     32.20
                             ======    =========                               ===      ===========
YEAR ENDING
December 31, 2007            10,745    $    4.97                               227      $     30.91
December 31, 2008            10,126         4.64                               208            29.96
December 31, 2009             9,529         4.43                               191            29.34
December 31, 2010             8,938         4.28                               175            28.86
December 31, 2011             8,231         4.19                               157            28.77
December 31, 2012             7,005         4.09                               138            28.70
December 31, 2013             6,528         4.04                               127            28.70

        BBL - BARREL                     MMBTU - MILLION BRITISH THERMAL UNITS
        MBBLS - THOUSAND BARRELS         BBTU - BILLION BRITISH THERMAL UNITS

(1) The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2004 assume the monthly NYMEX settles at $3.00 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.00 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $1.00. The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

      The proximity of the Company's properties in the Appalachian and Michigan basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices compared with the prices of NYMEX futures contracts for gas delivered at the Henry Hub in Louisiana. Monthly spot natural gas prices in our market areas are typically 15 to 60 cents higher per Mcf than comparable NYMEX prices. The Company's average price received for crude oil is typically $2.50 to $3.25 per barrel below the NYMEX price per barrel.

ITEM  4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART  II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

10.1* Amendment No. 3 of the Belden & Blake Corporation 1999 Change in Control
      Protection Plan for Key Employees dated as of April 20, 2004.

31.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

      (b)   Reports on Form 8-K

      On June 22, 2004, the Company filed a Current Report on Form 8-K dated June 15, 2004, reporting under Item 5 that the Company had issued two press releases announcing that (1) it had signed an Agreement and Plan of Merger with an affiliate of Capital C Energy, LLC, a private investment limited partnership controlled by Carlyle/Riverstone Global Energy and Power Fund II, L.P.; and (2) it had commenced a cash tender offer and consent solicitation to purchase for cash any and all of its outstanding $225,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2007.

      On June 24, 2004, the Company filed a Current Report on Form 8-K dated June 23, 2004, reporting under Item 5 that the Company had issued two press releases announcing that (1) it planed to offer $192.5 million principal amount of Senior Secured Notes due 2012 pursuant to a private placement; and (2) it had executed a Letter Agreement with a third-party buyer, pursuant to which the Company will sell substantially all of its Trenton Black River assets. The assets are located primarily in New York, Pennsylvania, Ohio and West Virginia.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BELDEN & BLAKE CORPORATION

Date: August 10, 2004                By: /s/ Frost W. Cochran
                                         ------------------------------------
                                         Frost W. Cochran, Director, President
                                         and Chief Executive Officer

Date: August 10, 2004                By: /s/ Robert W. Peshek
                                         ------------------------------------
                                         Robert W. Peshek, Senior Vice President
                                         and Chief Financial Officer