Form 10-Q
period 2005-03-13
BELDEN & BLAKE CORP /OH/
filed 2005-05-10
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to _______________________

Commission File Number:  0-20100

BELDEN & BLAKE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1686642

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Stoneham Road North Canton, Ohio	44720

(Address of principal executive offices)	(Zip Code)

(330) 499-1660

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

     As of April 30, 2005, Belden & Blake Corporation had outstanding 1,500 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

INDEX

Page
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1

Consolidated Statements of Operations:
Three months ended March 31, 2005 (Successor Company)
Three months ended March 31, 2004 (Predecessor Company)	2

Consolidated Statements of Shareholders’ Equity (Deficit):
Three months ended March 31, 2005 (Successor Company)
183 day period from July 2, 2004 to December 31, 2004 (Successor Company)
183 day period From January 1, 2004 to July 1, 2004 (Predecessor Company)
and the year ended December 31, 2003 (Predecessor Company)	3

Consolidated Statements of Cash Flows:
Three months ended March 31, 2005 (Successor Company)
Three months ended March 31, 2004 (Predecessor Company)	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	18

PART II Other Information

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits	19
EX-31.1 Certification of Principal Executive Officer
EX-31.2 Certification of Principal Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BELDEN & BLAKE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,388	$18,407
Accounts receivable, net	15,710	18,667
Inventories	550	518
Deferred income taxes	17,679	10,558
Other current assets	1,271	1,101

Total current assets	50,598	49,251

Property and equipment, at cost
Oil and gas properties (successful efforts method)	520,792	514,242
Gas gathering systems	5,106	4,485
Land, buildings, machinery and equipment	7,796	7,720

	533,694	526,447
Less accumulated depreciation, depletion and amortization	24,861	16,917

Property and equipment, net	508,833	509,530
Other assets	11,076	11,461

	$570,507	$570,242

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$5,141	$3,796
Accrued expenses	16,413	23,445
Current portion of long-term liabilities	1,965	1,964
Fair value of derivatives	42,232	23,252

Total current liabilities	65,751	52,457

Long-term liabilities
Bank and other long-term debt	88,340	88,592
Senior secured notes	192,500	192,500
Asset retirement obligations and other long-term liabilities	14,704	14,390

	295,544	295,482

Fair value of derivatives	123,074	55,182
Deferred income taxes	83,148	108,994
Shareholder’s equity
Common stock: without par value; 1,500 shares authorized and issued	—	—
Paid in capital	77,500	77,500
(Deficit) retained earnings	(4,014)	890
Accumulated other comprehensive loss	(70,496)	(20,263)

Total shareholder’s equity	2,990	58,127

	$570,507	$570,242

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
Revenues
Oil and gas sales	$21,638	$22,362
Gas gathering and marketing	2,443	2,583
Other	107	129

	24,188	25,074

Expenses
Production expense	5,420	5,406
Production taxes	734	652
Gas gathering and marketing	2,106	2,232
Exploration expense	952	1,349
General and administrative expense	1,764	1,235
Franchise, property and other taxes	54	70
Depreciation, depletion and amortization	8,305	4,554
Accretion expense	255	95
Derivative fair value (gain) loss	6,777	(332)

	26,367	15,261

Operating (loss) income	(2,179)	9,813

Other expense
Interest expense	5,830	6,072

(Loss) income from continuing operations before income taxes	(8,009)	3,741
(Benefit) provision for income taxes	(3,105)	1,375

(Loss) income from continuing operations	(4,904)	2,366
Loss from discontinued operations, net of tax	—	(314)

Net (loss) income	$(4,904)	$2,052

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
Predecessor Company:
January 1, 2003			10,296	$1,030	$107,118	$(148,332)	$(4,461)	$(44,645)

Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(17,439)	(17,439)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,220)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(15,357)	(57,340)

Comprehensive income (loss):
Net income						11,834		11,834
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,180)	(11,180)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								6,166

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	138,822	21,025	50,162

July 1, 2004	—	—	—	—	—	—	—	—

Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						890		890
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(28,919)	(28,919)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							8,656	8,656

Total comprehensive loss								(19,373)

December 31, 2004	2	—	—	—	77,500	890	(20,263)	58,127

Comprehensive income (loss):
Net loss						(4,904)		(4,904)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(54,079)	(54,079)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							3,846	3,846

Total comprehensive loss								(55,137)

March 31, 2005 (unaudited)	2	$—	—	$—	$77,500	$(4,014)	$(70,496)	$2,990

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
Cash flows from operating activities:
(Loss) income from continuing operations	$(4,904)	$2,366
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	8,305	4,554
Accretion expense	255	95
Loss on disposal of property and equipment	12	325
Amortization of derivatives and other noncash hedging activities	6,777	(697)
Exploration expense	952	1,349
Deferred income taxes	(3,105)	1,375
Stock-based compensation	—	19
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	2,787	(849)
Inventories	8	(99)
Accounts payable and accrued expenses	(5,648)	4,161

Net cash provided by continuing operations	5,439	12,599

Cash flows from investing activities:
Proceeds from property and equipment disposals	—	41
Exploration expense	(952)	(1,349)
Additions to property and equipment	(7,214)	(5,703)
(Increase) decrease in other assets	(14)	144

Net cash used in investing activities	(8,180)	(6,867)

Cash flows from financing activities:
Repayment of senior secured facility — term loan	(250)	—
Proceeds from revolving line of credit	—	42,366
Repayment of long-term debt and other obligations	(28)	(44,488)
Proceeds from stock options exercised	—	110
Repurchase of stock options	—	(283)
Purchase of treasury stock	—	(25)

Net cash used in financing activities	(278)	(2,320)

Net (decrease) increase in cash and cash equivalents from continuing operations	(3,019)	3,412
Net decrease in cash and cash equivalents from discontinued operations	—	(3,289)
Cash and cash equivalents at beginning of period	18,407	1,428

Cash and cash equivalents at end of period	$15,388	$1,551

See accompanying notes.

BELDEN & BLAKE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

March 31, 2005

(1) Basis of Presentation

     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation (“Successor Company”) and its predecessor. On July 7, 2004, the Company, Capital C Energy Operations, LP, a Delaware limited partnership (“Capital C”), and Capital C Ohio, Inc., an Ohio corporation and a wholly owned subsidiary of Capital C (“Merger Sub”), completed a merger pursuant to which Merger Sub was merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Capital C. The Merger resulted in a change in control of the Company. The general partner of Capital C is controlled by Carlyle/Riverstone Global Energy and Power Fund II, L.P.

     The Merger for financial reporting purposes was accounted for as a purchase effective July 1, 2004. The Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the period subsequent to July 1, 2004 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

     In the second quarter of 2004, we sold substantially all of our Trenton Black River (“TBR”) assets and our Arrow Oilfield Service Company (“Arrow”) assets. According to Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the dispositions were classified as discontinued operations. Discontinued operations relating to the TBR and Arrow asset sales resulted in a loss of $483,000 ($314,000 net of tax) in the first quarter of 2004. Total revenue of $4.1 million was reclassified to discontinued operations in the first quarter of 2004. Historical information has been restated to remove the TBR and Arrow assets from continuing operations.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the successor company for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to conform to the current presentation.

(2) Derivatives and Hedging

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

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or crude oil price volatility and support our capital expenditure plans. Our derivative financial instruments primarily take the form of swaps or collars. At March 31, 2005, our derivative contracts were comprised of natural gas swaps and collars and crude oil swaps, which were placed with a major financial institution that we believe is a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. The changes in fair value of non-qualifying derivative contracts will be initially reported in expense in the consolidated statements of operations as derivative fair value (gain) loss and will ultimately be reversed within the same line item and included in oil and gas sales over the respective contract terms.

     We consider our natural gas swaps to be highly effective and expect there will be no ineffectiveness to be recognized in net income (loss) since the critical terms of the hedging instruments and the hedged forecasted transactions are the same. We have not experienced ineffectiveness on our natural gas swaps because we use New York Mercantile Exchange (“NYMEX”) based commodity derivative contracts to hedge on the same basis as our natural gas production is sold (NYMEX-based sales contracts). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 1, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps are recorded as “Derivative fair value (gain) loss.”

     During the first three months of 2005 and 2004, a net loss of $6.1 million ($3.8 million after tax) and a net loss of $3.9 million ($2.5 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $86.2 million ($54.1 million after tax) in the first three months of 2005 and decreased $11.0 million ($7.0 million after tax) in the first three months of 2004. At March 31, 2005, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $20.5 million. At March 31, 2005, we have partially hedged our exposure to the variability in future cash flows through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at March 31, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price per
		Price per		Mmbtu Floor/Cap		NYMEX Price
	Bbtu	Mmbtu	Bbtu	(1)	Mbbls	per Bbl
Quarter Ending
June 30, 2005	1,500	$3.70	1,500	$4.00 - 5.32	68	$34.18
September 30, 2005	1,500	3.70	1,500	4.00 - 5.32	67	33.72
December 31, 2005	1,500	3.70	1,500	4.00 - 5.32	67	33.31

	4,500	$3.70	4,500	$4.00 - 5.32	202	$33.74

March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1)	The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

(3) Stock-Based Compensation

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

     For purposes of the pro forma disclosures required by SFAS 123, “Accounting for Stock Based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The changes in net income or loss as if we had applied the fair value provisions of SFAS 123 for the predecessor company for the three-month ended March 31, 2004 were not material. The successor company does not have any stock options.

     The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The vesting of shares in the predecessor company quarter ended March 31, 2004, resulted in a non-cash increase in compensation expense of $19,000. The successor company does not have any stock-based compensation.

(4) Industry Segment Financial Information

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

(5) Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
(in thousands)	2005	2004
Cash paid during the period for:
Interest	$10,398	$981
Income taxes	500	—

(6) Contingencies

     In April 2002, we were notified of a claim by an overriding royalty owner in Michigan alleging the underpayment of royalties resulting from disputes as to the interpretation of the terms of several farmout agreements. On July 6, 2004, a suit was filed in Otsego County, Michigan by the successor in interest to these royalty interests, alleging substantially the same underpayments. In April 2005, we entered into a settlement agreement that provides for a payment to the royalty owner of an amount approximately equal to the amount accrued at March 31, 2005 and an increase in the future overriding royalty percentage in several wells. The result will have no material adverse effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “will,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2004 under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and SEC guidance. See the “Notes to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies.

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

Oil and Gas Reserves

     Our estimated proved developed and estimated proved undeveloped reserves are all located within the Appalachian and Michigan Basins in the United States. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from assumptions used. Estimated proved reserves represent estimated quantities of natural gas and oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The accuracy of a reserve estimate is a function of:

—	the quality and quantity of available data;

—	the interpretation of that data;

—	the accuracy of various mandated economic assumptions; and

—	the judgment of the persons preparing the estimate.

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

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or oil price volatility and support our capital expenditure plans. Our derivative financial instruments primarily take the form of swaps or collars. At March 31, 2005, our derivative contracts were comprised of natural gas swaps and collars and crude oil swaps, which were placed with a major financial institution that we believe is a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.

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

Asset Retirement Obligations

     Under the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” we recognize a liability for the fair value of our asset retirement obligations associated with our tangible, long-lived assets. The majority of our asset retirement obligations recorded relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties. Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The asset retirement obligations increased as a result of purchase accounting for the Merger, primarily due to a lower discount rate and revised estimates of asset lives on certain oil and gas wells.

Results of Operations

     The Merger was completed on July 7, 2004 and for financial reporting purposes was accounted for as a purchase effective July 1, 2004. The Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the period subsequent to July 1, 2004 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

     The allocation of the purchase price at fair value resulted in a significant increase in the book value of our assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the successor company period ended March 31, 2005. These higher charges are expected to continue in subsequent accounting periods.

     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended March 31,
	2005	2004
Production
Gas (Mmcf)	3,563	3,879
Oil (Mbbls)	83	97
Total production (Mmcfe)	4,059	4,458

Average price
Gas (per Mcf)	$5.28	$4.97
Oil (per Bbl)	34.13	32.05
Mcfe	5.33	5.02
Average costs (per Mcfe)
Production expense	1.34	1.21
Production taxes	0.18	0.15
Depletion	1.89	0.83
Operating margin (per Mcfe)	3.81	3.66

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

First Quarters of 2005 and 2004 Compared

Revenues

     Net operating revenues decreased from $24.9 million in the first quarter of 2004 to $24.1 million in the first quarter of 2005. The decrease was due to lower oil and gas sales revenues of $724,000 and lower gas gathering and marketing revenues of $140,000.

     Gas volumes sold were 3.6 Bcf (billion cubic feet) in the first quarter of 2005, which was a decrease of 316 Mmcf (8%) compared to the first quarter of 2004. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $1.6 million. Oil volumes sold decreased approximately 14,000 Bbls (14%) from 97,000 Bbls in the first quarter of 2004 to 83,000 Bbls in the first quarter of 2005 resulting in a decrease in oil sales revenues of approximately $440,000. The lower oil and gas sales volumes are primarily due to normal production declines partially offset by production from new wells drilled during 2004 and 2005.

     The average price realized for our natural gas increased $0.31 per Mcf from $4.97 in the first quarter of 2004 to $5.28 per Mcf in the first quarter of 2005, which increased gas sales revenues by approximately $1.1 million. As a result of our hedging activities, gas sales revenues were decreased by $5.1 million ($1.44 per Mcf) in the first quarter of 2005 and decreased by $3.5 million ($0.91 per Mcf) in the first quarter of 2004. The average price realized for our oil increased from $32.05 per Bbl in the first quarter of 2004 to $34.13 per Bbl in the first quarter of 2005, which increased oil sales revenues by approximately $170,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $1.0 million ($12.30 per Bbl) in the first quarter of 2005.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.66 per Mcfe in the first quarter of 2004 to

$3.81 per Mcfe in the first quarter of 2005. The average price increased $0.31 per Mcfe which was partially offset by an increase in production expense of $0.13 per Mcfe and an increase in production taxes of $0.03 per Mcfe in the first quarter of 2005 compared to the first quarter of 2004.

     The decrease in gas gathering and marketing revenues was due to a $128,000 decrease in gas marketing revenues and a $12,000 decrease in gas gathering revenues. The lower gas gathering and marketing revenues resulted primarily from the lower gas volumes discussed above.

Costs and Expenses

     Production expense was $5.4 million in the first quarter of 2004 and the first quarter of 2005. The average production cost increased from $1.21 per Mcfe in the first quarter of 2004 to $1.34 per Mcfe in the first quarter of 2005. The per unit increase was due to the lower volumes discussed above.

     Production taxes increased $82,000 from $652,000 in the first quarter of 2004 to $734,000 in the first quarter of 2005. Average per unit production taxes increased from $0.15 per Mcfe in the first quarter of 2004 to $0.18 per Mcfe in the first quarter of 2005. The increased production taxes are primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.

     Exploration expense decreased $397,000 (29%) from $1.3 million in the first quarter of 2004 to $1.0 million in the first quarter of 2005. This decrease is primarily due to lower expired lease expense and decreases in employment and compensation related expense.

     General and administrative expense increased $529,000 (43%) from $1.2 million in the first quarter of 2004 to $1.8 million in the first quarter of 2005 primarily due to $489,000 related to severance agreements with two former executives in the first quarter of 2005, an increase of $311,000 in audit and legal services related to our public filings and Sarbanes-Oxley efforts partially offset by $176,000 for strategic advisory services in the first quarter of 2004 related to the potential sale of the Company.

     Depreciation, depletion and amortization increased by $3.7 million from $4.6 million in the first quarter of 2004 to $8.3 million in the first quarter of 2005. This increase was primarily due to an increase in depletion expense. Depletion expense increased $4.0 million (108%) from $3.7 million in the first quarter of 2004 to $7.7 million in the first quarter of 2005 primarily due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $0.83 per Mcfe in the first quarter of 2004 to $1.89 per Mcfe in the first quarter of 2005, primarily due to a higher cost basis resulting from purchase accounting for the Merger.

     Derivative fair value (gain) loss was a gain of $332,000 in the first quarter of 2004 compared to a loss of $6.8 million in the first quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $2.7 million related to the ineffective portion of crude oil swaps qualifying for hedge accounting which was recorded in the first quarter of 2005.

     Interest expense decreased $242,000 from $6.1 million in the first quarter of 2004 to $5.8 million in the first quarter of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.

     Income tax expense decreased $4.5 million from $1.4 million in the first quarter of 2004 to a benefit of $3.1 million in the first quarter of 2005. The decrease was primarily due to a decrease in income from continuing operations before income taxes.

     Discontinued operations relating to the TBR and Arrow asset sales resulted in a loss, net of tax, of $314,000 in the first quarter of 2004. The TBR and Arrow assets were sold in the second quarter of 2004.

Liquidity and Capital Resources

Cash Flows

     The primary sources of cash in the three-month period ended March 31, 2005 have been funds generated from operations. Funds used during this period were primarily used for operations, exploration and development expenditures and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.

     Our operating activities provided cash flows of $5.4 million during the first three months of 2005 compared to $12.6 million in the first three months of 2004. The decrease was primarily due to lower oil and gas margins (net of hedging) of $820,000 and changes in working capital items of $6.1 million.

     Cash flows used in investing activities increased in the first three months of 2005 primarily due to $1.5 million of increased capital expenditures in the first three months of 2005.

     Cash flows used in financing activities decreased in the first three months of 2005 primarily due to lower debt repayment during the first three months of 2005.

     Our current ratio at March 31, 2005 was 0.77 to 1. During the first three months of 2005, the working capital from continuing operations decreased $11.9 million from a deficit of $3.2 million at December 31, 2004 to a deficit of $15.2 million at March 31, 2005. The decrease was primarily due to a $19.0 million increase in the current liability for the fair value of derivatives, a $3.0 million decrease in cash and cash equivalents and a $3.0 million decrease in accounts receivable partially offset by a $7.0 million decrease in accrued expenses and a $7.1 million increase in the deferred income taxes asset. The decrease in accrued expenses was primarily due to a $4.6 million decrease in accrued interest expense.

Capital Expenditures

     During the first three months of 2005, we spent approximately $7.3 million, including exploratory dry hole expense, on our drilling activities and other capital expenditures. In the first three months of 2005, we drilled 28 gross (27.3 net) development wells, all of which were successfully completed as producers in the target formation.

     We currently expect to spend approximately $36 million during 2005 on our drilling activities, including exploratory dry hole expense, and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available cash flow, borrowings under our revolving credit facility and, to a lesser extent, the sale of non-strategic assets. At March 31, 2005, we had cash of $15.4 million and approximately $13.8 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.

     At March 31, 2005, we had a $170 million credit facility comprised of: a seven year $100 million term facility; a six year $30 million revolving facility for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a six year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. At March 31, 2005, the interest rate under our base rate option was 7.50%. Under our three month LIBOR option the rate was 5.80%. At March 31, 2005, we had $56.2 million of outstanding letters of credit. At March 31, 2005, there was no outstanding balance under the revolving credit agreement. Under the term facility the outstanding balance was $89.25 million. We had $13.8 million of borrowing capacity under our revolving facility available for general corporate purposes. As of March 31, 2005, we were in compliance with all financial covenants and requirements under the existing credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Among other risks, we are exposed to interest rate and commodity price risks.

     The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. We had no derivative financial instruments for managing interest rate risks in place as of March 31, 2005 or 2004. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the first quarter would be approximately $223,000. This sensitivity analysis is based on our financial structure at March 31, 2005.

     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues for the quarter would decrease by $281,000, after considering the effects of the hedging contracts in place at March 31, 2005. If the price of crude oil decreased $3.00 per Bbl, oil sales revenues for the quarter would decrease by $46,000, after considering the effects of the hedging contracts in place at March 31, 2005. We had net pre-tax losses on our hedging activities of $13.2 million in the first three months of 2005 and $9.7 million in the first three months of 2004. At March 31, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at April 30, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price per
		Price per		Mmbtu Floor/Cap		NYMEX Price
	Bbtu	Mmbtu	Bbtu	(1)	Mbbls	per Bbl
Quarter Ending
June 30, 2005	1,500	$3.70	1,500	$4.00 - 5.32	68	$34.18
September 30, 2005	1,500	3.70	1,500	4.00 - 5.32	67	33.72
December 31, 2005	1,500	3.70	1,500	4.00 - 5.32	67	33.31

	4,500	$3.70	4,500	$4.00 - 5.32	202	$33.74

March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1)	The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

     The proximity of our properties in the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices compared with the prices of NYMEX futures contracts for gas delivered at the Henry Hub in Louisiana. Monthly spot natural gas prices in our market areas are typically $0.15 to $0.60 higher per Mcf than comparable NYMEX prices. Our average price received for crude oil is typically $3.00 to $3.50 per barrel below the NYMEX price per barrel.

Item 4. Controls and Procedures

     As of the end of the quarterly period ended March 31, 2005, James A. Winne III, our Chief Executive Officer, and Robert W. Peshek, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that:

•	our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the report we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     In April 2002, we were notified of a claim by an overriding royalty owner in Michigan alleging the underpayment of royalties resulting from disputes as to the interpretation of the terms of several farmout agreements. On July 6, 2004, a suit was filed in Otsego County, Michigan by the successor in interest to these royalty interests, alleging substantially the same underpayments. In April 2005, we entered into a settlement agreement that provides for a payment to the royalty owner of an amount approximately equal to the amount accrued at March 31, 2005 and an increase in the future overriding royalty percentage in several wells. The result will have no material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     On February 14, 2005, Capital C approved by written consent in lieu of a meeting, a resolution naming Morris B. “Sam” Smith to our Board of Directors and increasing our Board’s membership from six to seven. The terms of office of our other directors, Gregory A. Beard, Michael Becci, Michael B. Hoffman, Pierre F. Lapeyre, Jr., David M. Leuschen and James A. Winne III, continued after February 14, 2005.

Item 6. Exhibits.

     (a) Exhibits

31.1*	Certification of Principal Executive Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION
Date: May 10, 2005	By:	/s/ James A. Winne III
James A. Winne III, Chief Executive Officer,
Chairman of the Board of Directors and Director

Date: May 10, 2005	By:	/s/ Robert W. Peshek
Robert W. Peshek, Senior Vice President
and Chief Financial Officer