Form 10-K/A
period 2004-12-31
BELDEN & BLAKE CORP /OH/
filed 2005-08-05
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Amendment No. 1 Overview

     We are filing Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate our consolidated financial statements and other financial information to reflect adjustments to our accounting and disclosures for (1) stock options that should have resulted in additional non-cash compensation expense when it was probable that the employee would be able to put those options back to the company within six months of issuance of the shares, (2) the presentation of realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss,” (3) the presentation of the predecessor period as ending on July 6, 2004 rather than July 1, 2004, (4) the presentation of transaction expenses related to the merger in the operating activities section of the statements of cash flows rather than in the financing activities section and (5) the presentation of the effect of cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows.

     The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 6, 7, 7A and 8 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

     Restatement of stock options compensation expense. We had stock options outstanding at the time of the merger that occurred on July 7, 2004. Upon the merger, these stock options were cancelled in exchange for cash in the amount of the excess of the merger price per share over the per share exercise price of the option. Some of these options were subject to variable accounting as a result of the strike price having been previously re-priced. This resulted in non-cash compensation expense of $1.1 million that was previously reported. The remaining options were previously not reported as variable accounting. We have concluded that these stock options should have resulted in compensation expense when it was probable that the employee would be able to put those options back to the Company within six months of issuance of the shares. As a result of the merger, the options became exercisable and were simultaneously cancelled in exchange for cash. The adjustment reflected in this Amendment recognizes additional non-cash compensation expense of approximately $2.9 million (pre-tax) in the six day predecessor period ended July 6, 2004. As a result, income taxes have been adjusted by $1.1 million.

     Restatement of realized gain or loss on derivatives that do not qualify for hedge accounting treatment. We previously reported all unrealized gains and losses from derivatives on a single line item in the statement of operations. Upon realization, we previously reported all derivative gains and losses as a component or adjustment of the related oil or gas revenue. The adjustment reflected in this Amendment records the realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss.” As a result, our oil and gas revenues do not include realized gains and losses from non-qualified derivatives.

     Presentation of the predecessor period ending July 6, 2004. Capital C Energy Operations, LP (“Capital C”), acquired us pursuant to a merger that was completed on July 7, 2004. We previously disclosed that for financial reporting purposes the merger was accounted for as a purchase effective July 1, 2004. We amend this 2004 Form 10-K to report the merger as effective on July 7, 2004. This change in presentation has no impact on the balance sheet, statement of operations or statement of cash flows other than to present the predecessor period as ending on July 6, 2004 rather than July 1, 2004. The operating results for the six-day period were not material and have been included in the successor period beginning on July 7, 2004.

     Presentation of transaction expenses in the statements of cash flows. We previously reported transaction expenses related to the merger of $22.6 million in the financing activity section of the statements of cash flows. We amend this 2004 Form 10-K to present these expenses in the operating activities section of the statements of cash flows.

     Presentation of cash flows from discontinued operations in the statements of cash flows. We previously reported discontinued operations as a single line item in the statements of cash flows. We amend this 2004 Form 10-K to present the cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows.

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

	Year Ended December 31,
	2002	2003	2004
	(Restated)		(Restated)
Production
Gas (Mmcf)	15,882	14,834	15,267
Oil (Mbbl)	522	413	381
Total production (Mmcfe)	19,012	17,311	17,553
Average price
Gas (per Mcf)	$4.94	$4.92	$5.19
Oil (per Bbl)	22.72	28.06	34.42
Mcfe	4.75	4.89	5.26
Average costs (per Mcfe)
Production expense	1.07	1.16	1.35
Production taxes	0.09	0.14	0.16
Depletion	0.87	0.85	1.36
Operating margin (per Mcfe)	3.59	3.59	3.75

Mmcf - Million cubic feet	Mmcfe - Million cubic feet equivalent
Mbbl - Thousand barrels	Mcf - Thousand cubic feet	Bbl - Barrel
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

Item 6. SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).

						Successor
	Predecessor Company					Company
					For the 188	For the 178 Day
					Day Period	Period from
					from January	July 7, 2004 to
	As of or for the Years Ended December 31,				1, 2004 to July	December 31,
(in thousands)	2000(3)	2001	2002(2)	2003(1)	6, 2004 (2)	2004
			(Restated)		(Restated)	(Restated)
Continuing Operations:
Revenues	$99,070	$110,732	$105,338	$95,414	$50,822	$52,662
Depreciation, depletion and amortization	25,576	25,132	21,339	18,098	9,089	17,527
Impairment of oil and gas properties	—	1,398	—	896	—	—
Income (loss) from continuing operations before cumulative effect of change in accounting principle	4,841	7,200	8,935	5,960	(18,869)	890

Balance sheet data:						As of 12/31/2004

Working capital from continuing operations	2,096	11,529	(7,521)	(7,090)		(3,206)
Oil and gas properties and gathering systems, net	211,065	220,389	211,776	224,631		502,102
Total assets	285,117	305,349	263,845	285,311		570,242
Long-term liabilities, less current portion	286,858	284,745	251,959	276,611		295,482
Total shareholders’ (deficit) equity	(48,313)	(27,279)	(44,645)	(57,340)		58,127

(1)	See Note 3 to the Consolidated Financial Statements. The cumulative effect of change in accounting principle, net of tax, was $2.4 million.

(2)	See Note 5 to the Consolidated Financial Statements for information on discontinued operations.

(3)	In March 2000, we sold Peake Energy, Inc., a wholly owned subsidiary, which owned oil and gas properties in West Virginia and Kentucky.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The average price realized for our natural gas increased $0.27 per Mcf to $5.19 per Mcf in 2004 compared to $4.92 per Mcf in 2003. The average price realized for our natural gas decreased from $4.94 per Mcf in 2002 to $4.92 per Mcf in 2003. The monthly average settle for natural gas trading on the New York Mercantile Exchange (“NYMEX”) increased from $3.22 per Mmbtu in 2002 to $5.39 per Mmbtu in 2003 and to $6.14 per Mmbtu in 2004. Our selling price of natural gas is generally higher than the

NYMEX price due to the favorable regional basis received throughout our areas of operations along with a favorable Btu (“British thermal unit”) content of our gas. The remainder of the difference is due to fixed price contracts and our hedging activities during these periods. Our average realized price for oil increased from $22.72 per Bbl in 2002 to $28.06 per Bbl in 2003 and $34.42 per Bbl in 2004.

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

     Our estimated proved reserve information for the 2004 predecessor company period ended July 6, 2004, is based on our internal engineering estimates. Our estimated proved reserve information for all other periods included in this Annual Report is based on estimates prepared by independent petroleum consultants. Estimates prepared by others may be higher or lower than these estimates.

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

Derivatives and Hedging

     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recognize all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss).

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

     We consider our natural gas swaps to be highly effective and expect there will be no ineffectiveness to be recognized in net income (loss) since the critical terms of the hedging instruments and the hedged forecasted transactions are the same. We have not experienced ineffectiveness on our natural gas swaps because we use NYMEX-based commodity derivative contracts to hedge on the same basis as our natural gas production is sold (NYMEX-based sales contracts). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. Historically, there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps are recorded as “Derivative fair value gain or loss.”

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

     At December 31, 2004, there were no assets legally restricted for purposes of settling asset retirement obligations. A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2004 and 2003 is as follows (in thousands):

	Successor Company	Predecessor Company
	For The 178 Day
	Period From July 7, to	For The 188 Day Period From	Year ended
	December 31, 2004	January 1, to July 6, 2004	December 31, 2003
Beginning asset retirement obligations	$14,274	$4,595	$—
Cumulative effect adjustment			4,387
Liabilities incurred	101	9	268
Liabilities settled	(85)	(30)	(471)
Accretion expense	633	195	344
Revisions in estimated cash flows	19	24	67

Ending asset retirement obligations	$14,942	$4,793	$4,595

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

Results of Operations

     As a result of the Merger, the results of operations for the periods subsequent to July 6, 2004 are not necessarily comparable to those prior to July 6, 2004. The following table combines the predecessor company 188 day period ended July 6, 2004 with the successor company 178 day period ended December 31, 2004 for purposes of the discussion of year-end results. The following table sets forth financial data for the periods indicated. Dollars are stated in thousands and percentages are stated as a percentage of total revenues.

	Year Ended December 31,
	2004		2003		2002
	(Restated)				(Restated)
Revenues
Oil and gas sales	$92,350	89.1%	$84,610	88.7%	$90,255	85.7%
Gas gathering and marketing	9,980	9.8	10,538	11.0	13,526	12.8
Other	1,154	1.1	266	0.3	1,557	1.5

	103,484	100.0	95,414	100.0	105,338	100.0
Expenses
Production expense	23,756	22.1	20,017	20.9	20,247	19.2
Production taxes	2,767	2.7	2,449	2.6	1,789	1.7
Gas gathering and marketing	9,101	8.9	9,570	10.0	11,000	10.4
Exploration expense	5,970	5.4	6,849	7.2	8,834	8.4
General and administrative expense	6,323	5.1	4,559	4.8	4,557	4.3
Franchise, property and other taxes	167	0.2	202	0.2	11	—
Depreciation, depletion and amortization	26,616	26.2	18,098	19.0	21,339	20.2
Impairment of oil and gas properties	—	—	896	0.9	—	—
Accretion expense	828	0.8	343	0.4	—	—
Derivative fair value (gain) loss	2,911	1.2	(319)	(0.3)	(207)	—
Severance and other nonrecurring expense	—	—	—	—	923	0.9
Transaction expense	26,001	25.5	—	—	—	—

	104,440	98.1	62,664	65.7	68,493	65.1

Operating (loss) income	(956)	1.9	32,750	34.3	36,845	34.9

Other expense
Loss on sale of businesses	—	—	—	—	154	0.1
Interest expense	24,061	23.6	23,580	24.7	22,506	21.3

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting principle	(25,017)	(21.7)	9,170	9.6	14,185	13.5
(Benefit) provision for income taxes	(7,038)	(5.9)	3,210	3.4	5,250	5.0

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(17,979)	(15.8)	5,960	6.2	8,935	8.5
Income (loss) from discontinued operations, net of tax	28,868	28.4	(10,681)	(11.2)	(6,470)	(6.1)

Income (loss) before cumulative effect of change in accounting principle	10,889	12.6	(4,721)	(5.0)	2,465	2.4
Cumulative effect of change in accounting principle, net of tax	—	—	2,397	2.5	—	—

Net income (loss)	$10,889	12.6%	$(2,324)	(2.5)%	$2,465	2.4%

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

	Year Ended December 31,
	2004	2003	2002
	(Restated)		(Restated)
Production
Gas (Mmcf)	15,267	14,834	15,882
Oil (Mbbl)	381	413	522
Total production (Mmcfe)	17,553	17,311	19,012
Average price
Gas (per Mcf)	$5.19	$4.92	$4.94
Oil (per Bbl)	34.42	28.06	22.72
Mcfe	5.26	4.89	4.75
Average costs (per Mcfe)
Production expense	1.35	1.16	1.07
Production taxes	0.16	0.14	0.09
Depletion	1.36	0.85	0.87
Operating margin (per Mcfe)	3.75	3.59	3.59

Mmcf — Million cubic feet	Mmcfe — Million cubic feet equivalent	Bbl — Barrel
Mbbl — Thousand barrels	Mcf — Thousand cubic feet
Operating margin (per Mcfe) — average price less production expense and production taxes

2004 Compared to 2003

Revenues

     Net operating revenues increased from $95.1 million in 2003 to $102.3 million in 2004. The increase was due to higher gas sales revenues of $6.2 million and higher oil sales revenues of $1.5 million partially offset by lower gas gathering and marketing revenues of $558,000.

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

     The average price realized for our natural gas increased $0.27 per Mcf to $5.19 per Mcf in 2004 compared to 2003, which increased gas sales revenues by approximately $4.1 million. As a result of our hedging activities, gas sales revenues were decreased by $19.1 million ($1.25 per Mcf) in 2004 and decreased by $10.3 million ($.69 per Mcf) in 2003. The average price realized for our oil increased from

$28.06 per Bbl in 2003 to $34.42 per Bbl in 2004, which increased oil sales revenues by approximately $2.4 million. As a result of our hedging activities, oil sales revenues were decreased by approximately $1.5 million ($3.96 per Bbl) in 2004.

     The operating margin from oil and gas sales on a per unit basis increased from $3.59 per Mcfe in 2003 to $3.75 per Mcfe in 2004. The average price increased $0.37 per Mcfe which was partially offset by an increase in production expense of $0.19 per Mcfe in 2004 compared to 2003. Approximately $0.06 per Mcfe of the increase in production expense was due to recording the cost of selling purchased oil inventory as a result of purchase accounting for the Merger.

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

Costs and Expenses

     Production expense increased $3.8 million (19%) from $20.0 million in 2003 to $23.8 million in 2004 primarily due to an increase in labor resulting from continued well development activities, an increased focus on production and compressor optimization, a general increase in fuel and power costs and $1.6 million of additional non-cash stock-based compensation expense recorded in 2004 to reflect the increased value of our stock. Production expense was also increased in the second half of 2004 due to recording approximately $975,000 in cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Merger. Oil inventory was recorded at fair value of approximately $31.88 per Bbl as of July 1, 2004. The average production cost increased from $1.16 per Mcfe in 2003 to $1.35 per Mcfe in 2004. The per unit increase was primarily due to the higher costs discussed above partially offset by certain fixed costs spread over greater volumes in 2004. Purchase accounting and the non-cash stock-based compensation expense were responsible for $0.06 and $0.09 per Mcfe of the per unit increase, respectively.

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

     Exploration expense decreased $879,000 (13%) from $6.8 million in 2003 to $6.0 million in 2004 primarily due to decreases in expired lease expense, seismic expense and exploratory dry hole expense partially offset by additional non-cash stock-based compensation expense recorded in 2004. We have decreased exploration activity in order to focus our drilling efforts on lower risk developmental drilling. However, we expect to continue to incur exploration expense for costs related to our ongoing operations which are classified as exploration expense under the successful efforts method of accounting. See Note 2 to the Consolidated Financial Statements.

     General and administrative expense increased $1.8 million (39%) from 2003 to 2004 primarily due to management fees and reimbursements of $641,000 paid, respectively, to Capital C and Legend Natural Gas, LP (“Legend”) and $1.5 million of additional non-cash stock-based compensation expense recorded in 2004 to reflect the increased value of our stock.

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

     Derivative fair value gain/loss was a gain of $319,000 in 2003 compared to a loss of $2.9 million in 2004. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $1.6 million related to the ineffective portion of crude oil swaps qualifying for hedge accounting which was recorded in 2004.

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

     Income tax expense decreased $10.2 million from $3.2 million in 2003 to a benefit of $7.0 million in 2004. The decrease was due to a decrease in income from continuing operations before income taxes coupled with a lower effective tax rate in 2004. The effective tax rate was reduced due to certain nondeductible transaction-related expenses recorded in the predecessor period. This was partially offset by an increase in the tax rate from a benefit of $1.5 million recorded in the successor period. This benefit was the result of a change in the effective state tax rate due to the merger of two of our subsidiaries into Belden & Blake Corporation on December 30, 2004.

     Discontinued operations relating to the TBR and Arrow asset sales resulted in a gain, net of tax, of $28.9 million in 2004 compared to a loss, net of tax, of $10.7 million in 2003. This was primarily attributable to the $45.2 million ($28.0 million net of tax) net gain on the sales of the TBR and Arrow recorded in the second quarter of 2004.

2003 Compared to 2002

Revenues

     Net operating revenues decreased from $103.8 million in 2002 to $95.1 million in 2003. The decrease was due to lower gas sales revenues of $5.4 million, lower oil sales revenues of $266,000 and lower revenues from gas gathering and marketing of $3.0 million.

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

     The average price realized for our natural gas decreased $0.02 per Mcf to $4.92 per Mcf in 2003 compared to 2002, which decreased gas sales revenues in 2003 by approximately $297,000. As a result of our hedging activities, gas sales revenues were decreased by $10.3 million ($0.69 per Mcf) in 2003 and increased by $21.3 million ($1.34 per Mcf) in 2002. The average price paid for our oil increased from $22.72 per barrel in 2002 to $28.06 per barrel in 2003, which increased oil sales revenues by approximately $2.2 million.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis was $3.59 per Mcfe in 2002 and 2003.

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

     Derivative fair value gain was $319,000 in 2003 and $207,000 in 2002 related to certain derivative instruments that are not designated as cash flow hedges. The gain reflects the changes in fair value of those instruments.

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

     The following table summarizes the net cash flow for the periods presented:

	Year Ended December 31,
	2004	2003	Change
	(Restated) (in millions)
Cash flows provided by operating activities	$19.2	$27.4	$(8.2)
Cash flows from investing activities	36.5	(47.9)	84.4
Cash flows from financing activities	(38.7)	20.2	(58.9)

Net increase or decrease in cash and cash equivalents	$17.0	$(0.3)	$17.3

     Our operating activities provided cash flows of $19.2 million during 2004 compared to $27.4 million in 2003. The decrease was primarily due to the $45.2 million gain on sale of businesses partially offset by higher cash received for oil and gas revenues (net of hedging) of $6.0 million and changes in certain working capital items of $9.8 million.

     Cash flows provided by investing activities were $36.5 million in 2004 compared to cash flows used in investing activities of $47.9 in 2003. This increase was due to proceeds from disposition of businesses of $72.5 million, a decrease in acquisitions of $4.8 million and a decrease in exploration expense of $1.9 million.

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

Inflation and Changes in Prices

     The average price for our natural gas decreased from $4.94 per Mcf in 2002 to $4.92 per Mcf in 2003, then increased to $5.19 in 2004. The average price realized for our oil increased from $22.72 per Bbl in 2002 to $28.06 per Bbl in 2003 and increased to $34.42 per Bbl in 2004. These prices reflect average prices for oil and gas sales of our continuing operations. The prices include the effect of our oil and gas hedging activity.

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

          The commodity price risk relates to our natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues would decrease by $1.6 million, after considering the effects of the hedging contracts in place at December 31, 2004. At December 31, 2004 we had hedges on a portion of our oil production from 2005 through 2013. If the price of crude oil decreased $3.00 per Bbl, oil sales revenue for the year would decrease by $300,000. We had net pre-tax losses on our hedging activities of $20.6 million in 2004 and $10.3 million in 2003. This sensitivity analysis is based on our 2004 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table on page 38.

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

          2. Financial Statement Schedules

          No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

          3. Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Capital C Energy Operations, LP, Capital C Ohio, Inc. and Belden & Blake Corporation, incorporated by reference to Exhibit 2.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

3.1	Amended and Restated Articles of Incorporation of Belden & Blake Corporation (fka Belden & Blake Energy Corporation), incorporated by reference to Exhibit 3.1 to Belden & Blake Corporation’s Form 8-K dated November 29, 2004.

3.2	Amended and Restated Code of Regulations of Belden & Blake Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-119194).

4.1	Indenture, dated as of July 7, 2004, by and among Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and BNY Midwest Trust Company, incorporated by reference to Exhibit 4.2 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.1	ISDA Master Agreement, dated as of June 30, 2004, between Capital C Ohio, Inc. and J. Aron & Company, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.2	Credit and Guaranty Agreement, dated as of July 7, 2004, among Belden & Blake Corporation, The Canton Oil & Gas Company and Ward Lake Drilling, Inc., as Guarantors, various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent and Administrative Agent, incorporated by reference to Exhibit 10.2 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.3	Priority Lien Pledge and Security Agreement, dated as of July 7, 2004, between Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.3 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.4	Parity Lien Pledge and Security Agreement, dated as of July 7, 2004, between Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.4 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.5	Priority Lien Pledge Agreement, dated as of July 7, 2004, between Capital C Energy Operations, LP and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.5 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.6	Parity Lien Pledge Agreement, dated as of July 7, 2004, between Capital C Energy Operations, LP and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by

No.	Description
reference to Exhibit 10.6 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.7	Collateral Trust Agreement, dated as of July 7, 2004, among Belden & Blake Corporation, the other Pledgors party from time to time thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent under the Credit Agreement, J. Aron & Company, as Hedge Counterparty under the Hedge Agreement, BNY Midwest Trust Company, as Trustee under the Indenture, and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.7 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.8	ISDA Master Agreement Waiver Letter, incorporated by reference to exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated February 25, 2005.

10.9	Termination and Release Agreement, dated as of July 7, 2004, by and among Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc., Ableco Finance LLC and Wells Fargo Foothill, Inc., incorporated by reference to Exhibit 10.10 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.10	Belden & Blake Corporation Retention Plan, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.11	Change in Control Severance Pay Plan for Key Employees of Belden & Blake Corporation dated August 12, 1999, incorporated by reference to Exhibit 10.7 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.12	Amendment No. 1 of Belden & Blake Corporation 1999 Change in Control Protection Plan Key Employees dated as of February 26, 2002, incorporated by reference to Exhibit 10.7 (a) to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.13	Amendment No. 2 of the Belden & Blake Corporation 1999 Change in Control Protection Plan for Key Employees dated as of October 23, 2002, incorporated by reference to Exhibit 10.7(b) to the Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.14	Severance Pay Plan for Employees of Belden & Blake Corporation dated August 12, 1999, incorporated by reference to Exhibit 10.8 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.15	Amendment 1 to the Belden & Blake Corporation 1999 Severance Pay Plan dated as of May 29, 2000, incorporated by reference to Exhibit 10.8 (a) to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.16	Amendment 2 to the Belden & Blake Corporation 1999 Severance Pay Plan dated as of September 12, 2002, incorporated by reference to Exhibit 10.8 (b) to the Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

No.	Description
10.17	Severance Release Agreement dated February 11, 2005 by and between Belden & Blake Corporation and R. Mark Hackett, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated February 11, 2005.

10.18	Severance Release Agreement dated February 18, 2005 by and between Belden & Blake Corporation and Richard R. Hoffman, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated February 18, 2005.

10.19**	Directors’ Fees for Outside Directors effective February 14, 2005

10.20**	Amended and restated employment agreement dated July 1, 2004 by and between Belden & Blake Corporation and John L. Schwager.

10.21**	Waiver of certain rights to payments or benefits by and between Belden & Blake Corporation and John L. Schwager.

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 14.1 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Previously filed as an exhibit to our originally filed 2004 Form 10-K.

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

BELDEN & BLAKE CORPORATION

August 2, 2005	By:	/s/ James A. Winne III

Date	James A. Winne III, Chief Executive Officer, Chairman
of the Board of Directors and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Winne III	Chief Executive Officer,	August 2, 2005
James A. Winne III	Chairman of the Board of Directors and Director (Principal Executive Officer)	Date

/s/ Michael Becci	President, Chief Operating	August 2, 2005
Michael Becci	Officer and Director	Date

/s/ Robert W. Peshek	Senior Vice President and	August 2, 2005
Robert W. Peshek	Chief Financial Officer (Principal Financial and Accounting Officer)	Date

/s/ Gregory A. Beard	Director	August 2, 2005
Gregory A. Beard		Date

/s/ Stewart Cureton, Jr.	Director	August 2, 2005
Stewart “Chip” Cureton, Jr.		Date

/s/ Michael B. Hoffman	Director	August 2, 2005
Michael B. Hoffman		Date

/s/ Pierre F. Lapeyre, Jr.	Director	August 2,2005
Pierre F. Lapeyre, Jr.		Date

/s/ David M. Leuschen	Director	August 2, 2005
David M. Leuschen		Date

/s/ Morris B. Smith	Director	August 2, 2005
Morris B. “Sam” Smith		Date

BELDEN & BLAKE CORPORATION
INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

Item 15(a) (1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (Successor Company) and December 31, 2003 (Predecessor Company)	F-3
Consolidated Statements of Operations:
178 day period from July 7, 2004 to December 31, 2004 (Successor Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor Company) Years ended December 31, 2003 and 2002 (Predecessor Company)
Years ended December 31, 2003 and 2002 (Predecessor Company)	F-4
Consolidated Statements of Shareholders’ Equity (Deficit):
178 day period from July 7, 2004 to December 31, 2004 (Successor Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor Company)
Years ended December 31, 2003 and 2002 (Predecessor Company)	F-5
Consolidated Statements of Cash Flows:
178 day period from July 7, 2004 to December 31, 2004 (Successor Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor Company)
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

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation (“Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the one hundred seventy-eight day period ended December 31, 2004, the one hundred eighty-eight day period ended July 6, 2004, and each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the one hundred seventy-eight day period ended December 31, 2004, the one hundred eighty-eight day period ended July 6, 2004, and each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

As discussed in Note A to the consolidated financial statements, the Company restated its financial statements for the one hundred seventy-eight day period ended December 31, 2004, the one hundred eighty-eight day period ended July 6, 2004 and the years ended December 31, 2003 and 2002.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
July 22, 2005

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

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor Company	Predecessor Company
	For the 178 Day Period	For the 188 Day Period
	from July 7, 2004 to	from January 1, 2004 to
	December 31, 2004	July 6, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Restated)	(Restated)		(Restated)
Revenues
Oil and gas sales	$47,043	$45,307	$84,610	$90,255
Gas gathering and marketing	4,923	5,057	10,538	13,526
Other	696	458	266	1,557

	52,662	50,822	95,414	105,338
Expenses
Production expense	11,634	12,122	20,017	20,247
Production taxes	1,467	1,300	2,449	1,789
Gas gathering and marketing	4,522	4,579	9,570	11,000
Exploration expense	2,750	3,220	6,849	8,834
General and administrative expense	2,651	3,672	4,559	4,557
Franchise, property and other taxes	52	115	202	11
Depreciation, depletion and amortization	17,527	9,089	18,098	21,339
Impairment of oil and gas properties	—	—	896	—
Accretion expense	633	195	343	—
Derivative fair value (gain) loss	873	2,038	(319)	(207)
Severance and other nonrecurring expense	—	—	—	923
Transaction expense	—	26,001	—	—

	42,109	62,331	62,664	68,493

Operating income (loss)	10,553	(11,509)	32,750	36,845
Other expense
Loss on sale of businesses	—	—	—	154
Interest expense	11,877	12,184	23,580	22,506

	11,877	12,184	23,580	22,660

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,324)	(23,693)	9,170	14,185
(Benefit) provision for income taxes	(2,214)	(4,824)	3,210	5,250

Income (loss) from continuing operations before cumulative effect of change in accounting principle	890	(18,869)	5,960	8,935
Income (loss) from discontinued operations, net of tax	—	28,868	(10,681)	(6,470)

Income (loss) before cumulative effect of change in accounting principle	890	9,999	(4,721)	2,465
Cumulative effect of change in accounting principle, net of tax	—	—	2,397	—

Net income (loss)	$890	$9,999	$(2,324)	$2,465

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Restated)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
						(Restated)		(Restated)
Predecessor Company:
January 1, 2002			10,290	$1,029	$107,402	$(150,797)	$15,087	$(27,279)
Comprehensive income (loss):
Net income						2,465		2,465
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(5,518)	(5,518)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							(14,030)	(14,030)

Total comprehensive loss								(17,083)

Stock options exercised			65	7	(2)			5
Stock-based compensation					82			82
Repurchase of stock options					(29)			(29)
Tax benefit of repurchase of stock options and stock options exercised					57			57
Treasury stock			(59)	(6)	(392)			(398)

December 31, 2002	—	—	10,296	1,030	107,118	(148,332)	(4,461)	(44,645)

Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(17,439)	(17,439)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,220)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(15,357)	(57,340)

Comprehensive income (loss):
Net income						9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,180)	(11,180)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								4,331

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	140,657	21,025	51,997

July 6, 2004	—	—	—	—	—	—	—	-

Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						890		890
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(28,919)	(28,919)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							8,656	8,656

Total comprehensive loss								(19,373)

December 31, 2004	2	$—	—	$—	$77,500	$890	$(20,263)	$58,127

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor
	Company	Predecessor Company
	For the 178 Day	For the 188 Day
	Period From July	Period From	Year ended	Year ended
	7, to December	January 1, to July	December 31,	December
	31, 2004	6, 2004	2003	31, 2002
	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$890	$9,999	$(2,324)	$2,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,527	9,723	19,357	23,474
Impairment of oil and gas properties	—	—	5,774	—
Accretion expense	633	221	365	—
(Gain) Loss on sale of business	—	(45,223)	69	3,342
Loss on disposal of property and equipment	18	375	1,452	1,521
Net monetization of derivatives	—	—	—	22,185
Amortization of derivatives and other noncash hedging activities	(829)	2,037	(3,456)	(19,241)
Exploration expense	2,750	4,639	16,882	16,282
Deferred income taxes	(2,039)	10,802	(2,546)	1,520
Stock-based compensation	—	3,990	326	82
Cumulative effect of change in accounting principle, not of tax	—	—	(2,397)	—
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	(304)	(900)	(3,969)	(1,420)
Inventories	394	79	62	453
Accounts payable and accrued expenses	4,234	184	(2,204)	3,646

Net cash provided by (used in) operating activities	23,274	(4,074)	27,391	54,309

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(4,841)	(2,773)
Disposition of businesses, net of cash	—	72,464	816	23,991
Proceeds from property and equipment disposals	125	247	2,997	1,927
Exploration expense	(2,750)	(4,639)	(16,882)	(16,282)
Additions to property and equipment	(12,008)	(18,103)	(29,878)	(26,425)
(Increase) decrease in other assets	(35)	1,218	(120)	(1,541)

Net cash (used in) provided by investing activities	(14,668)	51,187	(47,908)	(21,103)

Cash flows from financing activities:
Proceeds from senior secured notes	—	192,500	—	—
Proceeds from senior secured facility — term loan	—	100,000	—	—
Sale of common stock	—	77,500	—	—
Repayment of senior subordinated notes	(1,040)	(223,960)	—	—
Payment to shareholders and optionholders	—	(113,674)	—	—
Debt issue costs	—	(11,700)	(250)	(152)
Repayment of senior secured facility — term loan	(10,500)	—	—	—
Proceeds from revolving line of credit	—	146,636	195,859	151,158
Repayment of long-term debt and other obligations	(126)	(194,187)	(175,573)	(184,003)
Proceeds from stock options exercised	—	111	120	5
Repurchase of stock options	—	(283)	122	(29)
Purchase of treasury stock	—	(29)	(43)	(398)

Net cash (used in) provided by financing activities	(11,666)	(27,086)	20,235	(33,419)

Net (decrease) increase in cash and equivalents	(3,060)	20,027	(282)	(213)
Cash and cash equivalents at beginning of period	21,467	1,440	1,722	1,935

Cash and cash equivalents at end of period	$18,407	$21,467	$1,440	$1,722

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

(A) Restatement and Amendment

     We are filing Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate our consolidated financial statements and other financial information to reflect adjustments to our accounting and disclosures for (1) stock options that should have resulted in additional non-cash compensation expense when it was probable that the employee would be able to put those options back to the company within six months of issuance of the shares, (2) the presentation of realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss,” (3) the presentation of the predecessor period as ending on July 6, 2004 rather than July 1, 2004, (4) the presentation of transaction expenses related to the merger in the operating activities section of the statements of cash flows rather than in the financing activities section and (5) the presentation of the effect of cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows.

     The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 6, 7, 7A and 8 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

     Restatement of stock options compensation expense. We had stock options outstanding at the time of the merger that occurred on July 7, 2004. Upon the merger, these stock options were cancelled in exchange for cash in the amount of the excess of the merger price per share over the per share exercise price of the option. Some of these options were subject to variable accounting as a result of the strike price having been previously re-priced. This resulted in non-cash compensation expense of $1.1 million that was previously reported. The remaining options were previously not reported as variable accounting. We have concluded that these stock options should have resulted in compensation expense when it was probable that the employee would be able to put those options back to the Company within six months of issuance of the shares. As a result of the merger, the options became exercisable and were simultaneously cancelled in exchange for cash. The adjustment reflected in this Amendment recognizes additional noncash compensation expense of approximately $2.9 million (pre-tax) in the six day predecessor period ended July 6, 2004. As a result, income taxes have been adjusted by $1.1 million.

     Restatement of realized gain or loss on derivatives that do not qualify for hedge accounting treatment. We previously reported all unrealized gains and losses from derivatives on a single line item in the statement of operations. Upon realization, we previously reported all derivative gains and losses as a component or adjustment of the related oil or gas revenue. The adjustment reflected in this Amendment records the realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss.” As a result, our oil and gas revenues do not include realized gains and losses from non-qualified derivatives.

     Presentation of the predecessor period ending July 6, 2004. Capital C Energy Operations, LP (“Capital C”), acquired us pursuant to a merger that was completed on July 7, 2004. We previously disclosed that for financial reporting purposes the merger was accounted for as a purchase effective July 1, 2004. We amend this 2004 Form 10-K to report the merger as effective on July 7, 2004. This change in presentation has no impact on the balance sheet, statement of operations or statement of cash flows other than to present the predecessor period as ending on July 6, 2004 rather than July 1, 2004. The operating results for the six-day period were not material and have been included in the successor period beginning on July 7, 2004.

     Presentation of transaction expenses in the statements of cash flows. We previously reported transaction expenses related to the merger of $22.6 million in the financing activity section of the statements of cash flows. We amend this 2004 Form 10-K to present these expenses in the operating activities section of the statements of cash flows.

Presentation of cash flows from discontinued operations in the statements of cash flows. We previously reported discontinued operations as a single line item in the statements of cash flows. We amend this 2004 Form 10-K to present the cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows.

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

     The Merger was completed on July 7, 2004 and was accounted for as a purchase effective July 7, 2004. The Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the period subsequent to July 6, 2004 are presented on the Company’s new basis of accounting, while the results of operations for the periods ended July 6, 2004 and December 31, 2003 reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

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

     Following are unaudited pro forma results of operations as if the Merger occurred at the beginning of 2003 (in thousands):

	Year ended December 31,
	2004	2003
	(Restated)
Total revenues	$103,484	$95,414
Loss from continuing operations	(369)	(3,414)

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

     We incurred transaction costs associated with the Merger of $26.0 million. These costs were expensed in the predecessor company period ended July 6, 2004. We also capitalized $11.7 million of debt financing costs. The change in fair value of $2.4 million of certain hedges from July 1, 2004 to July 7, 2004 was recorded in “Derivative fair value loss” in the predecessor company period ended July 6, 2004.

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

     The fair value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the predecessor company periods ended July 6, 2004, and December 31, 2003 and 2002, respectively: risk-free interest rates of 3.6%, 3.7% and 4.1%; volatility factor of the expected market price of our common stock of near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years. There were no stock options granted in the successor company period ended December 31, 2004.

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

     For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The changes in net income or loss as if we had applied the fair value provisions of SFAS 123 for the predecessor company periods ended July 6, 2004, and December 31, 2003 and 2002 were not material. There were no outstanding stock options or activity in the successor company period ended December 31, 2004.

     The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The change in share value in the predecessor company periods ended July 6, 2004, and December 31, 2003 and 2002 resulted in an increase in compensation expense of $4.0 million, $325,000 and $82,000, respectively.

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

     A reconciliation of our liability for plugging and abandonment costs for the year ended December 31, 2004 and 2003 is as follows (in thousands):

	Successor	Predecessor
	Company	Company
	For The 178 Day	For The 188 Day
	Period From July	Period From	Year ended
	7, to December	January 1, to July	December 31,
	31, 2004	6, 2004	2003
Beginning asset retirement obligations	$14,274	$4,595	$—
Cumulative effect adjustment			4,387
Liabilities incurred	101	9	268
Liabilities settled	(85)	(30)	(471)
Accretion expense	633	195	344
Revisions in estimated cash flows	19	24	67

Ending asset retirement obligations	$14,942	$4,793	$4,595

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

     Revenues and (loss) income from discontinued operations are as follows (in thousands):

	Predecessor Company
	188 Day
	Period from
	January 1,
	2004 to July 6,	Year ended December 31,
	2004	2003	2002
Revenue from discontinued operations	$7,294	$13,698	$17,620

(Loss) income from operations of discontinued businesses	$(43)	$(16,368)	$(7,024)
(Benefit) provision for income taxes	(17)	(5,731)	(2,386)

	(26)	(10,637)	(4,638)

Income (loss) on sale of discontinued businesses	45,223	(69)	(3,188)
Income tax provision (benefit)	16,329	(25)	(1,356)

	28,894	(44)	(1,832)

Income (loss) from discontinued operations, net of tax	$28,868	$(10,681)	$(6,470)

     Assets and liabilities of the discontinued operations are as follows (in thousands):

	December 31,
	2004	2003
Assets
Current assets	$—	$3,407
Net property and equipment	—	16,141
Other long term assets	—	2,682

Total assets	$—	$22,230

Liabilities
Current liabilities	$—	$3,290
Other long term liabilities	—	521

Total liabilities	—	3,811

Net assets of discontinued operations	$—	$18,419

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

(6) Derivatives and Hedging

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or oil price volatility and support our capital expenditure plans. We employ a policy of hedging gas production sold under New York Mercantile Exchange (“NYMEX”) based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps, collars or options. At December 31, 2004, our derivative contracts consisted of natural gas swaps, collars and options. Qualifying NYMEX-based derivative contracts were designated as cash flow hedges. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value (gain) loss.

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

     We consider our natural gas swaps to be highly effective and expect there will be no ineffectiveness to be recognized in net income (loss) since the critical terms of the hedging instruments and the hedged forecasted transactions are the same. We have not experienced ineffectiveness on our natural gas swaps because we use NYMEX-based commodity derivative contracts to hedge on the same basis as our natural gas production is sold (NYMEX-based sales contracts). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. Historically, there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps are recorded as “Derivative fair value gain or loss.”

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

          The Company leases certain computer equipment, vehicles, natural gas compressors and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $1.7 million for the successor company’s 178 day period ended December 31, 2004, and $1.7 million, $2.9 million and $2.4 million for the predecessor company’s 188 day period ended July 6, 2004 and the years ended December 31, 2003 and 2002, respectively.

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

(12) Taxes

     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle includes the following (in thousands):

	Successor
	Company	Predecessor Company
	For the 178
	Day Period	For the 188
	from July 7,	Day Period
	2004 to	from January
	December 31,	1, 2004 to July	Year ended December 31,
	2004	6, 2004	2003	2002
		(Restated)
Current
Federal	$(29)	$(379)	$—	$(190)
State	(146)	(791)	—	76

	(175)	(1,170)	—	(114)

Deferred
Federal	482	(4,173)	3,111	4,934
State	(2,521)	519	99	430

	(2,039)	(3,654)	3,210	5,364

Total	$(2,214)	$(4,824)	$3,210	$5,250

     The effective tax rate for income from continuing operations before cumulative effect of change in accounting principle differs from the U.S. federal statutory tax rate as follows:

	Successor
	Company	Predecessor Company
	For the 178	For the 188
	Day Period	Day Period
	from July 7,	from
	2004 to	January 1,
	December	2004 to July	Year ended December 31,
	31, 2004	6, 2004	2003	2002
		(Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	130.9	0.7	0.7	2.3
Transaction related expenses	—	(15.4)	—	—
Permanent differences	1.2	—	—	—
Other, net	—	—	(0.7)	(0.3)

Effective income tax rate for the period	167.1%	20.3%	35.0%	37.0%

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

(13) Profit Sharing and Retirement Plans

     We have a non-qualified profit sharing arrangement under which we contribute discretionary amounts determined by the compensation committee of our Board of Directors based on attainment of performance targets. Amounts are allocated to substantially all employees based on relative compensation. We expensed $428,000 for the successor company’s 178 day period ended December 31, 2004, and $544,000, $1.3 million and $1.1 million for the predecessor company’s 188 day period ended July 6, 2004 and the years ended December 31, 2003 and 2002, respectively, for contributions to the profit sharing plan and discretionary bonuses. All amounts were paid in cash.

     As of December 31, 2004, we have a qualified defined contribution plan (a 401(k) plan) covering substantially all of the employees of the Company. Eligible employees may make voluntary contributions which the Company matches $1.00 for every $1.00 contributed up to 4% of an employee’s annual compensation and a $0.50 match for every $1.00 contributed up to the next 2% of compensation. Retirement plan expense amounted to $121,000 for the successor company’s 178 day period ended December 31, 2004, and $237,000, $433,000 and $557,000 for the predecessor company’s 188 day period ended July 6, 2004 and the years ended December 31, 2003 and 2002, respectively.

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

(15) Supplemental Disclosure of Cash Flow Information

	Successor
	Company	Predecessor Company
	178 Day	188 Day
	Period from	Period from
	July 7, 2004	January 1,
	to December	2004 to July	Year ended December 31,
(in thousands)	31, 2004	6, 2004	2003	2002
Cash paid during the period for:
Interest	$4,508	$12,686	$25,427	$23,750
Income taxes, net of refunds	(25)	—	172	(221)
Non-cash investing and financing activities:
Acquisition of assets in exchange for long-term liabilities	137	—	136	281
Cumulative effect of change in accounting principle, net of tax	—	—	2,397	—

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

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts. Our NYMEX crude oil swaps are sold locally at posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps, collars or options which are placed with major financial institutions that we believe are minimal credit risks. At December 31, 2004, our derivative contracts consisted of natural gas swaps, collars and options and crude oil swaps. Qualifying derivative contracts are designated as cash flow hedges. We incurred pre-tax losses on our hedging activities of $20.6 million in 2004 and $10.3 million in 2003 and a pre-tax gain of $21.6 million in 2002. At December 31, 2004, the fair value of futures contracts covering 2005 through 2013 oil and gas production represented an unrealized loss of $78.4 million.

(17) Supplementary Information on Oil and Gas Activities

     The following disclosures of costs incurred related to oil and gas activities from continuing operations are presented in accordance with SFAS 69.

	Successor
	Company	Predecessor Company
	178 Day	188 Day
	Period from	Period from
	July 7, 2004 to	January 1,
	December 31,	2004 to July 6,	Year ended December 31,
(in thousands)	2004	2004	2003	2002
Acquisition costs:
Proved properties	$106	$—	$3,923	$1,724
Unproved properties	229	286	1,430	1,643
Developmental costs	11,357	9,688	16,440	16,237
Exploratory costs	2,750	2,717	6,849	8,834
Estimated asset retirement obligations incurred	101	9	268	—

Estimated Proved Oil and Gas Reserves (Unaudited)

     Our estimated proved developed and estimated proved undeveloped reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The estimates of proved reserves as of December 31, 2004, 2003 and 2002 have been prepared by Wright & Company, Inc., independent petroleum consultants. The estimated proved reserve information for the 2004 predecessor company 188 day period ended July 6, 2004, is based on our internal engineering estimates.

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

     The principal sources of changes in the standardized measure of future net cash flows are as follows:

	Successor
	Company	Predecessor Company
	178 Day	188 Day
	Period from	Period from
	July 7, 2004 to	January 1,
	December 31,	2004 to July 6,	Year ended December 31,
	2004	2004	2003	2002
Beginning of year	$372,686	$399,177	$332,819	$170,152
Sale of oil and gas, net of production costs	(33,710)	(34,019)	(63,672)	(70,367)
Extensions and discoveries, less related estimated future development and production costs	2,671	1,311	1,867	7,153
Previously estimated development costs incurred during the period	9,634	6,237	25,095	11,974
Purchase of reserves in place less estimated future production costs	1,927	—	10,193	26,385
Sale of reserves in place less estimated future production costs	—	—	(60)	(6,227)
Changes in estimated future development costs	38,637	(9,666)	(26,714)	(48,190)
Revisions of previous quantity estimates	(131,431)	17,391	(23,353)	53,423
Net changes in prices and production costs	(5,961)	(11,867)	127,759	239,368
Change in income taxes	32,981	(21,141)	(29,072)	(105,414)
Accretion of 10% timing discount	28,483	28,751	47,959	21,150
Changes in production rates (timing) and other	29,795	(3,488)	(3,644)	33,412

End of period	$345,712	$372,686	$399,177	$332,819

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

(19) Quarterly Results of Operations (Unaudited)

     The results of operations for the four quarters of 2004 and 2003 are shown below (in thousands).

	Predecessor Company		Successor Company
		97 Day	86 Day
		Period from	Period from
		April 1, 2004	July 7, 2004
		to July 6,	to September
	First	2004	30, 2004	Fourth
		(Restated)	(Restated)	(Restated)
2004
Operating revenues	$24,945	$25,419	$24,075	$27,891
Gross profit	10,682	10,977	5,659	6,653
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,366	(21,235)	(2,642)	3,532
(Loss) income from discontinued operations, net of tax	(314)	29,182	—	—
Net income (loss)	2,052	7,947	(2,642)	3,532

	Predecessor Company
	First	Second	Third	Fourth
2003
Operating revenues	$22,678	$23,494	$23,966	$25,010
Gross profit	8,404	10,375	10,289	8,895
Income from continuing operations before cumulative effect of change in accounting principle	719	2,456	1,935	850
Loss from discontinued operations, net of tax	(349)	(843)	(3,576)	(5,913)
Net income (loss)	2,768	1,612	(1,641)	(5,063)

     Net income in the 97 day period ended July 6, 2004 was reduced by $3.4 million from amounts previously reported on Form 10-Q primarily due to additional transaction expenses related to the Merger.

     The loss from discontinued operations in the third and fourth quarters of 2003 increased as a result of certain exploratory dry hole expenses and impairments reported during those quarters.