Form 10-Q/A
period 2005-03-31
BELDEN & BLAKE CORP /OH/
filed 2005-08-05
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

BELDEN & BLAKE CORPORATION

INDEX

Page
Amendment No. 1 Overview	1

PART I Financial Information	2

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2

Consolidated Statements of Operations:
Three months ended March 31, 2005 (Successor Company)
Three months ended March 31, 2004 (Predecessor Company)	3

Consolidated Statements of Shareholders’ Equity (Deficit):
Three months ended March 31, 2005 (Successor Company)
178 day period from July 7, 2004 to December 31, 2004 (Successor Company)
188 day period From January 1, 2004 to July 6, 2004 (Predecessor Company)
and the year ended December 31, 2003 (Predecessor Company)	4

Consolidated Statements of Cash Flows:
Three months ended March 31, 2005 (Successor Company)
Three months ended March 31, 2004 (Predecessor Company)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	19

PART II Other Information

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	20
EX-31.1 302 Certification - Principal Executive Officer
EX-31.2 302 Certification - Principal Financial Officer
EX-32.1 906 Certification - Chief Financial Officer
EX-32.2 906 Certification - Chief Financial Officer

Amendment No. 1 Overview

         We have filed amendments to our Annual Report on Form 10-K for the year ended December 31, 2004 and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to amend and restate the financial statements and other financial information contained in these reports with respect to the accounting and disclosures for (1) stock options that should have resulted in additional non-cash compensation expense when it was probable that the employee would be able to put those options back to the company within six months of issuance of the shares, (2) the presentation of realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss,” (3) the presentation of the predecessor period as ending on July 6, 2004 rather than July 1, 2004, (4) the presentation of transaction expenses related to the merger in the operating activities section of the statements of cash flows rather than in the financing activities section and (5) the presentation of the effect of cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows. The restatement had no impact on our net (loss) income for the first quarters of 2005 and 2004.

         The information contained in this amendment, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after May 10, 2005, the date of the original filing of this Form 10-Q. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
	(Restated)
Revenues
Oil and gas sales	$23,061	$22,362
Gas gathering and marketing	2,443	2,583
Other	107	129

	23,611	25,074

Expenses
Production expense	5,420	5,406
Production taxes	734	652
Gas gathering and marketing	2,106	2,232
Exploration expense	952	1,349
General and administrative expense	1,764	1,235
Franchise, property and other taxes	54	70
Depreciation, depletion and amortization	8,305	4,554
Accretion expense	255	95
Derivative fair value (gain) loss	8,200	(332)

	27,790	15,261

Operating (loss) income	(2,179)	9,813

Other expense
Interest expense	5,830	6,072

(Loss) income from continuing operations before income taxes	(8,009)	3,741
(Benefit) provision for income taxes	(3,105)	1,375

(Loss) income from continuing operations	(4,904)	2,366
Loss from discontinued operations, net of tax	—	(314)

Net (loss) income	$(4,904)	$2,052

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
						(Restated)		(Restated)
Predecessor Company:
January 1, 2003			10,296	$1,030	$107,118	$(148,332)	$(4,461)	$(44,645)

Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(17,439)	(17,439)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,220)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(15,357)	(57,340)

Comprehensive income (loss):
Net income						9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,180)	(11,180)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								4,331

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	140,657	21,025	51,997

July 6, 2004	—	—	—	—	—	—	—	—

Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						890		890
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(28,919)	(28,919)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							8,656	8,656

Total comprehensive loss								(19,373)

December 31, 2004	2	—	—	—	77,500	890	(20,263)	58,127

Comprehensive income (loss):
Net loss						(4,904)		(4,904)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(54,079)	(54,079)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							3,846	3,846

Total comprehensive loss								(55,137)

March 31, 2005 (unaudited)	2	$—	—	$—	$77,500	$(4,014)	$(70,496)	$2,990

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(4,904)	$2,052
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,305	4,947
Accretion expense	255	112
Loss on disposal of property and equipment	12	325
Amortization of derivatives and other noncash hedging activities	6,777	(697)
Exploration expense	952	2,077
Deferred income taxes	(3,105)	1,206
Stock-based compensation	—	19
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	2,787	(286)
Inventories	8	(108)
Accounts payable and accrued expenses	(5,648)	2,822

Net cash provided by continuing operations	5,439	12,469

Cash flows from investing activities:
Proceeds from property and equipment disposals	—	41
Exploration expense	(952)	(2,077)
Additions to property and equipment	(7,214)	(8,024)
(Increase) decrease in other assets	(14)	144

Net cash used in investing activities	(8,180)	(9,916)

Cash flows from financing activities:
Repayment of senior secured facility — term loan	(250)	—
Proceeds from revolving line of credit	—	42,366
Repayment of long-term debt and other obligations	(28)	(44,488)
Proceeds from stock options exercised	—	110
Repurchase of stock options	—	(283)
Purchase of treasury stock	—	(25)

Net cash used in financing activities	(278)	(2,320)

Net (decrease) increase in cash and cash equivalents	(3,019)	233
Cash and cash equivalents at beginning of period	18,407	1,440

Cash and cash equivalents at end of period	$15,388	$1,673

See accompanying notes.

BELDEN & BLAKE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated) (unaudited)

March 31, 2005

Restatement. As discussed under the heading “Amendment No. 1 Overview” on page 1, we have restated our financial statements and other financial information contained in our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

     The Merger was accounted for as a purchase effective July 7, 2004. The Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the period subsequent to July 6, 2004 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company. A vertical black line is presented to separate the financial statements of the predecessor and successor companies.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the successor company for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Certain reclassifications have been made to conform to the current presentation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “will,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and SEC guidance. See the “Notes to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, filed with the SEC for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies.

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

     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended March 31,
	2005	2004
	(Restated)
Production
Gas (Mmcf)	3,563	3,879
Oil (Mbbls)	83	97
Total production (Mmcfe)	4,059	4,458

Average price
Gas (per Mcf)	$5.68	$4.97
Oil (per Bbl)	34.13	32.05
Mcfe	5.68	5.02
Average costs (per Mcfe)
Production expense	1.34	1.21
Production taxes	0.18	0.15
Depletion	1.89	0.83
Operating margin (per Mcfe)	4.16	3.66

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

First Quarters of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $24.9 million in the first quarter of 2004 to $25.5 million in the first quarter of 2005. The increase was due to higher oil and gas sales revenues of $699,000 partially offset by lower gas gathering and marketing revenues of $140,000.

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

     The average price realized for our natural gas increased $0.71 per Mcf from $4.97 in the first quarter of 2004 to $5.68 per Mcf in the first quarter of 2005, which increased gas sales revenues by approximately $2.5 million. As a result of our hedging activities, gas sales revenues were decreased by $3.7 million ($1.04 per Mcf) in the first quarter of 2005 and decreased by $3.5 million ($0.91 per Mcf) in the first quarter of 2004. The average price realized for our oil increased from $32.05 per Bbl in the first quarter of 2004 to $34.13 per Bbl in the first quarter of 2005, which increased oil sales revenues by approximately $170,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $1.0 million ($12.30 per Bbl) in the first quarter of 2005.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.66 per Mcfe in the first quarter of 2004 to

$4.16 per Mcfe in the first quarter of 2005. The average price increased $0.66 per Mcfe which was partially offset by an increase in production expense of $0.13 per Mcfe and an increase in production taxes of $0.03 per Mcfe in the first quarter of 2005 compared to the first quarter of 2004.

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

     Derivative fair value (gain) loss was a gain of $332,000 in the first quarter of 2004 compared to a loss of $8.2 million in the first quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $2.7 million related to the ineffective portion of crude oil swaps qualifying for hedge accounting which was recorded in the first quarter of 2005.

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

     Our operating activities provided cash flows of $5.4 million during the first three months of 2005 compared to $12.5 million in the first three months of 2004. The decrease was primarily due to lower oil and gas margins (net of hedging) of $603,000 and changes in working capital items of $5.3 million.

     Cash flows used in investing activities decreased in the first three months of 2005 primarily due to a decrease in exploration expense of $1.1 million and $810,000 of decreased capital expenditures in the first three months of 2005.

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

     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues for the quarter would decrease by $281,000, after considering the effects of the hedging contracts in place at March 31, 2005. If the price of crude oil decreased $3.00 per Bbl, oil sales revenues for the quarter would decrease by $46,000, after considering the effects of the hedging contracts in place at March 31, 2005. We had net pre-tax losses on our hedging activities of $4.7 million in the first three months of 2005 and $3.5 million in the first three months of 2004. At March 31, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.

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

BELDEN & BLAKE CORPORATION
Date: August 2, 2005	By:	/s/ James A. Winne III
James A. Winne III, Chief Executive Officer,
Chairman of the Board of Directors and Director

Date: August 2, 2005	By:	/s/ Robert W. Peshek
Robert W. Peshek, Senior Vice President
and Chief Financial Officer