Form 10-Q
period 2005-09-30
BELDEN & BLAKE CORP /OH/
filed 2005-11-21
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:     0-20100

BELDEN & BLAKE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1686642

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Stoneham Road North Canton, Ohio	44720

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

     As of October 31, 2005, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

INDEX

Page
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Successor Company) and December 31, 2004 (Predecessor I Company)	1
Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 46 day period from July 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 6 day period from July 1, 2004 to July 6, 2004	2
Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 227 day period from January 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 188 day period from January 1, 2004 to July 6, 2004	3
Consolidated Statements of Cash Flows for the nine months ended:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 227 day period from January 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 188 day period from January 1, 2004 to July 6, 2004	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II Other Information
Item 1. Legal Proceedings	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits	27
EX-10.1 First Amendment to the Credit Agreement
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

CONSOLIDATED BALANCE SHEETS

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Successor	Predecessor I
	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$4,404	$18,407
Accounts receivable, net	23,467	18,667
Inventories	1,323	518
Deferred income taxes	35,206	10,558
Other current assets	1,562	1,101

Total current assets	65,962	49,251
Property and equipment, at cost
Oil and gas properties (successful efforts method)	657,068	514,242
Gas gathering systems	1,765	4,485
Land, buildings, machinery and equipment	6,815	7,720

	665,648	526,447
Less accumulated depreciation, depletion and amortization	4,568	16,917

Property and equipment, net	661,080	509,530
Goodwill	89,270	—
Other assets	2,878	11,461

	$819,190	$570,242

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$4,464	$3,796
Accrued expenses	25,464	23,445
Current portion of long-term liabilities	653	1,964
Fair value of derivatives	85,638	23,252

Total current liabilities	116,219	52,457
Long-term liabilities
Bank and other long-term debt	52,087	88,592
Senior secured notes	200,681	192,500
Subordinated promissory note-related party	25,000	—
Asset retirement obligations and other long-term liabilities	19,712	14,390

	297,480	295,482
Fair value of derivatives	214,828	55,182
Deferred income taxes	91,941	108,994
Shareholder’s equity
Common stock without par value: Successor; 3,000 shares authorized; 1,534 issued; Predecessor; 1,500 shares authorized and issued	—	—
Paid in capital	125,000	77,500
Retained earnings	909	890
Accumulated other comprehensive loss	(27,187)	(20,263)

Total shareholder’s equity	98,722	58,127

	$819,190	$570,242

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 46 Day	For the 86 Day	For the 6 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	July 1, 2005 to	July 7, 2004 to	July 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
			(Restated)	(Restated)
Revenues
Oil and gas sales	$16,620	$13,146	$21,896	$—
Gas gathering and marketing	1,625	1,419	2,179	—
Other	81	67	550	—

	18,326	14,632	24,625	—
Expenses
Production expense	3,284	2,667	5,500	1,171
Production taxes	524	406	650	—
Gas gathering and marketing	1,441	1,209	2,026	46
Exploration expense	379	490	1,334	503
General and administrative expense	381	618	1,100	1,172
Franchise, property and other taxes	41	30	67	—
Depreciation, depletion and amortization	4,528	4,248	8,611	—
Accretion expense	149	163	134	—
Derivative fair value loss	3,263	6,212	4,016	2,359
Transaction expenses	—	7,535	—	26,001

	13,990	23,578	23,438	31,252

Operating income (loss)	4,336	(8,946)	1,187	(31,252)
Other expense
Interest expense	2,903	3,010	6,143	—

Income (loss) from continuing operations before income taxes	1,433	(11,956)	(4,956)	(31,252)
Provision (benefit) for income taxes	524	(3,983)	(2,314)	(7,439)

Income (loss) from continuing operations	909	(7,973)	(2,642)	(23,813)
Income from discontinued operations, net of tax	—	—	—	241

Net income (loss)	$909	$(7,973)	$(2,642)	$(23,572)

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 227 Day	For the 86 Day	For the 188 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	January 1, 2005 to	July 7, 2004 to	January 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
			(Restated)	(Restated)
Revenues
Oil and gas sales	$16,620	$60,576	$21,896	$45,307
Gas gathering and marketing	1,625	6,439	2,179	5,057
Other	81	284	550	458

	18,326	67,299	24,625	50,822
Expenses
Production expense	3,284	13,423	5,500	12,122
Production taxes	524	1,901	650	1,300
Gas gathering and marketing	1,441	5,629	2,026	4,579
Exploration expense	379	2,424	1,334	3,220
General and administrative expense	381	3,835	1,100	3,672
Franchise, property and other taxes	41	129	67	115
Depreciation, depletion and amortization	4,528	21,265	8,611	9,089
Accretion expense	149	745	134	195
Derivative fair value loss	3,263	12,307	4,016	2,038
Transaction expenses	—	7,535	—	26,001

	13,990	69,193	23,438	62,331

Operating income (loss)	4,336	(1,894)	1,187	(11,509)
Other expense
Interest expense	2,903	14,786	6,143	12,184

Income (loss) from continuing operations before income taxes	1,433	(16,680)	(4,956)	(23,693)
Provision (benefit) for income taxes	524	(7,011)	(2,314)	(4,824)

Income (loss) from continuing operations	909	(9,669)	(2,642)	(18,869)
Income from discontinued operations, net of tax	—	—	—	28,868

Net income (loss)	$909	$(9,669)	$(2,642)	$9,999

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 227 Day	For the 86 Day	For the 188 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	January 1, 2005 to	July 7, 2004 to	January 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
			(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$909	$(9,669)	$(2,642)	$9,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,528	21,265	8,611	9,723
Accretion	149	745	134	221
Gain on sale of businesses	—	—	—	(45,223)
(Gain) loss on disposal of property and equipment	(21)	86	37	375
Amortization of derivatives and other noncash hedging activities	(288)	7,359	3,788	2,037
Exploration expense	379	2,424	1,334	4,639
Deferred income taxes	524	(7,011)	(2,314)	10,802
Stock-based compensation	—	2,586	—	3,990
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	(877)	(369)	3,422	(900)
Inventories	(571)	(85)	112	79
Accounts payable and accrued expenses	3,427	(8,845)	(993)	678

Net cash provided by (used in) operating activities	8,159	8,486	11,489	(3,580)
Cash flows from investing activities:
Disposition of businesses, net of cash	—	—	—	72,464
Proceeds from property and equipment disposals	21	5	117	247
Exploration expense	(379)	(2,424)	(1,334)	(4,639)
Additions to property and equipment	(4,942)	(17,177)	(4,482)	(18,597)
(Increase) decrease in other assets	(11)	(34)	(18)	1,218

Net cash (used in) provided by investing activities	(5,311)	(19,630)	(5,717)	50,693
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	—	192,500
Proceeds from senior secured facility — term loan	—	—	—	100,000
Proceeds from senior secured facility	—	57,000	—	—
Sale of common stock	—	—	—	77,500
Proceeds from subordinated promissory note	—	25,000	—	—
Repayment of senior subordinated notes	—	—	(1,040)	(223,960)
Payment to shareholders and optionholders	—	—	—	(113,674)
Debt issue costs	—	(2,120)	—	(11,700)
Repayment of senior secured facility — term loan	—	(89,500)	(250)	—
Repayment of senior secured facility	(5,000)	—	—
Proceeds from revolving line of credit	—	—	—	146,636
Repayment of long-term debt and other obligations	(3)	(84)	—	(194,187)
Equity contribution	—	9,000	—	—
Proceeds from stock options exercised	—	—	—	111
Repurchase of stock options	—	—	—	(283)
Purchase of treasury stock	—	—	—	(29)

Net cash used in financing activities	(5,003)	(704)	(1,290)	(27,086)

Net (decrease) increase in cash and cash equivalents	(2,155)	(11,848)	4,482	20,027
Cash and cash equivalents at beginning of period	6,559	18,407	21,467	1,440

Cash and cash equivalents at end of period	$4,404	$6,559	$25,949	$21,467

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated)(Unaudited)

September 30, 2005

(1) Restatement and Amendment

     We filed amendments to our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter 10-Q”) to amend and restate the financial statements and other financial information contained in those reports with respect to the accounting and disclosures for (1) stock options that should have resulted in additional non-cash compensation expense when it was probable that the employee would be able to put those options back to the company within six months of issuance of the shares, (2) the presentation of realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss,” (3) the presentation of the predecessor period as ending on July 6, 2004 rather than July 1, 2004, (4) the presentation of transaction expenses related to the merger in the operating activities section of the statements of cash flows rather than in the financing activities section and (5) the presentation of the effect of cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows. The restatement had no impact on our net (loss) income for the first quarters of 2005 and 2004. The applicable amendments and restatements described above are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     The information contained in the amendment to the 2004 Form 10-K, including the financial statements and the notes thereto, amends only Items 1, 2, 6, 7, 7A and 8 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004, in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. The amendment to the 2004 Form 10-K does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to the amendment to the 2004 Form 10-K.

     The information contained in the amendment to the First Quarter 10-Q, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after May 10, 2005, the date of the original filing of the First Quarter 10-Q. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to the amendment to the First Quarter 10-Q.

     Restatement of stock options compensation expense. We had stock options outstanding at the time of the merger that occurred on July 7, 2004. Upon the merger, these stock options were cancelled in exchange for cash in the amount of the excess of the merger price per share over the per share exercise price of the option. Some of these options were subject to variable accounting as a result of the strike price having been previously re-priced. This resulted in non-cash compensation expense of $1.1 million that was previously reported. The remaining options were previously not reported as variable accounting. We concluded that these stock options should have resulted in compensation expense when it was probable that the employee would be able to put those options back to the Company within six months of issuance of the shares. As a result of the merger, the options became exercisable and were simultaneously cancelled in exchange for cash. The adjustment recognizes additional non cash compensation expense of approximately $2.9 million (pre-tax) in the six day predecessor II period ended July 6, 2004. As a result, income taxes were adjusted by $1.1 million.

     Restatement of realized gain or loss on derivatives that do not qualify for hedge accounting treatment. We previously reported all unrealized gains and losses from derivatives on a single line item in the statement of operations. Upon realization, we previously reported all derivative gains and losses as a component or adjustment of the related oil or gas revenue. The adjustment records the realized gain or loss on derivatives that do not qualify for hedge accounting treatment in the line item “Derivative fair value (gain) or loss.” As a result, our oil and gas revenues do not include realized gains and losses from non-qualified derivatives.

     Presentation of the predecessor period ending July 6, 2004. Capital C Energy Operations, LP (“Capital C”), acquired us pursuant to a merger that was completed on July 7, 2004. We previously disclosed that for financial reporting purposes the merger was accounted for as a purchase effective July 1, 2004. We amended the 2004 Form 10-K and the First Quarter 10-Q to report the merger as effective on July 7, 2004. This change in presentation has no impact on the balance sheet, statement of operations or statement of cash flows other than to present the predecessor period as ending on July 6, 2004 rather than July 1, 2004. The operating results for the six-day period were not material and have been included in the successor period beginning on July 7, 2004.

     Presentation of transaction expenses in the statements of cash flows. We previously reported transaction expenses related to the merger of $22.6 million in the financing activity section of the statements of cash flows. We amended the 2004 Form 10-K to present these expenses in the operating activities section of the statements of cash flows.

     Presentation of cash flows from discontinued operations in the statements of cash flows. We previously reported discontinued operations as a single line item in the statements of cash flows. We amended the 2004 Form 10-K and the First Quarter 10-Q to present the cash flows from discontinued operations in each of the operating, investing and financing sections of the statements of cash flows.

(2) Change in Control, Merger and Basis of Presentation

     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation (“Successor Company”) and its predecessors. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation (“Company”), Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest Management Partners, Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager (the “Transaction”). The Transaction resulted in a change in control of the Company (“Change in Control”).

     On July 7, 2004, the Company, Capital C, and Capital C Ohio, Inc., an Ohio corporation and a wholly owned subsidiary of Capital C (“Merger Sub”), completed a merger pursuant to which Merger Sub was merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Capital C. The Merger resulted in a change in control of the Company. The general partner of Capital C was controlled by Carlyle/Riverstone Global Energy and Power Fund II, L.P until the Transaction on August 16, 2005.

     The Transaction and Merger were each accounted for as a purchase effective August 16, 2005 and July 7, 2004, respectively. The Transaction and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at August 16, 2005 and July 7, 2004. Accordingly, the financial statements for the period subsequent to August 15, 2005 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the two predecessor companies. Vertical black lines are presented to separate the financial statements of the two predecessor companies and the successor company. The “Successor Company” refers to the period from August 16, 2005 and forward. The “Predecessor I Company” refers to the period from July 7, 2004 through August 15, 2005. The “Predecessor II Company” refers to the period prior to July 7, 2004.

     The aggregate value of the total equity consideration paid for the Transaction was $125 million. The table below summarizes the preliminary allocation of the Transaction’s purchase price based on the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price allocation is preliminary and subject to change as additional information becomes available.

(in thousands)
Net working capital, including cash of $6,559	$3,657
Oil and gas properties	652,569
Goodwill	89,270
Other assets	11,292
Derivative liability	(258,417)
Other non-current liabilities	(19,693)
Net deferred income tax liabilities	(70,909)
Long-term debt	(282,769)

Equity contribution	$125,000

     Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. The recorded goodwill is not deductible for tax purposes.

     The principal factors that contributed to the purchase price that resulted in goodwill are as follows:

•	Cost savings and operational synergies of the Company when combined with the other operations managed by EnerVest. These savings include the elimination of duplicative facilities, reduction of personnel and operating and development costs through the management of a larger asset base.

•	The affiliation with EnerVest, an acquisition-focused company, coupled with the enhanced presence in the Appalachian and Michigan basins with EnerVest’s other operations, provides the opportunity to create value by highgrading investment opportunities and identifying new investment opportunities.

•	The going-concern value of the Company, including its experienced workforce.

•	A deferred tax liability was recorded to recognize the difference between the historical tax basis of the assets and the acquisition costs recorded for book purposes. Goodwill was recorded to recognize this tax basis differential.

     SFAS No. 142, Goodwill and Other Intangible Assets requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change could potentially result in an impairment.

     The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. As the Company has only one reporting unit the reporting unit used for testing will be the entire company. The fair value of the reporting unit is determined and compared to the book value of that reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill) then goodwill is reduced to its fair value and the amount of the writedown is charged to earnings.

     The fair value of the reporting unit will be based on estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. Downward revisions of estimated reserves or production, increases in estimated future costs or decreases in oil and gas prices could lead to an impairment of all or a portion of goodwill in future periods.

     In connection with the Transaction, the Company entered into Compensation Agreements (“Compensation Agreements”), each on substantially similar terms, with James A. Winne III, the Company’s former Chairman of the Board and Chief Executive Officer, and Michael Becci, the Company’s former President and Chief Operating Officer. The Compensation Agreements provide for a severance payment equal to $250,000 and the issuance of 17.1037 restricted shares of common stock in the Company, payable to each of Messrs. Winne and Becci promptly upon the Transaction. In exchange for their severance payments, Messrs. Winne and Becci resigned as officers and directors of the Company effective August 16, 2005. This was reported as compensation expense of $3.1 million and included in the transaction expenses in the predecessor I period ending August 15, 2005.

     The Company entered into a Contingent Value Agreement (“Contingent Value Agreement”) with the former partners of Capital C, Messrs. Becci and Winne, and the EnerVest funds that purchased Capital C. Under the Contingent Value Agreement, if properties are contributed to a publicly traded partnership or a publicly traded royalty trust (“MLP”), then the Company has agreed to pay the following aggregate amount to the former partners of Capital C, and Messrs. Becci and Winne:

•	20% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs within one year following the Transaction; and

•	10% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs in the second year following the Transaction.

The Company does not intend to contribute assets to a publicly traded partnership, publicly traded royalty trust or MLP at this time.

     The Company’s management team remained with the Company following the Change in Control Transaction with the exception of James A. Winne III, who resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael Becci, who resigned as director, President and Chief Operating Officer of the Company. Upon consummation of the Transaction, all of the members of the board of directors of the Company resigned on August 16, 2005 and Capital C replaced the board with John B. Walker, James M. Vanderhider, Mark A. Houser, Ken Mariani and Matthew Coeny. Each such individual shall serve a term ending on the date of the annual meeting of shareholders to be held in 2006.

     On August 16, 2005, the board of directors of the Company appointed Mark A. Houser as Chairman and Chief Executive Officer and James M. Vanderhider as President and Chief Operating Officer. On October 3, 2005, James M. Vanderhider resigned as Chief Operating Officer and the Board of Directors of the Company appointed Ken Mariani as its Senior Vice President and Chief Operating Officer. On October 6, 2005, Robert W. Peshek resigned as Senior Vice President and Chief Financial Officer and the Board of Directors of the Company appointed James M. Vanderhider as its Chief Financial Officer.

     We incurred transaction costs associated with the Transaction of $7.5 million including $500,000 of severance costs. These costs were expensed in the predecessor I company period ended August 15, 2005.

We also capitalized $2.1 million of debt financing costs and recorded obligations of $5.5 million in purchase accounting including $4.2 million of severance cost and $1.2 million of acquisition costs incurred by EnerVest.

     Following are unaudited pro forma results of operations as if the Merger occurred at the beginning of 2004 (in thousands):

	Nine months ended September 30,
	2005	2004
Total revenues	$85,625	$75,447
Loss from continuing operations	(6,257)	(9,216)

     The unaudited pro forma information presented above assumes the transaction-related expenses were incurred prior to the period presented and does not purport to be indicative of the results that actually would have been obtained if the merger had been consummated at the beginning of 2004 and is not intended to be a projection of future results or trends.

     In the second quarter of 2004, we sold substantially all of our Trenton Black River (“TBR”) assets and our Arrow Oilfield Service Company (“Arrow”) assets. According to Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the dispositions were classified as discontinued operations. Discontinued operations relating to the TBR and Arrow asset sales resulted in a gain of $45.2 million ($28.9 million net of tax) in the first nine months of 2004.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the successor company for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Certain reclassifications have been made to conform to the current presentation.

(3) Long-Term Debt

	Successor Company	Predecessor I Company
	September 30, 2005	December 31, 2004
Long-term debt consists of the following (in thousands)
Revolving Credit facility	$52,000	$—
Senior secured facility	—	89,500
Senior secured notes	200,681	192,500
Subordinated promissory note	25,000	—
Other	93	97

	277,774	282,097
Less current portion	6	1,005

Long-term debt	$277,768	$281,092

Amended Credit Agreement

     On August 16, 2005, the Company amended and restated its existing $170 million Credit Agreement, dated as of July 7, 2004 and amended as of July 22, 2004, by and among the Company, as borrower, the various lenders named therein, Goldman Sachs Credit Partners, L.P., as sole lead arranger, sole book runner, syndication agent and administrative agent, and General Electric Capital Corporation and National City Bank, as co-documentation agents, by entering into a First Amended and Restated Credit and Guaranty Agreement (“Amended Credit Agreement”) by and among the Company and BNP Paribas, as sole lead arranger, sole book runner, syndication agent and administrative agent. The Amended Credit Agreement provides for loans and other extensions of credit to be made to the Company up to a maximum aggregate principal amount of $390 million. The obligations under the Amended Credit Agreement are secured by substantially all of the assets of the Company.

     The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $350 million and a hedge letter of credit facility in the aggregate principal amount of $40 million. Borrowings under the Amended Credit Agreement may not exceed the borrowing base, which was initially set at $80.25 million, of which $57 million was drawn at closing on August 16, 2005. At September 30, 2005, the outstanding balance was $52 million.

     Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at the Company’s option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.

     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of the assets of the Company. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of the capital stock of the Company held by Capital C, the Company’s parent.

     The Amended Credit Agreement contains covenants that will limit the ability of the Company to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock of the Company or its subsidiaries; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber the capital stock of the Company or its subsidiaries; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. As of September 30, 2005, we were in compliance with all financial covenants and requirements under the existing credit facilities.

     Borrowings under the revolving credit line will be used by the Company for general corporate purposes, including refinancing of existing indebtedness. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of the Company’s obligations under the J. Aron Swap (defined hereinafter).

     In connection with the Company’s entry into the Amended Credit Agreement, the Company executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payment on September 30, 2005 was paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).

     On August 16, 2005 the Company repaid the amounts outstanding under the term facility with cash borrowed under the Amended Credit Agreement.

ISDA Master Agreement

     The Company amended and restated the Schedule and Credit Support Annex to its ISDA Master Agreement, dated as of June 30, 2004, by and between the Company and J. Aron & Company (“J. Aron Swap”), pursuant to which the Company has agreed, from time to time, to enter into cash-settled hedge transactions with J. Aron & Company, as hedge counterparty, in connection with various gas and oil commodity derivatives transactions. The amendments to the J. Aron Swap conform the terms of the Schedule and Credit Support Annex to the terms of the Amended Credit Agreement, change certain covenants and reduce the maximum amount of the letter of credit securing the hedge obligations from $55 million to $40 million.

Senior Secured Notes

     We have Senior Secured Notes outstanding with a principal amount of $192.5 million. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200,681,000 on the Transaction date.

     The Transaction resulted in a change of control of the Company under the indenture governing the Senior Secured Notes. We commenced a tender offer for the Senior Secured Notes, as required under the indenture, on August 26, 2005. The tender offer expired on October 12, 2005 with no notes tendered.

(4) Derivatives and Hedging

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

     The relationship between the hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the contract and on an ongoing basis. Ongoing assessments of hedge effectiveness include verifying and documenting that the critical terms of the hedge and forecasted transaction do not change. We measure effectiveness at least on a quarterly basis.

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or crude oil price volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At September 30, 2005, our derivative contracts were comprised of natural gas swaps and collars and crude oil swaps, which were placed with a major financial institution that we believe is a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value loss.

     We consider our natural gas swaps to be highly effective and expect there will be no ineffectiveness to be recognized in net income (loss) since the critical terms of the hedging instruments and the hedged forecasted transactions are the same. We have not experienced ineffectiveness on our natural gas swaps because we use New York Mercantile Exchange (“NYMEX”) based commodity derivative contracts to hedge on the same basis as our natural gas production is sold (NYMEX-based sales contracts). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger and Transaction. These collars qualified and were designated as cash flow hedges from their inception through the predecessor II company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. Historically, there has been a high correlation between the posted price and the NYMEX price. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps are recorded as “Derivative fair value (gain) loss.”

     During the first nine months of 2005 and 2004, net losses of $19.7 million ($13.5 million after tax) and $13.2 million ($8.4 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges decreased $234.4 million ($161.0 million after tax) in the first nine months of 2005 and decreased $58.0 million ($36.8 million after tax) in the first nine months of 2004. At September 30, 2005, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $27.1 million. At September 30, 2005, we have partially hedged our exposure to the variability in future cash flows through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at September 30, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price		NYMEX
		Price per		per Mmbtu	Estimated	Price per
Quarter Ending	Bbtu	Mmbtu	Bbtu	Floor/Cap (1)	Mbbls	Bbl
December 31, 2005	1,500	$3.70	1,500	$4.00-5.32	67	$33.31
March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1) The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assumes the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

     In September 2005, we entered into a three-year interest rate swap. The Company will pay a fixed LIBOR rate of 4.285% on the notional amount of $40 million. The swap is based on the one month LIBOR. This is designated as a cash flow hedge and qualifies for the shortcut method.

(5) Stock-Based Compensation

     We measure expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB 25, no compensation expense is required to be recognized upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant.

     For purposes of the pro forma disclosures required by SFAS 123, “Accounting for Stock Based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The changes in net income or loss as if we had applied the fair value provisions of SFAS 123 for the predecessor II company for the period ended July 6, 2004 were not material. The successor company and predecessor I company did not have any stock options.

     The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The changes in share value and the vesting of shares in the predecessor II company period ended July 6, 2004, resulted in a non-cash increase in compensation expense of $4.0 million. The successor company and predecessor I company did not have any stock-based compensation.

     In connection with the closing of the Transaction, the Company issued approximately 34 shares of common stock to Messrs. Winne and Becci. The shares were purchased from them at the closing of the Transaction. These shares were reported as compensation expense of $2.6 million and included in the transaction expenses in the predecessor I period ending August 15, 2005.

(6) Industry Segment Financial Information

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

(7) Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor I	Predecessor I	Predecessor II
	Company	Company	Company	Company
	For The 46 Day	For The 227 Day	For The 91 Day	For The 188 Day
	Period From	Period From	Period From	Period From
	August 16, to	January 1, to	July 2, to	January 1, to
	September 30,	August 15,	September 30,	July 6,
(in thousands)	2005	2005	2004	2004
Cash paid during the period for:
Interest	$1,367	$20,803	$1,668	$14,759
Income taxes	—	500	—	—

(8) Contingencies

     In April 2002, we were notified of a claim by an overriding royalty owner in Michigan alleging the underpayment of royalties resulting from disputes as to the interpretation of the terms of several farmout agreements. On July 6, 2004, a suit was filed in Otsego County, Michigan by the successor in interest to these royalty interests, alleging substantially the same underpayments. In April 2005, we entered into a settlement agreement that provided for a payment to the royalty owner of an amount approximately equal to the amount accrued at March 31, 2005 and an increase in the future overriding royalty percentage in several wells. The result had no material adverse effect on our financial position, results of operations or cash flows of the Company.

(9) Related Party Transactions

     In connection with the Company’s entry into the Amended Credit Agreement, the Company executed a Subordinated Promissory Note in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payment on September 30, 2005 was paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee. See Note 3.

     In connection with the Transaction the Company has a payable due to EnerVest in the amount of $1.3 million at September 30, 2005.

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

Oil and Gas Reserves

     Our estimated proved developed and estimated proved undeveloped reserves are all located within the Appalachian and Michigan Basins in the United States. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from assumptions used. Estimated proved reserves represent estimated quantities of natural gas and oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets

     See the “Successful Efforts Method of Accounting” discussion above. Capitalized costs related to estimated proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable proved reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

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

     The relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. We measure effectiveness at least on a quarterly basis. Ongoing assessments of hedge effectiveness include verifying and documenting that the critical terms of the hedge and forecasted transaction do not change. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or oil price volatility and support our capital expenditure plans. Our derivative financial instruments primarily take the form of swaps or collars. At September 30, 2005, our derivative contracts were comprised of natural gas swaps and collars and crude oil swaps, which were placed with a major financial institution that we believe is a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.

     We consider our natural gas swaps to be highly effective and expect there will be no ineffectiveness to be recognized in net income (loss) since the critical terms of the hedging instruments and the hedged forecasted transactions are the same. We have not experienced ineffectiveness on our natural gas swaps because we use NYMEX-based commodity derivative contracts to hedge on the same basis as our natural gas production is sold (NYMEX-based sales contracts). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger and Transaction. These collars qualified and were designated as cash flow hedges from their inception through the predecessor II company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. Historically, there has been a high correlation between the posted price and the NYMEX price. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps are recorded as “Derivative fair value (gain) or loss.”

Revenue Recognition

     Oil and gas production revenue is recognized as production and delivery take place. Oil and gas marketing revenues are recognized when title passes.

Asset Retirement Obligations

     Under the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” we recognize a liability for the fair value of our asset retirement obligations associated with our tangible, long-lived assets. The majority of our asset retirement obligations recorded relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties. Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The asset retirement obligations increased as a result of purchase accounting for the Transaction and Merger, primarily due to a lower discount rate and revised estimates of asset lives on certain oil and gas wells.

Results of Operations

     The Transaction and Merger were accounted for as purchases effective August 16, 2005 and July 7, 2004, respectively. The Transaction and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at August 16, 2005 and July 7, 2004, respectively. Accordingly, the financial statements for the period subsequent to August 15, 2005 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the two predecessor companies. Vertical black lines are presented to separate the financial statements of the two predecessor companies and the successor company.

     The allocation of the purchase price at fair value resulted in a significant increase in the book value of our assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the successor company and predecessor I company periods. These higher charges are expected to continue in subsequent accounting periods.

     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Production
Gas (Mmcf)	3,633	3,795	10,844	11,492
Oil (Mbbls)	87	93	264	282
Total production (Mmcfe)	4,155	4,355	12,430	13,183
Average price
Gas (per Mcf)	$7.31	$4.93	$6.25	$5.02
Oil (per Bbl)	36.92	34.28	35.80	33.73
Mcfe	7.16	5.03	6.21	5.10
Average costs (per Mcfe)
Production expense	1.43	1.53	1.34	1.34
Production taxes	0.22	0.15	0.20	0.15
Depletion	2.00	1.83	1.93	1.16
Operating margin (per Mcfe)	5.51	3.35	4.67	3.61

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

Results of Operations — Third Quarters of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $24.1 million in the third quarter of 2004 to $32.8 million in the third quarter of 2005. The increase was due to higher oil and gas sales revenues of $7.9 million and higher gas gathering and marketing revenues of $865,000.

     Gas volumes sold were 3.6 Bcf (billion cubic feet) in the third quarter of 2005, which was a decrease of 162 Mmcf (4%) compared to the third quarter of 2004. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $800,000. Oil volumes sold decreased approximately 6,000 Bbls (7%) from 93,000 Bbls in the third quarter of 2004 to 87,000 Bbls in the third quarter of 2005, resulting in a decrease in oil sales revenues of approximately $220,000. The lower volumes are primarily due to normal production declines partially offset by production from new wells drilled during 2004 and 2005.

     The average price realized for our natural gas increased $2.38 per Mcf from $4.93 in the third quarter of 2004 to $7.31 per Mcf in the third quarter of 2005, which increased gas sales revenues by approximately $8.6 million. As a result of our hedging activities, gas sales revenues were decreased by $7.2 million ($1.98 per Mcf) in the third quarter of 2005 and decreased by $4.0 million ($1.04 per Mcf) in the third quarter of 2004. The average price realized for our oil increased from $34.28 per Bbl in the third quarter of 2004 to $36.92 per Bbl in the third quarter of 2005, which increased oil sales revenues by approximately $230,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $2.0 million ($22.86 per Bbl) in the third quarter of 2005 and decreased by $578,000 ($6.19 per Bbl) in the third quarter of 2004.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.35 per Mcfe in the third quarter of 2004 to $5.51 per Mcfe in the third quarter of 2005. The average price increased $2.13 per Mcfe and the average production expense decreased $0.10 per Mcfe, which were partially offset by an increase in production taxes of $0.07 per Mcfe in the third quarter of 2005 compared to the third quarter of 2004.

     The increase in gas gathering and marketing revenues was due to a $656,000 increase in gas marketing revenues and a $209,000 increase in gas gathering revenues. The higher gas gathering and marketing revenues resulted primarily from higher gas prices.

Costs and Expenses

     Production expense was $6.7 million in the third quarter of 2004 compared to $6.0 million in the third quarter of 2005. The average production cost was $1.53 per Mcfe in the third quarter of 2004 and $1.43 per Mcfe in the third quarter of 2005. Production expense includes non-cash expenses of $1.2 million related to stock compensation expense in the third quarter of 2004 and costs of oil sold from inventory of $644,000 in the third quarter of 2005. The average production cost after adjustment for these non-cash items was $1.25 per Mcfe in the third quarter of 2004 and $1.28 per Mcfe in the third quarter of 2005.

     Production taxes increased $280,000 from $650,000 in the third quarter of 2004 to $930,000 in the third quarter of 2005. Average per unit production taxes increased from $0.15 per Mcfe in the third quarter of 2004 to $0.22 per Mcfe in the third quarter of 2005. The increased production taxes are primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.

     Exploration expense decreased $968,000 (53%) from $1.8 million in the third quarter of 2004 to $869,000 in the third quarter of 2005. This decrease is primarily due to lower land leasing and expired lease expense and decreases in employment and compensation related expense.

     General and administrative expense decreased $1.3 million (56%) from $2.3 million in the third quarter of 2004 to $1.0 million in the third quarter of 2005 primarily due to $1.2 million of stock compensation expense recorded in the third quarter of 2004 related to the Merger.

     Depreciation, depletion and amortization increased by $165,000 from $8.6 million in the third quarter of 2004 to $8.8 million in the third quarter of 2005. This increase was primarily due to an increase in depletion expense. Depletion expense increased $322,000 (4%) from $8.0 million in the third quarter of 2004 to $8.3 million in the third quarter of 2005 primarily due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $1.83 per Mcfe in the third quarter of 2004 to $2.00 per Mcfe in the third quarter of 2005, primarily due to a higher cost basis resulting from purchase accounting for the Merger in 2004 and the Transaction in 2005.

     Derivative fair value (gain) loss was a loss of $6.4 million in the third quarter of 2004 compared to a loss of $9.5 million in the third quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $1.6 million and $1.2 million related to the ineffective portion of crude oil swaps qualifying for hedge accounting which were recorded in the third quarters of 2004 and 2005, respectively.

     Transaction expenses were recorded in the predecessor I and predecessor II periods. These expenses include severance and retention payments accrued or made to employees, unamortized loan costs written off, temporary financing facility costs, costs of the consent solicitation process for our $225 million Senior Subordinated Notes due 2007 and buyer and seller investment banking fees, professional fees and other transaction related expenses.

     Interest expense decreased $229,000 from $6.1 million in the third quarter of 2004 to $5.9 million in the third quarter of 2005. This decrease was due to lower average outstanding borrowings.

     There was an income tax benefit of $3.5 million in the third quarter of 2005 compared to a benefit of $9.8 million in the third quarter of 2004. The decrease in the income tax benefit was primarily due to a decrease in the loss from continuing operations before income taxes in the 2005 period compared to the 2004 period, partially offset by a higher effective tax rate in the 2005 period. The effective tax rate was higher in the 2005 period due to certain nondeductible transaction-related expenses in the 2004 period which reduced the 2004 rate.

Results of Operations — Nine Months of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $74.4 million in the first nine months of 2004 to $85.3 million in the first nine months of 2005. The increase was due to higher oil and gas sales revenues of $10.0 million and higher gas gathering and marketing revenues of $828,000.

     Gas volumes sold were 10.8 Bcf in the first nine months of 2005, which was a decrease of 648 Mmcf (6%) compared to the first nine months of 2004. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $3.3 million. Oil volumes sold decreased approximately 18,000 Bbls (6%) from 282,000 Bbls in the first nine months of 2004 to 264,000 Bbls in the first nine months of 2005 resulting in a decrease in oil sales revenues of approximately $590,000. The lower oil and gas sales volumes are primarily due to normal production declines partially offset by production from new wells drilled during 2004 and 2005.

     The average price realized for our natural gas increased $1.23 per Mcf from $5.02 in the first nine months of 2004 to $6.25 per Mcf in the first nine months of 2005, which increased gas sales revenues by approximately $13.3 million. As a result of our hedging activities, gas sales revenues were decreased by $15.4 million ($1.42 per Mcf) in the first nine months of 2005 and decreased by $12.4 million ($1.08 per Mcf) in the first nine months of 2004. The average price realized for our oil increased from $33.73 per Bbl in the first nine months of 2004 to $35.80 per Bbl in the first nine months of 2005, which increased oil sales revenues by approximately $550,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $4.3 million ($16.21 per Bbl) in the first nine months of 2005 and decreased by $578,000 ($2.05 per Bbl) in the first nine months of 2004.

     The operating margin from oil and gas sales on a per unit basis increased from $3.61 per Mcfe in the first nine months of 2004 to $4.67 per Mcfe in the first nine months of 2005. The average price increased $1.11 per Mcfe, which was partially offset by an increase in production taxes of $0.05 per Mcfe in the first nine months of 2005 compared to the first nine months of 2004.

     The increase in gas gathering and marketing revenues was due to a $550,000 increase in gas marketing revenues and a $278,000 increase in gas gathering revenues. The higher gas gathering and marketing revenues resulted primarily from higher gas prices.

Costs and Expenses

     Production expense was $17.6 million in the first nine months of 2004 and $16.7 million in the first nine months of 2005. The average production cost was $1.34 per Mcfe in the first nine months of

2004 and 2005. Production expense includes non-cash expenses of $1.6 million related to stock compensation expense in the first nine months of 2004 and costs of oil sold from inventory of $595,000 in the first nine months of 2005. The average production cost after adjustment for these non-cash items was $1.21 per Mcfe in the first nine months of 2004 and $1.30 per Mcfe in the first nine months of 2005. The increase in the per Mcfe production expense was primarily due to the decreased volumes discussed above.

     Production taxes increased $475,000 from $2.0 million in the first nine months of 2004 to $2.4 million in the first nine months of 2005. Average per unit production taxes increased from $0.15 per Mcfe in the first nine months of 2004 to $0.20 per Mcfe in the first nine months of 2005. The increased production taxes are primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.

     Exploration expense decreased $1.8 million (38%) from $4.6 million in the first nine months of 2004 to $2.8 million in the first nine months of 2005. This decrease is primarily due to lower land leasing and expired lease expense and decreases in employment and compensation related expense.

     General and administrative expense decreased $557,000 (12%) from $4.8 million in the first nine months of 2004 to $4.2 million in the first nine months of 2005 primarily due to $1.5 million of non-cash stock compensation expense recorded in the first nine months of 2004 partially offset by $489,000 related to severance agreements with two former executives in the first quarter of 2005 and an increase of $603,000 in audit and legal services related to our public filings and Sarbanes-Oxley efforts in the first nine months of 2005.

     Depreciation, depletion and amortization increased $8.1 million (46%) from $17.7 million in the first nine months of 2004 to $25.8 million in the first nine months of 2005. This increase was primarily due to an increase in depletion expense. Depletion expense increased $8.7 million (57%) from $15.3 million in the first nine months of 2004 to $24.0 million in the first nine months of 2005 primarily due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $1.16 per Mcfe in the first nine months of 2004 to $1.93 per Mcfe in the first nine months of 2005, primarily due to a higher cost basis resulting from purchase accounting for the Merger in 2004 and the Transaction in 2005.

     Derivative fair value (gain) loss was a loss of $6.1 million in the first nine months of 2004 compared to a loss of $15.6 million in the first nine months of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges, and $1.6 million and $4.9 million related to the ineffective portion of crude oil swaps qualifying for hedge accounting, which were recorded in the first nine months of 2004 and 2005, respectively.

     Interest expense decreased $638,000 from $18.3 million in the first nine months of 2004 to $17.7 million in the first nine months of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.

     There was an income tax benefit of $6.5 million for the first nine months of 2005 compared to a benefit of $7.1 million for the first nine months of 2004. The decrease in the income tax benefit was primarily related to a decrease in the loss from continuing operations before income taxes, partially offset by a higher effective tax rate in the 2005 period. The effective tax rate was higher in the 2005 period due to certain nondeductible transaction-related expenses in the 2004 period which reduced the 2004 rate and a change in the Ohio tax law in the 2005 period. On June 30, 2005 the State of Ohio enacted new tax legislation that will result in the elimination of the income and franchise tax over a four year period and it will be replaced with a gross receipts based tax. As a result of the new tax structure, we recorded a tax benefit of $1.1 million to adjust the recorded deferred tax account balances for Ohio during the second quarter of 2005. This benefit increased the effective tax rate during the 2005 period.

     Discontinued operations relating to the TBR and Arrow asset sales resulted in a gain, net of tax, of $28.9 million in the first nine months of 2004. The TBR and Arrow assets were sold in the second quarter of 2004.

Liquidity and Capital Resources

Cash Flows

     The primary sources of cash in the nine month period ended September 30, 2005 were funds generated from operations and the Transaction. Funds used during this period were primarily used for operations, exploration and development expenditures, debt costs, interest expense and transaction costs. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.

     The cash flow activities for the Transaction are reflected in the predecessor period in the statement of cash flows. The equity contribution and the changes in debt are reflected in the opening cash balances of the successor company. The activity in the successor period reflects the normal operational cash flows of the successor company after the Transaction was completed.

     EnerVest has advised the Company that it endeavors to achieve a high rate of return for its institutional investors on its investment in the Company. Consistent with that investment goal, the Company anticipates that it will make dividends of cash flows not necessary to meet operating and capital requirements, consistent with the terms of the various agreements governing payment of dividends, including the indenture.

     Our operating activities provided cash flows of $16.6 million during the first nine months of 2005 compared to $7.9 million in the first nine months of 2004. The increase was primarily due to higher oil and gas margins (net of hedging) of $10.4 million.

     Our investing activities used cash flows of $24.9 million during the first nine months of 2005 compared to $45.0 million provided in the first nine months of 2004. In the first nine months of 2004 the TBR and Arrow asset sales provided cash flows of $72.7 million.

     Cash flows used in financing activities decreased $22.7 million in the first nine months of 2005 primarily due to lower debt repayment during the first nine months of 2005.

     Our current ratio at September 30, 2005 was 0.57 to 1. During the first nine months of 2005, the working capital decreased $47.1 million from a deficit of $3.2 million at December 31, 2004 to a deficit of $50.3 million at September 30, 2005. The decrease was primarily due to a $62.4 million increase in the current liability for the fair value of derivatives and a $14.0 million decrease in cash partially offset by a $24.6 million increase in the deferred income taxes asset and a $4.8 million increase in accounts receivable.

Capital Expenditures

     During the first nine months of 2005, we spent approximately $26.2 million, including exploratory dry hole expense, on our drilling activities and other capital expenditures. In the first nine months of 2005, we drilled 107 gross (104.6 net) development wells, all of which have been or are expected to be successfully completed as producers in the target formation. This cost excludes approximately $679,000 related to wells in progress as of September 30, 2005, including approximately $242,000 to drill 2 gross (1.5 net) exploratory Trenton Black River wells in Ohio during the second quarter of 2005. If these wells are determined to be dry holes, their cost will be charged to exploration expense in subsequent periods.

     We currently expect to spend approximately $34 million during 2005 on our drilling activities, including exploratory dry hole expense, and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available cash flow and borrowings under our revolving credit facility. At September 30, 2005, we had cash of $4.4 million and approximately $27.0 million available under our revolving credit facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.

     At September 30, 2005, we had a $390 million credit facility comprised of a five-year $350 million revolving facility with an initial borrowing base of $80.25 million, of which $52 million was outstanding at September 30, 2005. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at the Company’s option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.

     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of the assets of the Company. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of the capital stock of the Company held by Capital C, the Company’s parent.

     The Amended Credit Agreement contains covenants that will limit the ability of the Company to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock of the Company or its subsidiaries; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber the capital stock of the Company or its subsidiaries; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio.

     Borrowings under the revolving credit line may be used by the Company for general corporate purposes, including refinancing of existing indebtedness. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of the Company’s obligations under the J. Aron Swap.

     At September 30, 2005, the interest rate under our base rate option was 6.875%. Under our one-month LIBOR option the rate was 5.425%. At September 30, 2005, we had $41.2 million of outstanding letters of credit. At September 30, 2005, there was $52 million outstanding under the revolving credit agreement. We had $27.0 million of borrowing capacity under our revolving facility available for general corporate purposes. As of September 30, 2005, we were in compliance with all financial covenants and requirements under the existing credit facilities.

     In connection with the Transaction, the Company executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Among other risks, we are exposed to interest rate and commodity price risks.

     The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At September 30, 2005, we had an interest rate swap on $40 million of our revolving loan outstanding on our credit agreement. The fair value of this interest rate swap was $224,000 at September 30, 2005. We had no derivative financial instruments for managing interest rate risks in place as of September 30, 2004. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $30,000. This sensitivity analysis is based on our financial structure at September 30, 2005.

     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $1.00 per Mcf, our gas sales revenues for the quarter would decrease by $633,000, after considering the effects of the hedging contracts in place at September 30, 2005. If the price of crude oil decreased $5.00 per Bbl, oil sales revenues for the quarter would decrease by $97,000, after considering the effects of the hedging contracts in place at September 30, 2005. We had net pre-tax losses on our hedging activities of $19.7 million in the first nine months of 2005 and $13.0 million in the first nine months of 2004. At September 30, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at October 31, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price		NYMEX
		Price per		per Mmbtu	Estimated	Price per
Quarter Ending	Bbtu	Mmbtu	Bbtu	Floor/Cap (1)	Mbbls	Bbl
December 31, 2005	1,500	$3.70	1,500	$4.00-5.32	67	$33.31

March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1) The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assumes the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.

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

Item 4. Controls and Procedures

     As of the end of the quarterly period ended September 30, 2005, Mark A. Houser, our Chief Executive Officer, and James M. Vanderhider, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that:

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

Internal Control Over Financial Reporting

     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     See the prior disclosure in the Company’s prior 10-Q for the quarterly period ended June 30, 2005 filed with the SEC on August 11, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

     On July 26, 2005, Capital C approved by written consent in lieu of an annual meeting the increase in the number of shares the Company is authorized to have outstanding from 1,500 to 3,000.

Item 6. Exhibits.

     (a) Exhibits

10.1*	First Amendment to the Credit Agreement.

31.1*	Certification of Principal Executive Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION

Date: November 18, 2005	By:	/s/ Mark A. Houser

Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director

Date: November 18, 2005	By:	/s/ James M. Vanderhider

James M. Vanderhider, President, Chief Financial Officer and Director