Form 10-K/A
period 2004-12-31
BELDEN & BLAKE CORP /OH/
filed 2006-03-31
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                         YES ☐           NO  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                         YES ☐           NO  ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
               Large accelerated filer ☐                Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)
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

Amendment No. 2 Overview
     We are filing Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate our consolidated financial statements and other financial information to reflect adjustments to our accounting and disclosures for (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed corrections.
     The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 6, 7, 8 and 9A of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed by the registrant on March 31, 2005 as amended by Amendment No. 1 on Form 10-K/A filed by the registrant on August 5, 2005, in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Item 9A, Controls and Procedures (as restated), management identified a control deficiency that constitutes as a material weakness. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.
     Ineffective component of non-zero value derivatives. We previously did not correctly report the ineffectiveness of the non-zero value cash flow hedges in the financial statements subsequent to the merger at July 7, 2004 (see Significant Events — Mergers and Acquisitions). We amend this 2004 Form 10-K by recording this ineffectiveness as an adjustment to oil and gas sales and derivative fair value gain/loss in the consolidated statements of operations and as an adjustment to cash flows from financing activities in the consolidated statements of cash flows.
     Recognition of a liability related to the settlement of natural gas swaps. We previously did not record a liability for derivative financial instruments that settled prior to year end, but were paid subsequent to year end for the years ended December 31, 2001, 2002, 2003 and 2004. We amend this 2004 Form 10-K by recording this liability.
     Correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges. We previously did not properly record revenues for derivative liabilities established in purchase accounting that settled during 2004. This error occurred due to an incorrect calculation in the net change in Accumulated Other Comprehensive Income from the merger at July 7, 2004 (see Significant Events — Mergers and Acquisitions) through year end relating to our cash flow hedges. We amend this 2004 Form 10-K by correcting the calculation and recording additional non-cash oil and gas revenues and adjusting Accumulated Other Comprehensive Income.
     Adjustment to deferred income taxes for the effect of the previously discussed corrections. We amend this 2004 Form 10-K by adjusting the deferred income taxes to take into account the corrections to the consolidated financial statements discussed above.
     This restatement may constitute an event of default under the First Amended and Restated Credit and Guarantee Agreement, dated as of August 16, 2005, among the Company, BNP Paribas, as Administrative Agent, and certain lenders and the ISDA Master Agreement with J. Aron & Company. The Company has received a waiver from BNP Paribas and is in communication with J. Aron & Company and is seeking, if necessary, a waiver of any potential default. There can be no assurance that J. Aron & Company will grant such a waiver.

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

	Year Ended December 31,
	2002	2003	2004
	(Restated)		(Restated)
Production
Gas (Mmcf)	15,882	14,834	15,267
Oil (Mbbl)	522	413	381
Total production (Mmcfe)	19,012	17,311	17,553
Average price
Gas (per Mcf)	$4.94	$4.92	$5.80
Oil (per Bbl)	22.72	28.06	35.47
Mcfe	4.75	4.89	5.82
Average costs (per Mcfe)
Production expense	1.07	1.16	1.35
Production taxes	0.09	0.14	0.16
Depletion	0.87	0.85	1.36
Operating margin (per Mcfe)	3.59	3.59	4.31

Mmcf - Million cubic feet	Mmcfe - Million cubic feet equivalent
Mbbl - Thousand barrels	Mcf - Thousand cubic feet	Bbl - Barrel
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

Item 6. SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).

						Successor
	Predecessor Company					Company
					For the 188	For the 178 Day
					Day Period	Period from
					from January	July 7, 2004 to
	As of or for the Years Ended December 31,				1, 2004 to July	December 31,
(in thousands)	2000(3)	2001	2002(2)	2003(1)	6, 2004 (2)	2004
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Continuing Operations:
Revenues	$99,070	$110,732	$105,338	$95,414	$50,822	$62,401
Depreciation, depletion and amortization	25,576	25,132	21,339	18,098	9,089	17,527
Impairment of oil and gas properties	—	1,398	—	896	—	—
Income (loss) from continuing operations before cumulative effect of change in accounting principle	4,841	7,200	8,935	5,960	(18,869)	7,263

Balance sheet data:						As of 12/31/2004

Working capital from continuing operations	2,096	10,236	(7,914)	(8,168)		(4,245)
Oil and gas properties and gathering systems, net	211,065	220,389	211,776	224,631		502,102
Total assets	285,117	306,089	264,091	285,930		570,853
Long-term liabilities, less current portion	286,858	284,745	251,959	276,611		295,482
Total shareholders’ (deficit) equity	(48,313)	(28,572)	(45,038)	(58,418)		57,088

(1)	See Note 3 to the Consolidated Financial Statements. The cumulative effect of change in accounting principle, net of tax, was $2.4 million.

(2)	See Note 5 to the Consolidated Financial Statements for information on discontinued operations.

(3)	In March 2000, we sold Peake Energy, Inc., a wholly owned subsidiary, which owned oil and gas properties in West Virginia and Kentucky.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The average price realized for our natural gas increased $0.88 per Mcf to $5.80 per Mcf in 2004 compared to $4.92 per Mcf in 2003. The average price realized for our natural gas decreased from $4.94 per Mcf in 2002 to $4.92 per Mcf in 2003. The monthly average settle for natural gas trading on the New York Mercantile Exchange (“NYMEX”) increased from $3.22 per Mmbtu in 2002 to $5.39 per Mmbtu in 2003 and to $6.14 per Mmbtu in 2004. Our selling price of natural gas is generally higher than the

NYMEX price due to the favorable regional basis received throughout our areas of operations along with a favorable Btu (“British thermal unit”) content of our gas. The remainder of the difference is due to fixed price contracts and our hedging activities during these periods. Our average realized price for oil increased from $22.72 per Bbl in 2002 to $28.06 per Bbl in 2003 and $35.47 per Bbl in 2004.

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

Derivatives and Hedging

     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recognize all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. Changes in the fair value of the effective portion of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of the effective portion of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss).

     The relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the contract and on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedge relationship.

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

     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we have ineffectiveness on the natural gas swaps due to purchase accounting related to the Merger (referred to as non-zero value hedges). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price and due to purchase accounting related to the Merger (referred to as non-zero value hedges). Historically, there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps and natural gas swaps are recorded as “Derivative fair value gain or loss.”

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

	Year Ended December 31,
	2004		2003		2002
	(Restated)				(Restated)
Revenues
Oil and gas sales	$102,089	90.2%	$84,610	88.7%	$90,255	85.7%
Gas gathering and marketing	9,980	8.8	10,538	11.0	13,526	12.8
Other	1,154	1.0	266	0.3	1,557	1.5

	113,223	100.0	95,414	100.0	105,338	100.0
Expenses
Production expense	23,756	20.9	20,017	20.9	20,247	19.2
Production taxes	2,767	2.4	2,449	2.6	1,789	1.7
Gas gathering and marketing	9,101	8.0	9,570	10.0	11,000	10.4
Exploration expense	5,970	5.3	6,849	7.2	8,834	8.4
General and administrative expense	6,323	5.6	4,559	4.8	4,557	4.3
Franchise, property and other taxes	167	0.1	202	0.2	11	—
Depreciation, depletion and amortization	26,616	23.5	18,098	19.0	21,339	20.3
Impairment of oil and gas properties	—	—	896	0.9	—	—
Accretion expense	828	0.7	343	0.4	—	—
Derivative fair value (gain) loss	2,409	2.1	(319)	(0.3)	(207)	(0.2)
Severance and other nonrecurring expense	—	—	—	—	923	0.9
Transaction expense	26,001	23.0	—	—	—	—

	103,938	91.8	62,664	65.7	68,493	65.0

Operating income	9,285	8.2	32,750	34.3	36,845	35.0

Other expense
Loss on sale of businesses	—	—	—	—	154	0.1
Interest expense	24,061	21.3	23,580	24.7	22,506	21.4

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting principle	(14,776)	(13.1)	9,170	9.6	14,185	13.5
(Benefit) provision for income taxes	(3,170)	(2.8)	3,210	3.4	5,250	5.0

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(11,606)	(10.3)	5,960	6.2	8,935	8.5
Income (loss) from discontinued operations, net of tax	28,868	25.5	(10,681)	(11.2)	(6,470)	(6.1)

Income (loss) before cumulative effect of change in accounting principle	17,262	15.2	(4,721)	(5.0)	2,465	2.4
Cumulative effect of change in accounting principle, net of tax	—	—	2,397	2.5	—	—

Net income (loss)	$17,262	15.2%	$(2,324)	(2.5)%	$2,465	2.4%

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

	Year Ended December 31,
	2004	2003	2002
	(Restated)		(Restated)
Production
Gas (Mmcf)	15,267	14,834	15,882
Oil (Mbbl)	381	413	522
Total production (Mmcfe)	17,553	17,311	19,012
Average price
Gas (per Mcf)	$5.80	$4.92	$4.94
Oil (per Bbl)	35.47	28.06	22.72
Mcfe	5.82	4.89	4.75
Average costs (per Mcfe)
Production expense	1.35	1.16	1.07
Production taxes	0.16	0.14	0.09
Depletion	1.36	0.85	0.87
Operating margin (per Mcfe)	4.31	3.59	3.59

Mmcf — Million cubic feet	Mmcfe — Million cubic feet equivalent	Bbl — Barrel
Mbbl — Thousand barrels	Mcf — Thousand cubic feet
Operating margin (per Mcfe) — average price less production expense and production taxes

2004 Compared to 2003

Revenues

     Net operating revenues increased from $95.1 million in 2003 to $112.1 million in 2004. The increase was due to higher gas sales revenues of $15.5 million and higher oil sales revenues of $1.9 million partially offset by lower gas gathering and marketing revenues of $558,000.

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

     The average price realized for our natural gas increased $0.88 per Mcf to $5.80 per Mcf in 2004 compared to 2003, which increased gas sales revenues by approximately $13.4 million. As a result of our hedging activities, gas sales revenues were decreased by $9.8 million ($.64 per Mcf) in 2004 and decreased by $10.3 million ($.69 per Mcf) in 2003. The average price realized for our oil increased from

$28.06 per Bbl in 2003 to $35.47 per Bbl in 2004, which increased oil sales revenues by approximately $2.8 million. As a result of our hedging activities, oil sales revenues were decreased by approximately $1.1 million ($2.91 per Bbl) in 2004.

     The operating margin from oil and gas sales on a per unit basis increased from $3.59 per Mcfe in 2003 to $4.31 per Mcfe in 2004. The average price increased $0.93 per Mcfe which was partially offset by an increase in production expense of $0.19 per Mcfe in 2004 compared to 2003. Approximately $0.06 per Mcfe of the increase in production expense was due to recording the cost of selling purchased oil inventory as a result of purchase accounting for the Merger.

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

     Derivative fair value gain/loss was a gain of $319,000 in 2003 compared to a loss of $2.4 million in 2004. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $1.1 million related to the ineffective portion of crude oil swaps and natural gas swaps qualifying for hedge accounting which was recorded in 2004.

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

     Income tax expense decreased $6.4 million from a tax provision of $3.2 million in 2003 to a benefit of $3.2 million in 2004. The decrease was due to a decrease in income from continuing operations before income taxes coupled with a lower effective tax rate in 2004. The effective tax rate was reduced due to certain nondeductible transaction-related expenses recorded in the predecessor period. This was partially offset by an increase in the tax rate from a benefit of $1.5 million recorded in the successor period. This benefit was the result of a change in the effective state tax rate due to the merger of two of our subsidiaries into Belden & Blake Corporation on December 30, 2004.

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

     The following table summarizes the net cash flow for the periods presented:

	Year Ended December 31,
	2004	2003	Change
	(Restated) (in millions)
Cash flows provided by operating activities	$31.2	$27.4	$3.8
Cash flows from investing activities	36.5	(47.9)	84.4
Cash flows from financing activities	(50.7)	20.2	(70.9)

Net increase or decrease in cash and cash equivalents	$17.0	$(0.3)	$17.3

     Our operating activities provided cash flows of $31.2 million during 2004 compared to $27.4 million in 2003. The increase was primarily due to higher cash received for oil and gas revenues (net of hedging) and changes in certain working capital items of $9.8 million partially offset by transaction costs and higher production expenses.

     Cash flows provided by investing activities were $36.5 million in 2004 compared to cash flows used in investing activities of $47.9 in 2003. This increase was primarily due to an increase in proceeds from disposition of businesses of $71.6 million, a decrease in acquisitions of $4.8 million and a decrease in exploration expense of $9.5 million.

     Cash flows used in financing activities in 2004 were primarily due to the settlement of derivative liabilities recorded in purchase accounting due to the Merger and payments on the predecessor company credit facility partially offset by the refinancing and capitalization in connection with the Merger. Cash flows provided by financing activities in 2003 were primarily from borrowings on the credit facility.

     During 2004, working capital from continuing operations increased $4.0 million from a deficit of $8.2 million at December 31, 2003 to a deficit of $4.2 million at December 31, 2004. The increase was primarily due to an increase in cash of $17.0 million, an increase in accounts receivable of $4.4 million and an increase in deferred income tax assets of $3.7 million. This was offset by an increase in accrued expenses of $10.7 million, an increase in the net current liability for the fair value for derivatives of $8.4 million, a decrease in other current assets of $1.3 million and an increase of $1.2 million for the current portion of long-term liabilities. Accrued expenses increased primarily due to an increase of $6.9 million in accrued interest expense.

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

Inflation and Changes in Prices

     The average price for our natural gas decreased from $4.94 per Mcf in 2002 to $4.92 per Mcf in 2003, then increased to $5.80 in 2004. The average price realized for our oil increased from $22.72 per Bbl in 2002 to $28.06 per Bbl in 2003 and increased to $35.47 per Bbl in 2004. These prices reflect average prices for oil and gas sales of our continuing operations. The prices include the effect of oil and gas derivatives that qualify for hedge accounting.

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

          The commodity price risk relates to our natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues would decrease by $1.6 million, after considering the effects of the hedging contracts in place at December 31, 2004. At December 31, 2004 we had hedges on a portion of our oil production from 2005 through 2013. If the price of crude oil decreased $3.00 per Bbl, oil sales revenue for the year would decrease by $300,000. We had net pre-tax losses on our hedging activities reported in oil and gas sales revenue of $10.9 million in 2004 and $10.3 million in 2003. This sensitivity analysis is based on our 2004 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table on page 38.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our management has concluded that the financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
     Except as noted below, there were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.
Identification of Material Weakness in Internal Control over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management and the Board of Directors have concluded that we did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, our accounting for certain hedging transactions did not meet the requirements of SFAS 133 and related interpretations in the following areas: (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed corrections.
     This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 and opening retained earnings at January 1, 2002. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2004.
Plans for Remediation
     Management intends to remediate the material weakness in internal control over financial reporting and will report on its status when it files its Form 10-K for the year ending December 31, 2005. In particular, management intends to:
•	revise our accounting policies and procedures for derivative accounting to meet the requirements of SFAS 133; and

•	strengthen our internal knowledge base regarding hedge accounting with improved training and expertise.
     By implementing these internal control improvements, management expects to remediate this material weakness in internal control over financial reporting.
     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We will continue to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide senior management with timely access to such material information and to correct any deficiencies that may be discovered in the future.

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

BELDEN & BLAKE CORPORATION

March 30, 2006	By:	/s/ Mark A. Houser

Date	Mark A. Houser, Chief Executive Officer, Chairman
of the Board of Directors and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark A. Houser	Chief Executive Officer,	March 30, 2006
Mark A. Houser	Chairman of the Board of Directors and Director (Principal Executive Officer)	Date

/s/ James M. Vanderhider	President, Chief Financial	March 30, 2006
James M. Vanderhider	Officer and Director (Principal Financial Officer)	Date

/s/ Frederick J. Stair	Vice President	March 30, 2006
Frederick J. Stair	and Corporate Controller (Principal Accounting Officer)	Date

/s/ Kenneth Mariani	Senior Vice President and Director	March 30, 2006
Kenneth Mariani		Date

/s/ John B. Walker	Director	March 30, 2006
John B. Walker		Date

/s/ Matthew Coeny	Director	March 30, 2006
Matthew Coeny		Date

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

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 11, 2006

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor	Predecessor
	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$18,407	$1,428
Accounts receivable, net	18,667	14,270
Inventories	518	780
Deferred income taxes	11,169	7,472
Other current assets	1,101	2,353
Fair value of derivatives	—	319
Assets of discontinued operations	—	22,230

Total current assets	49,862	48,852

Property and equipment, at cost
Oil and gas properties (successful efforts method)	514,242	452,167
Gas gathering systems	4,485	15,264
Land, buildings, machinery and equipment	7,720	13,173

	526,447	480,604
Less accumulated depreciation, depletion and amortization	16,917	250,162

Property and equipment, net	509,530	230,442
Fair value of derivatives	—	755
Other assets	11,461	5,881

	$570,853	$285,930

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,796	$4,873
Accrued expenses	23,445	12,726
Current portion of long-term liabilities	1,964	729
Fair value of derivatives	24,902	16,462
Liabilities of discontinued operations	—	3,811

Total current liabilities	54,107	38,601
Long-term liabilities
Bank and other long-term debt	88,592	47,503
Senior subordinated notes	—	225,000
Senior secured notes	192,500	—
Asset retirement obligations and other long-term liabilities	14,390	4,108

	295,482	276,611
Fair value of derivatives	55,182	9,723
Deferred income taxes	108,994	19,413
Shareholders’ equity (deficit)
Common stock: Successor without par value; 1,500 shares authorized and issued Predecessor $.10 stated value per share; authorized 58,000,000 shares; issued 10,610,450 shares (which includes 214,593 treasury shares)	—	1,040
Paid in capital	77,500	107,633
Retained earnings (deficit)	7,263	(150,656)
Accumulated other comprehensive loss	(27,675)	(16,435)

Total shareholders’ equity (deficit)	57,088	(58,418)

	$570,853	$285,930

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor Company	Predecessor Company
	For the 178 Day Period	For the 188 Day Period
	from July 7, 2004 to	from January 1, 2004 to
	December 31, 2004	July 6, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Restated)
Revenues
Oil and gas sales	$56,782	$45,307	$84,610	$90,255
Gas gathering and marketing	4,923	5,057	10,538	13,526
Other	696	458	266	1,557

	62,401	50,822	95,414	105,338
Expenses
Production expense	11,634	12,122	20,017	20,247
Production taxes	1,467	1,300	2,449	1,789
Gas gathering and marketing	4,522	4,579	9,570	11,000
Exploration expense	2,750	3,220	6,849	8,834
General and administrative expense	2,651	3,672	4,559	4,557
Franchise, property and other taxes	52	115	202	11
Depreciation, depletion and amortization	17,527	9,089	18,098	21,339
Impairment of oil and gas properties	—	—	896	—
Accretion expense	633	195	343	—
Derivative fair value (gain) loss	371	2,038	(319)	(207)
Severance and other nonrecurring expense	—	—	—	923
Transaction expense	—	26,001	—	—

	41,607	62,331	62,664	68,493

Operating income (loss)	20,794	(11,509)	32,750	36,845
Other expense
Loss on sale of businesses	—	—	—	154
Interest expense	11,877	12,184	23,580	22,506

	11,877	12,184	23,580	22,660

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	8,917	(23,693)	9,170	14,185
Provision (Benefit) for income taxes	1,654	(4,824)	3,210	5,250

Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,263	(18,869)	5,960	8,935
Income (loss) from discontinued operations, net of tax	—	28,868	(10,681)	(6,470)

Income (loss) before cumulative effect of change in accounting principle	7,263	9,999	(4,721)	2,465
Cumulative effect of change in accounting principle, net of tax	—	—	2,397	—

Net income (loss)	$7,263	$9,999	$(2,324)	$2,465

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Restated)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
						(Restated)	(Restated)	(Restated)
Predecessor Company:
January 1, 2002			10,290	$1,029	$107,402	$(150,797)	$13,794	$(28,572)
Comprehensive income (loss):
Net income						2,465		2,465
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(4,618)	(4,618)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							(14,030)	(14,030)

Total comprehensive loss								(16,183)

Stock options exercised			65	7	(2)			5
Stock-based compensation					82			82
Repurchase of stock options					(29)			(29)
Tax benefit of repurchase of stock options and stock options exercised					57			57
Treasury stock			(59)	(6)	(392)			(398)

December 31, 2002	—	—	10,296	1,030	107,118	(148,332)	(4,854)	(45,038)

Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(18,124)	(18,124)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,905)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(16,435)	(58,418)

Comprehensive income (loss):
Net income						9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,174)	(11,174)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								4,337

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	140,657	22,097	53,069

July 6, 2004	—	—	—	—	—	—	—	—

Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						7,263		7,263
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(35,221)	(35,221)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							7,546	7,546

Total comprehensive loss								(20,412)

December 31, 2004	2	$—	—	$—	$77,500	$7,263	$(27,675)	$57,088

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor
	Company	Predecessor Company
	For the 178 Day	For the 188 Day
	Period From July	Period From	Year ended	Year ended
	7, to December	January 1, to July	December 31,	December
	31, 2004	6, 2004	2003	31, 2002
	(Restated)
Cash flows from operating activities:
Net income (loss)	$7,263	$9,999	$(2,324)	$2,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,527	9,723	19,357	23,474
Impairment of oil and gas properties	—	—	5,774	—
Accretion expense	633	221	365	—
(Gain) Loss on sale of business	—	(45,223)	69	3,342
Loss on disposal of property and equipment	18	375	1,452	1,521
Net monetization of derivatives	—	—	—	22,185
Amortization of derivatives and other noncash hedging activities	937	2,037	(3,456)	(19,241)
Exploration expense	2,750	4,639	16,882	16,282
Deferred income taxes	1,829	10,802	(2,546)	1,520
Stock-based compensation	—	3,990	326	82
Cumulative effect of change in accounting principle, net of tax	—	—	(2,397)	—
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	(304)	(900)	(3,969)	(1,420)
Inventories	394	79	62	453
Accounts payable and accrued expenses	4,234	184	(2,204)	3,646

Net cash provided by (used in) operating activities	35,281	(4,074)	27,391	54,309

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(4,841)	(2,773)
Disposition of businesses, net of cash	—	72,464	816	23,991
Proceeds from property and equipment disposals	125	247	2,997	1,927
Exploration expense	(2,750)	(4,639)	(16,882)	(16,282)
Additions to property and equipment	(12,008)	(18,103)	(29,878)	(26,425)
(Increase) decrease in other assets	(35)	1,218	(120)	(1,541)

Net cash (used in) provided by investing activities	(14,668)	51,187	(47,908)	(21,103)

Cash flows from financing activities:
Proceeds from senior secured notes	—	192,500	—	—
Proceeds from senior secured facility — term loan	—	100,000	—	—
Sale of common stock	—	77,500	—	—
Repayment of senior subordinated notes	(1,040)	(223,960)	—	—
Payment to shareholders and optionholders	—	(113,674)	—	—
Settlement of derivative liabilities recorded in purchase accounting	(12,007)	—	—	—
Debt issue costs	—	(11,700)	(250)	(152)
Repayment of senior secured facility — term loan	(10,500)	—	—	—
Proceeds from revolving line of credit	—	146,636	195,859	151,158
Repayment of long-term debt and other obligations	(126)	(194,187)	(175,573)	(184,003)
Proceeds from stock options exercised	—	111	120	5
Repurchase of stock options	—	(283)	122	(29)
Purchase of treasury stock	—	(29)	(43)	(398)

Net cash (used in) provided by financing activities	(23,673)	(27,086)	20,235	(33,419)

Net (decrease) increase in cash and equivalents	(3,060)	20,027	(282)	(213)
Cash and cash equivalents at beginning of period	21,467	1,440	1,722	1,935

Cash and cash equivalents at end of period	$18,407	$21,467	$1,440	$1,722

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

(A) Restatement and Amendment

     We are filing Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate our consolidated financial statements and other financial information to reflect adjustments to our accounting and disclosures for (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed corrections.
     The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, 6, 7, 8 and 9A of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed by the registrant on March 31, 2005 as amended by Amendment No. 1 on Form 10-K/A filed by the registrant on August 5, 2005, in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Item 9A, Controls and Procedures (as restated), management identified a control deficiency that constitutes as a material weakness. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.
     Ineffective component of non-zero value derivatives. We previously did not correctly report the ineffectiveness of the non-zero value cash flow hedges in the financial statements subsequent to the merger at July 7, 2004 (see Significant Events — Mergers and Acquisitions). We amend this 2004 Form 10-K by recording this ineffectiveness as an adjustment to oil and gas sales and derivative fair value gain/loss in the consolidated statements of operations and as an adjustment to cash flows from financing activities in the consolidated statements of cash flows.
     Recognition of a liability related to the settlement of natural gas swaps. We previously did not record a liability for derivative financial instruments that settled prior to year end, but were paid subsequent to year end for the years ended December 31, 2001, 2002, 2003 and 2004. We amend this 2004 Form 10-K by recording this liability.
     Correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges. We previously did not properly record revenues for derivative liabilities established in purchase accounting that settled during 2004. This error occurred due to an incorrect calculation in the net change in Accumulated Other Comprehensive Income from the merger at July 7, 2004 (see Significant Events — Mergers and Acquisitions) through year end relating to our cash flow hedges. We amend this 2004 Form 10-K by correcting the calculation and recording additional non-cash oil and gas revenues and adjusting Accumulated Other Comprehensive Income.
     Adjustment to deferred income taxes for the effect of the previously discussed corrections. We amend this 2004 Form 10-K by adjusting the deferred income taxes to take into account the corrections to the consolidated financial statements discussed above.
     This restatement may constitute an event of default under the First Amended and Restated Credit and Guarantee Agreement, dated as of August 16, 2005, among the Company, BNP Paribas, as Administrative Agent, and certain lenders and the ISDA Master Agreement with J. Aron & Company. The Company has received a waiver from BNP Paribas and is in communication with J. Aron & Company and is seeking, if necessary, a waiver of any potential default. There can be no assurance that J. Aron & Company will grant such a waiver.

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

     Following are unaudited pro forma results of operations as if the Merger occurred at the beginning of 2003 (in thousands):

	Year ended December 31,
	2004	2003
	(Restated)
Total revenues	$113,223	$95,414
Gain (Loss) from continuing operations	6,004	(3,414)

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

     The relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the contract and on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedge relationship.

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

     The fair value of derivative assets and liabilities represents the difference between hedged prices and market prices on hedged volumes of natural gas as of December 31, 2004. During 2004, a net loss on contract settlements of $20.8 million ($13.1 million after tax) was reclassified from accumulated other comprehensive income to earnings and the fair value of open hedges increased by $74.0 million ($46.4 million after tax). At December 31, 2004, the estimated net losses in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are approximately $2.4 million. We have partially hedged our exposure to the variability in future cash flows through December 2013.

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

     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we have ineffectiveness on the natural gas swaps due to purchase accounting related to the Merger (referred to as non-zero value hedges). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price and due to purchase accounting related to the Merger (referred to as non-zero value hedges). Historically, there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps and natural gas swaps are recorded as “Derivative fair value gain or loss.”

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

(12) Taxes

     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle includes the following (in thousands):

	Successor
	Company	Predecessor Company
	For the 178
	Day Period	For the 188
	from July 7,	Day Period
	2004 to	from January
	December 31,	1, 2004 to July	Year ended December 31,
	2004	6, 2004	2003	2002
	(Restated)
Current
Federal	$(29)	$(379)	$—	$(190)
State	(146)	(791)	—	76

	(175)	(1,170)	—	(114)

Deferred
Federal	3,914	(4,173)	3,111	4,934
State	(2,085)	519	99	430

	1,829	(3,654)	3,210	5,364

Total	$1,654	$(4,824)	$3,210	$5,250

     The effective tax rate for income from continuing operations before cumulative effect of change in accounting principle differs from the U.S. federal statutory tax rate as follows:

	Successor
	Company	Predecessor Company
	For the 178	For the 188
	Day Period	Day Period
	from July 7,	from
	2004 to	January 1,
	December	2004 to July	Year ended December 31,
	31, 2004	6, 2004	2003	2002
	(Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	(16.3)	0.7	0.7	2.3
Transaction related expenses	—	(15.4)	—	—
Permanent differences	(0.1)	—	—	—
Other, net	—	—	(0.7)	(0.3)

Effective income tax rate for the period	18.6%	20.3%	35.0%	37.0%

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

     Significant components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2004	2003
Deferred income tax liabilities:
Property and equipment, net	$157,539	$48,459
Other, net	2,128	—

Total deferred income tax liabilities	159,667	48,459
Deferred income tax assets:
Accrued expenses	776	1,224
Asset retirement obligations	5,607	1,757
Fair value of derivatives	31,023	8,873
Net operating loss carryforwards	23,865	28,605
Tax credit carryforwards	1,412	913
Other, net	550	534
Valuation allowance	(1,391)	(5,388)

Total deferred income tax assets	61,842	36,518

Net deferred income tax liability	$97,825	$11,941

Long-term liability	$108,994	$19,413
Current asset	(11,169)	(7,472)

Net deferred income tax liability	$97,825	$11,941

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

     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts. Our NYMEX crude oil swaps are sold locally at posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps, collars or options which are placed with major financial institutions that we believe are minimal credit risks. At December 31, 2004, our derivative contracts consisted of natural gas swaps, collars and options and crude oil swaps. Qualifying derivative contracts are designated as cash flow hedges. We incurred pre-tax losses on our hedging activities of $10.9 million in 2004 and $10.3 million in 2003 and a pre-tax gain of $21.6 million in 2002. At December 31, 2004, the fair value of futures contracts covering 2005 through 2013 oil and gas production represented an unrealized loss of $80.1 million.

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

(19) Quarterly Results of Operations (Unaudited)

     The results of operations for the four quarters of 2004 and 2003 are shown below (in thousands).

	Predecessor Company		Successor Company
		97 Day	86 Day
		Period from	Period from
		April 1, 2004	July 7, 2004
		to July 6,	to September
	First	2004	30, 2004	Fourth
		(Restated)	(Restated)	(Restated)
2004
Operating revenues	$24,945	$25,419	$27,795	$33,910
Gross profit	10,682	9,257	9,606	14,147
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,366	(21,235)	380	6,883
(Loss) income from discontinued operations, net of tax	(314)	29,182	—	—
Net income (loss)	2,052	7,947	380	6,883

	Predecessor Company
	First	Second	Third	Fourth
2003
Operating revenues	$22,678	$23,494	$23,966	$25,010
Gross profit	8,404	10,375	10,289	8,895
Income from continuing operations before cumulative effect of change in accounting principle	719	2,456	1,935	850
Loss from discontinued operations, net of tax	(349)	(843)	(3,576)	(5,913)
Net income (loss)	2,768	1,612	(1,641)	(5,063)

     Net income in the 97 day period ended July 6, 2004 was reduced by $3.4 million from amounts previously reported on Form 10-Q primarily due to additional transaction expenses related to the Merger.

     The loss from discontinued operations in the third and fourth quarters of 2003 increased as a result of certain exploratory dry hole expenses and impairments reported during those quarters.