Form 10-Q/A
period 2005-03-31
BELDEN & BLAKE CORP /OH/
filed 2006-03-31
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

BELDEN & BLAKE CORPORATION

INDEX

Page
Amendment No. 2 Overview	1

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2

Consolidated Statements of Operations:
Three months ended March 31, 2005 (Successor Company)
Three months ended March 31, 2004 (Predecessor Company)	3

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
Exhibit 31.1 Certification
Exhibit 31.2 Certification of CFO
Exhibit 32.1 Certification of CEO Section 906
Exhibit 32.2 Certification of CFO Section 906

Amendment No. 2 Overview

       We have filed amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2004 and to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to amend and restate the financial statements and other financial information contained in these reports with respect to the accounting and disclosures for (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed corrections.

       The information contained in this amendment, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after May 10, 2005, the date of the original filing of this Form 10-Q. In addition, currently–dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Part I Item 4, management identified a control deficiency that constitutes as a material weakness. In addition, currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BELDEN & BLAKE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,388	$18,407
Accounts receivable, net	15,710	18,667
Inventories	550	518
Deferred income taxes	18,729	11,169
Other current assets	1,271	1,101

Total current assets	51,648	49,862

Property and equipment, at cost
Oil and gas properties (successful efforts method)	520,792	514,242
Gas gathering systems	5,106	4,485
Land, buildings, machinery and equipment	7,796	7,720

	533,694	526,447
Less accumulated depreciation, depletion and amortization	24,861	16,917

Property and equipment, net	508,833	509,530
Other assets	11,076	11,461

	$571,557	$570,853

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$5,141	$3,796
Accrued expenses	16,413	23,445
Current portion of long-term liabilities	1,965	1,964
Fair value of derivatives	45,046	24,902

Total current liabilities	68,565	54,107

Long-term liabilities
Bank and other long-term debt	88,340	88,592
Senior secured notes	192,500	192,500
Asset retirement obligations and other long-term liabilities	14,704	14,390

	295,544	295,482

Fair value of derivatives	123,074	55,182
Deferred income taxes	83,148	108,994
Shareholder’s equity
Common stock: without par value; 1,500 shares authorized and issued	—	—
Paid in capital	77,500	77,500
Retained earnings	6,627	7,263
Accumulated other comprehensive loss	(82,901)	(27,675)

Total shareholder’s equity	1,226	57,088

	$571,557	$570,853

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
	(Restated)
Revenues
Oil and gas sales	$27,921	$22,362
Gas gathering and marketing	2,443	2,583
Other	107	129

	30,471	25,074

Expenses
Production expense	5,420	5,406
Production taxes	734	652
Gas gathering and marketing	2,106	2,232
Exploration expense	952	1,349
General and administrative expense	1,764	1,235
Franchise, property and other taxes	54	70
Depreciation, depletion and amortization	8,305	4,554
Accretion expense	255	95
Derivative fair value (gain) loss	6,217	(332)

	25,807	15,261

Operating income	4,664	9,813

Other expense
Interest expense	5,830	6,072

(Loss) income from continuing operations before income taxes	(1,166)	3,741
(Benefit) provision for income taxes	(530)	1,375

(Loss) income from continuing operations	(636)	2,366
Loss from discontinued operations, net of tax	—	(314)

Net (loss) income	$(636)	$2,052

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
						(Restated)	(Restated)	(Restated)
Predecessor Company:
January 1, 2003			10,296	$1,030	$107,118	$(148,332)	$(4,854)	$(45,038)

Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(18,124)	(18,124)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,905)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(16,435)	(58,418)

Comprehensive income (loss):
Net income						9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,174)	(11,174)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								4,337

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	140,657	22,097	53,069

July 6, 2004	—	—	—	—	—	—	—	—

Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						7,263		7,263
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(35,221)	(35,221)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							7,546	7,546

Total comprehensive loss								(20,412)

December 31, 2004	2	—	—	—	77,500	7,263	(27,675)	57,088

Comprehensive income (loss):
Net loss						(636)		(636)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(58,146)	(58,146)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							2,920	2,920

Total comprehensive loss								(55,862)

March 31, 2005 (unaudited)	2	$—	—	$—	$77,500	$6,627	$(82,901)	$1,226

See accompanying notes.

BELDEN & BLAKE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(636)	$2,052
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,305	4,947
Accretion expense	255	112
Loss on disposal of property and equipment	12	325
Amortization of derivatives and other noncash hedging activities	5,807	(697)
Exploration expense	952	2,077
Deferred income taxes	(530)	1,206
Stock-based compensation	—	19
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	2,787	(286)
Inventories	8	(108)
Accounts payable and accrued expenses	(5,648)	2,822

Net cash provided by operating activities	11,312	12,469

Cash flows from investing activities:
Proceeds from property and equipment disposals	—	41
Exploration expense	(952)	(2,077)
Additions to property and equipment	(7,214)	(8,024)
(Increase) decrease in other assets	(14)	144

Net cash used in investing activities	(8,180)	(9,916)

Cash flows from financing activities:
Repayment of senior secured facility — term loan	(250)	—
Proceeds from revolving line of credit	—	42,366
Repayment of long-term debt and other obligations	(28)	(44,488)
Settlement of derivative liabilities recorded in purchase accounting	(5,873)	—
Proceeds from stock options exercised	—	110
Repurchase of stock options	—	(283)
Purchase of treasury stock	—	(25)

Net cash used in financing activities	(6,151)	(2,320)

Net (decrease) increase in cash and cash equivalents	(3,019)	233
Cash and cash equivalents at beginning of period	18,407	1,440

Cash and cash equivalents at end of period	$15,388	$1,673

See accompanying notes.

BELDEN & BLAKE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated) (unaudited)

March 31, 2005

     Restatement. As discussed under the heading “Amendment No. 2 Overview” on page 1, we have restated our financial statements and other financial information contained in our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the successor company for the three-month period ended March 31, 2005, as amended, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Certain reclassifications have been made to conform to the current presentation.

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

     The relationship between hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at inception of the contract on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

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

     During the first three months of 2005 and 2004, a net loss of $4.7 million ($2.9 million after tax) and a net loss of $3.9 million ($2.5 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $92.8 million ($58.1 million after tax) in the first three months of 2005 and decreased $10.3 million ($6.6 million after tax) in the first three months of 2004. At March 31, 2005, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $20.5 million. At March 31, 2005, we have partially hedged our exposure to the variability in future cash flows through December 2013.

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

     The relationship between hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at inception of the contract on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

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

     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX–based sales contracts. Beginning July 7, 2004, we have ineffectiveness on the natural gas swaps due to purchase accounting related to the Merger (referred to as non–zero value hedges). We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark–to–market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps are highly effective and were designated as cash flow hedges. We have ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price and due to purchase accounting related to the Merger (referred to as non-zero value hedges). Historically, there has been a high correlation between the posted price and NYMEX. The changes in the fair values of the natural gas collars and the ineffective portion of the crude oil swaps and natural gas swaps are recorded as “Derivative fair value gain or loss.”

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

     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended March 31,
	2005	2004
	(Restated)
Production
Gas (Mmcf)	3,563	3,879
Oil (Mbbls)	83	97
Total production (Mmcfe)	4,059	4,458

Average price
Gas (per Mcf)	$7.00	$4.97
Oil (per Bbl)	36.12	32.05
Mcfe	6.88	5.02
Average costs (per Mcfe)
Production expense	1.34	1.21
Production taxes	0.18	0.15
Depletion	1.89	0.83
Operating margin (per Mcfe)	5.36	3.66

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

First Quarters of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $24.9 million in the first quarter of 2004 to $30.4 million in the first quarter of 2005. The increase was due to higher oil and gas sales revenues of $5.6 million partially offset by lower gas gathering and marketing revenues of $140,000.

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

     The average price realized for our natural gas increased $2.03 per Mcf from $4.97 in the first quarter of 2004 to $7.00 per Mcf in the first quarter of 2005, which increased gas sales revenues by approximately $7.2 million. As a result of our hedging activities, gas sales revenues were increased by $1.0 million ($0.28 per Mcf) in the first quarter of 2005 and decreased by $3.5 million ($0.91 per Mcf) in the first quarter of 2004. The average price realized for our oil increased from $32.05 per Bbl in the first quarter of 2004 to $36.12 per Bbl in the first quarter of 2005, which increased oil sales revenues by approximately $340,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $850,000 ($10.31 per Bbl) in the first quarter of 2005.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.66 per Mcfe in the first quarter of 2004 to

$5.36 per Mcfe in the first quarter of 2005. The average price increased $1.86 per Mcfe which was partially offset by an increase in production expense of $0.13 per Mcfe and an increase in production taxes of $0.03 per Mcfe in the first quarter of 2005 compared to the first quarter of 2004.

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

     Derivative fair value (gain) loss was a gain of $332,000 in the first quarter of 2004 compared to a loss of $6.2 million in the first quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $126,000  related to the ineffective portion of crude oil swaps and natural gas hedges qualifying for hedge accounting which was recorded in the first quarter of 2005.

     Interest expense decreased $242,000 from $6.1 million in the first quarter of 2004 to $5.8 million in the first quarter of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.

     Income tax expense decreased $1.9 million from $1.4 million in the first quarter of 2004 to a benefit of $530,000  in the first quarter of 2005. The decrease was primarily due to a decrease in income from continuing operations before income taxes.

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

     Our operating activities provided cash flows of $11.3 million during the first three months of 2005 compared to $12.5 million in the first three months of 2004. The decrease of $1.2 million was primarily due to changes in working capital items of $5.3 million, partially offset by higher cash received for oil and gas sales revenues (net of hedging).

     Cash flows used in investing activities were $8.2 million in the first three months of 2005 compared to $9.9 million in the first three months of 2004. The decrease was primarily due to a decrease in exploration expense of $1.1 million and an $810,000 decrease in capital expenditures in the first three months of 2005.

     Cash flows used in financing activities increased in the first three months of 2005 primarily due to the settlement of derivative liabilities recorded in purchase accounting due to the Merger and lower debt repayment during the first three months of 2005.

     Our current ratio at March 31, 2005 was 0.75 to 1. During the first three months of 2005, the working capital from continuing operations decreased $12.7 million from a deficit of $4.2 million at December 31, 2004 to a deficit of $16.9 million at March 31, 2005. The decrease was primarily due to a $20.1 million increase in the current liability for the fair value of derivatives, a $3.0 million decrease in cash and cash equivalents and a $3.0 million decrease in accounts receivable partially offset by a $7.0 million decrease in accrued expenses and a $7.6 million increase in the deferred income taxes asset. The decrease in accrued expenses was primarily due to a $4.6 million decrease in accrued interest expense.

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

     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues for the quarter would decrease by $281,000, after considering the effects of the hedging contracts in place at March 31, 2005. If the price of crude oil decreased $3.00 per Bbl, oil sales revenues for the quarter would decrease by $46,000, after considering the effects of the hedging contracts in place at March 31, 2005. We had net pre-tax gains on our hedging activities reported in oil and gas sales revenue of $152,000  in the first three months of 2005 and a net pre-tax loss of $3.5 million in the first three months of 2004. At March 31, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

     Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended March 31, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

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

     This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2004 and the period ended March 31, 2005. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2005.

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

BELDEN & BLAKE CORPORATION
Date: March 30, 2006	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director

Date: March 30, 2006	By:	/s/ James M.Vanderhider
James M.Vanderhider, President and Chief Financial Officer