Form 10-Q/A
period 2005-06-30
BELDEN & BLAKE CORP /OH/
filed 2006-03-31
CIK 880114

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

BELDEN & BLAKE CORPORATION
INDEX

Page
Amendment No. 1 Overview	1
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	2
Consolidated Statements of Operations: Three and six months ended June 30, 2005 (Successor Company) Three and six months ended June 30, 2004 (Predecessor Company)	3
Consolidated Statements of Shareholders’ Equity (Deficit): Six months ended June 30, 2005 (Successor Company) 178 day period from July 7, 2004 to December 31, 2004 (Successor Company) 188 day period From January 1, 2004 to July 6, 2004 (Predecessor Company) and the year ended December 31, 2003 (Predecessor Company)	4
Consolidated Statements of Cash Flows: Six months ended June 30, 2005 (Successor Company) Six months ended June 30, 2004 (Predecessor Company)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	20
PART II Other Information
Item 1. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits	21
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-32.1 CERTIFICATION OF CEO SECTION 906
EX-32.2 CERTIFICATION OF CFO SECTION 906

Amendment No. 1 Overview
     We have filed amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2004 and to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to amend and restate the financial statements and other financial information contained in these reports with respect to the accounting and disclosures for (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed corrections.
     The information contained in this amendment, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after August 11, 2005, the date of the original filing of this Form 10-Q. In addition, currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Part I Item 4, management identified a control deficiency that constitutes as a material weakness. In addition, currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Restated) (unaudited)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$20,773	$18,407
Accounts receivable, net	15,477	18,667
Inventories	616	518
Deferred income taxes	15,756	11,169
Other current assets	1,356	1,101

Total current assets	53,978	49,862
Property and equipment, at cost
Oil and gas properties (successful efforts method)	528,110	514,242
Gas gathering systems	5,104	4,485
Land, buildings, machinery and equipment	7,902	7,720

	541,116	526,447
Less accumulated depreciation, depletion and amortization	33,135	16,917

Property and equipment, net	507,981	509,530
Other assets	10,692	11,461

	$572,651	$570,853

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current liabilities
Accounts payable	$4,208	$3,796
Accrued expenses	22,325	23,445
Current portion of long-term liabilities	1,945	1,964
Fair value of derivatives	39,100	24,902

Total current liabilities	67,578	54,107
Long-term liabilities
Bank and other long-term debt	88,088	88,592
Senior secured notes	192,500	192,500
Asset retirement obligations and other long-term liabilities	15,000	14,390

	295,588	295,482
Fair value of derivatives	172,803	55,182
Deferred income taxes	62,682	108,994
Shareholder’s (deficit) equity
Common stock without par value; 1,500 shares authorized and issued	—	—
Paid in capital	77,500	77,500
Retained earnings	12,602	7,263
Accumulated other comprehensive loss	(116,102)	(27,675)

Total shareholder’s (deficit) equity	(26,000)	57,088

	$572,651	$570,853

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues
Oil and gas sales	$27,999	$22,945	$55,920	$45,307
Gas gathering and marketing	2,577	2,474	5,020	5,057
Other	110	329	217	458

	30,686	25,748	61,157	50,822
Expenses
Production expense	5,336	5,545	10,756	10,951
Production taxes	761	648	1,495	1,300
Gas gathering and marketing	2,313	2,300	4,419	4,533
Exploration expense	983	1,369	1,935	2,717
General and administrative expense	1,453	1,265	3,217	2,500
Franchise, property and other taxes	45	45	99	115
Depreciation, depletion and amortization	8,712	4,535	17,017	9,089
Accretion expense	327	100	582	195
Derivative fair value (gain) loss	(2,940)	11	3,277	(321)

	16,990	15,818	42,797	31,079

Operating income	13,696	9,930	18,360	19,743
Other expense
Interest expense	5,945	6,112	11,775	12,184

Income from continuing operations before income taxes	7,751	3,818	6,585	7,559
Provision for income taxes	1,776	1,240	1,246	2,615

Income from continuing operations	5,975	2,578	5,339	4,944
Income from discontinued operations, net of tax	—	28,941	—	28,627

Net income	$5,975	$31,519	$5,339	$33,571

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

							Accumulated
	Successor Company		Predecessor Company				Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
						(Restated)	(Restated)	(Restated)
Predecessor Company:
January 1, 2003			10,296	$1,030	$107,118	$(148,332)	$(4,854)	$(45,038)
Comprehensive (loss) income:
Net loss						(2,324)		(2,324)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(18,124)	(18,124)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,543	6,543

Total comprehensive loss								(13,905)

Stock options exercised			120	12	108			120
Stock-based compensation					326			326
Repurchase of stock options					(48)			(48)
Tax benefit of repurchase of stock options and stock options exercised					170			170
Treasury stock			(20)	(2)	(41)			(43)

December 31, 2003	—	—	10,396	1,040	107,633	(150,656)	(16,435)	(58,418)
Comprehensive income (loss):
Net income						9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(11,174)	(11,174)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							5,512	5,512

Total comprehensive income								4,337

Stock options exercised			65	6	105			111
Stock-based compensation					1,097			1,097
Repurchase of stock options					(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised					116			116
Treasury stock			(6)	(1)	(28)			(29)
Redemption of common stock			(10,455)	(1,045)	(108,640)	140,657	22,097	53,069

July 6, 2004	—	—	—	—	—	—	—	-
Successor Company:
Sale of common stock	2				77,500			77,500
Comprehensive income (loss):
Net income						7,263		7,263
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(35,221)	(35,221)
Reclassification adjustment for derivative (gain) loss
reclassified into oil and gas sales							7,546	7,546

Total comprehensive loss								(20,412)

December 31, 2004	2	—	—	—	77,500	7,263	(27,675)	57,088
Comprehensive income (loss):
Net income						5,339		5,339
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(94,982)	(94,982)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							6,555	6,555

Total comprehensive loss								(83,088)

June 30, 2005 (unaudited)	2	$—	—	$—	$77,500	$12,602	$(116,102)	$(26,000)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor	Predecessor
	Company	Company
	Six months ended June 30,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net income	$5,339	$33,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,017	9,723
Accretion	582	221
Gain on sale of businesses	—	(44,998)
Loss on disposal of property and equipment	51	375
Amortization of derivatives and other noncash hedging activities	5,014	(549)
Exploration expense	1,935	4,128
Deferred income taxes	1,246	15,410
Stock-based compensation	—	1,097
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	2,935	(4,599)
Inventories	(58)	79
Accounts payable and accrued expenses	(617)	1,464

Net cash provided by operating activities	33,444	15,922
Cash flows from investing activities:
Disposition of businesses, net of cash	—	72,682
Proceeds from property and equipment disposals	—	247
Exploration expense	(1,935)	(4,128)
Additions to property and equipment	(14,788)	(18,039)
Decrease (increase) in other assets	(29)	1,218

Net cash (used in) provided by investing activities	(16,752)	51,980
Cash flows from financing activities:
Proceeds from revolving line of credit	—	140,679
Repayment of long-term debt and other obligations	(59)	(164,335)
Repayment of senior secured facility — term loan	(500)	—
Settlement of derivative liabilities recorded in purchase accounting	(13,767)	—
Debt issue costs	—	131
Proceeds from stock options exercised	—	111
Repurchase of stock options	—	(283)
Purchase of treasury stock	—	(29)

Net cash used in financing activities	(14,326)	(23,726)

Net increase in cash and cash equivalents	2,366	44,176
Cash and cash equivalents at beginning of period	18,407	1,440

Cash and cash equivalents at end of period	$20,773	$45,616

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

     Restatement. As discussed under the heading "Amendment No. 1 Overview" on page 1, we have restated our financial statements and other financial information contained in our Annual Report on form 10-K/A for the year ended December, in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the successor company for the six-month period ended June 30, 2005, as amended, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Certain reclassifications have been made to conform to the current presentation.
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
     During the first six months of 2005 and 2004, net losses of $10.4 million ($6.6 million after tax) and $8.7 million ($5.5 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $151.0 million ($95.0 million after tax) in the first six months of 2005 and decreased $17.6 million ($11.2 million after tax) in the first six months of 2004. At June 30, 2005, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $23.0 million. At June 30, 2005, we have partially hedged our exposure to the variability in future cash flows through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at June 30, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price
		Price per		per Mmbtu	Estimated	NYMEX
Quarter Ending	Bbtu	Mmbtu	Bbtu	Floor/Cap (1)	Mbbls	Price per Bbl
September 30, 2005	1,500	$3.70	1,500	$4.00-5.32	67	$33.72
December 31, 2005	1,500	3.70	1,500	4.00-5.32	67	33.31

	3,000	$3.70	3,000	$4.00-5.32	134	$33.52

March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1)	The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.
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
     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Production
Gas (Mmcf)	3,648	3,818	7,211	7,697
Oil (Mbbls)	95	92	177	189
Total production (Mmcfe)	4,216	4,370	8,275	8,828
Average price
Gas (per Mcf)	$6.70	$5.17	$6.85	$5.07
Oil (per Bbl)	37.75	34.94	36.99	33.46
Mcfe	6.64	5.25	6.76	5.13
Average costs (per Mcfe)
Production expense	1.27	1.27	1.30	1.24
Production taxes	0.18	0.15	0.18	0.15
Depletion	1.91	0.84	1.90	0.83
Operating margin (per Mcfe)	5.19	3.83	5.28	3.74

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

Results of Operations — Second Quarters of 2005 and 2004 Compared
Revenues
     Net operating revenues increased from $25.4 million in the second quarter of 2004 to $30.6 million in the second quarter of 2005. The increase was primarily due to higher oil and gas sales revenues of $5.1 million.
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
     The average price realized for our natural gas increased $1.53 per Mcf from $5.17 in the second quarter of 2004 to $6.70 per Mcf in the second quarter of 2005, which increased gas sales revenues by approximately $5.6 million. As a result of our hedging activities, gas sales revenues were decreased by $1.1 million ($0.29 per Mcf) in the second quarter of 2005 and decreased by $4.9 million ($1.28 per Mcf) in the second quarter of 2004. The average price realized for our oil increased from $34.94 per Bbl in the second quarter of 2004 to $37.75 per Bbl in the second quarter of 2005, which increased oil sales revenues by approximately $270,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $1.1 million ($12.00 per Bbl) in the second quarter of 2005.
     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $3.83 per Mcfe in the second quarter of 2004 to $5.19 per Mcfe in the second quarter of 2005. The average price increased $1.39 per Mcfe which was partially offset by an increase in production taxes of $0.03 per Mcfe in the second quarter of 2005 compared to the second quarter of 2004.
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
     Derivative fair value (gain) loss was a loss of $11,000 in the second quarter of 2004 compared to a gain of $2.9 million in the second quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $389,000 related to the ineffective portion of crude oil swaps and natural gas swaps qualifying for hedge accounting which was recorded in the second quarter of 2005.
     Interest expense decreased $167,000 from $6.1 million in the second quarter of 2004 to $5.9 million in the second quarter of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.
     Income tax expense was $1.8 million in the second quarter of 2005 compared to $1.2 million in the second quarter of 2004. The increase is primarily related to an increase in income from continuing operations partially offset by a lower effective tax rate in the second quarter of 2005 due to the changes in Ohio tax law. On June 30, 2005 the State of Ohio enacted new tax legislation that will result in the elimination of the income and franchise tax over a four year period and it will be replaced with a gross receipts based tax. As a result of the new tax structure we recorded a tax benefit of $1.1 million to adjust the recorded deferred tax account balances for Ohio during the second quarter of 2005.
     Discontinued operations relating to the TBR and Arrow asset sales resulted in a gain, net of tax, of $28.9 million in the second quarter of 2004. The TBR and Arrow assets were sold in the second quarter of 2004.
Results of Operations — Six Months of 2005 and 2004 Compared
Revenues
     Net operating revenues increased from $50.4 million in the first six months of 2004 to $60.9 million in the first six months of 2005. The increase was due primarily to higher oil and gas sales revenues of $10.6 million.
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
     The average price realized for our natural gas increased $1.78 per Mcf from $5.07 in the first six months of 2004 to $6.85 per Mcf in the first six months of 2005, which increased gas sales revenues by approximately $12.8 million. As a result of our hedging activities, gas sales revenues were decreased by $60,000 ($0.01 per Mcf) in the first six months of 2005 and decreased by $8.4 million ($1.10 per Mcf) in the first six months of 2004. The average price realized for our oil increased from $33.46 per Bbl in the first six months of 2004 to $36.99 per Bbl in the first six months of 2005, which increased oil sales revenues by approximately $630,000. As a result of our hedging activities, oil sales revenues were decreased by approximately $2.0 million ($11.21 per Bbl) in the first six months of 2005.
     The operating margin from oil and gas sales on a per unit basis increased from $3.74 per Mcfe in the first six months of 2004 to $5.28 per Mcfe in the first six months of 2005. The average price increased $1.63 per Mcfe which was partially offset by an increase in production expense of $0.06 per Mcfe and an increase in production taxes of $0.03 per Mcfe in the first six months of 2005 compared to the first six months of 2004.
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
     Derivative fair value (gain) loss was a gain of $321,000 in the first six months of 2004 compared to a loss of $3.3 million in the first six months of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $515,000 related to the ineffective portion of crude oil and natural gas swaps qualifying for hedge accounting which was recorded in the first six months of 2005.
     Interest expense decreased $409,000 from $12.2 million in the first six months of 2004 to $11.8 million in the first six months of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.
     Income tax expense was $1.2 million for the first six months of 2005 compared to $2.6 million for the first six months of 2004. The decrease is primarily related to a decrease in income from continuing operations before income taxes and as a result of changes in the Ohio tax law. On June 30, 2005 the State of Ohio enacted new tax legislation that will result in the elimination of the income and franchise tax over a four year period and it will be replaced with a gross receipts based tax. As a result of the new tax structure we recorded a tax benefit of $1.1 million to adjust the recorded deferred tax account balances for Ohio during the second quarter of 2005.
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
     Our operating activities provided cash flows of $33.4 million during the first six months of 2005 compared to $15.9 million in the first six months of 2004. The increase was primarily due to higher cash received for oil and gas revenues (net of hedging) and changes in working capital items of $5.3 million.
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
     Cash flows used in financing activities decreased $9.4 million in the first six months of 2005 primarily due to lower debt repayment during the first six months of 2005 and the settlement of derivative liabilities recorded in purchase accounting due to the Merger.
     Our current ratio at June 30, 2005 was 0.80 to 1. During the first six months of 2005, the working capital from continuing operations decreased $9.4 million from a deficit of $4.2 million at December 31, 2004 to a deficit of $13.6 million at June 30, 2005. The decrease was primarily due to a $14.2 million increase in the current liability for the fair value of derivatives and a $3.2 million decrease in accounts receivable partially offset by a $4.6 million increase in the deferred income taxes asset and a $2.4 million increase in cash and cash equivalents.

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
     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $0.50 per Mcf, our gas sales revenues for the quarter would decrease by $324,000, after considering the effects of the hedging contracts in place at June 30, 2005. If the price of crude oil decreased $3.00 per Bbl, oil sales revenues for the quarter would decrease by $82,000, after considering the effects of the hedging contracts in place at June 30, 2005. We had net pre-tax losses on our hedging activities reported in oil and gas sales revenue of $2.0 million in the first six months of 2005 and $8.4 million in the first six months of 2004. At June 30, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.
     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2005:

	Natural Gas Swaps		Natural Gas Collars		Crude Oil Swaps
		NYMEX		NYMEX Price
		Price per		per Mmbtu	Estimated	NYMEX
Quarter Ending	Bbtu	Mmbtu	Bbtu	Floor/Cap (1)	Mbbls	Price per Bbl
September 30, 2005	1,500	$3.70	1,500	$4.00-5.32	67	$33.72
December 31, 2005	1,500	3.70	1,500	4.00-5.32	67	33.31

	3,000	$3.70	3,000	$4.00-5.32	134	$33.52

March 31, 2006	2,829	$6.14			63	$32.71
June 30, 2006	2,829	5.24			62	32.35
September 30, 2006	2,829	5.22			62	32.02
December 31, 2006	2,829	5.39			62	31.71

	11,316	$5.50			249	$32.20

Year Ending
December 31, 2007	10,745	$4.97			227	$30.91
December 31, 2008	10,126	4.64			208	29.96
December 31, 2009	9,529	4.43			191	29.34
December 31, 2010	8,938	4.28			175	28.86
December 31, 2011	8,231	4.19			157	28.77
December 31, 2012	7,005	4.09			138	28.70
December 31, 2013	6,528	4.04			127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units

(1)	The NYMEX price per Mmbtu floor/cap for the natural gas collars in 2005 assume the monthly NYMEX settles at $3.10 per Mmbtu or higher. If the monthly NYMEX settles at less than $3.10 per Mmbtu then the NYMEX price per Mmbtu will be the NYMEX settle plus $0.90.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, the our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
     Except as noted below, there were no changes in the internal control over financial reporting that occurred during the period ended June 30, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.
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
     This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, the periods ended March 31, June 30, September 30 and December 31, 2004 and the period ended June 30, 2005. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2005.
Plans for Remediation
     Management intends to remediate the material weakness in internal control over financial reporting and will report on its status when it files its Form 10-K for the year ending December 31, 2005. In particular, management intends to:
•	revise the our accounting policies and procedures for derivative accounting to meet the requirements of SFAS 133; and

•	strengthen our internal knowledge base regarding hedge accounting with improved training and expertise.
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

BELDEN & BLAKE CORPORATION
Date: March 30, 2006	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director

Date: March 30, 2006	By:	/s/ James M. Vanderhider
James M. Vanderhider, President
and Chief Financial Officer