Form 10-Q/A
period 2005-09-30
BELDEN & BLAKE CORP /OH/
filed 2006-03-31
CIK 880114

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

BELDEN & BLAKE CORPORATION

INDEX

Page
Amendment No. 1 Overview	1
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Successor Company) (unaudited) and December 31, 2004 (Predecessor I Company)	2
Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2005 and 2004:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 46 day period from July 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 6 day period from July 1, 2004 to July 6, 2004	3
Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2005 and 2004:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 227 day period from January 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 188 day period from January 1, 2004 to July 6, 2004	4
Consolidated Statements of Cash Flows (unaudited) for the nine months ended:
Successor Company for the 46 day period from August 16, 2005 to September 30, 2005; the Predecessor I Company 227 day period from January 1, 2005 to August 15, 2005 and 86 day period from July 7, 2004 to September 30, 2004; and the Predecessor II Company 188 day period from January 1, 2004 to July 6, 2004	5
Notes to Consolidated Financial Statements )	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II Other Information
Item 1. Legal Proceedings	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 6. Exhibits	31
Exhibit 31.1 Certification of CEO
Exhibit 31.2 Certification of CFO
Exhibit 32.1 Certification of CEO Section 906
Exhibit 32.2 Certification of CFO Section 906

Amendment No. 1 Overview
     This Amendment No. 1 to the Belden & Blake Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (the “ Commission” on November 21, 2005, is being filed to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2005. For a more detailed description of this matter, see Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A.
     The information contained in this amendment, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after November 21, 2005, the date of the original filing of this Form 10-Q. As discussed in Part I Item 4, management identified a control deficiency that constitutes a material weakness. In addition, currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.

CONSOLIDATED BALANCE SHEETS

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Successor Company	Predecessor I Company
	September 30,	December 31,
	2005	2004
	(As Restated, See Note 2)	(As Restated, See Note 2)
ASSETS
Current assets
Cash and cash equivalents	$4,404	$18,407
Accounts receivable, net	23,467	18,667
Inventories	1,323	518
Deferred income taxes	38,207	11,169
Other current assets	1,562	1,101

Total current assets	68,963	49,862
Property and equipment, at cost
Oil and gas properties (successful efforts method)	657,068	514,242
Gas gathering systems	1,765	4,485
Land, buildings, machinery and equipment	6,815	7,720

	665,648	526,447
Less accumulated depreciation, depletion and amortization	4,568	16,917

Property and equipment, net	661,080	509,530
Goodwill	92,427	—
Other assets	2,904	11,461

	$825,374	$570,853

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$4,464	$3,796
Accrued expenses	24,729	23,445
Current portion of long-term liabilities	653	1,964
Fair value of derivatives	95,036	24,902

Total current liabilities	124,882	54,107
Long-term liabilities
Bank and other long-term debt	52,087	88,592
Senior secured notes	200,681	192,500
Subordinated promissory note-related party	25,000	—
Asset retirement obligations and other long-term liabilities	19,712	14,390
Fair value of derivatives	214,828	55,182
Deferred income taxes	94,223	108,994

	606,531	459,658
Shareholder’s equity
Common stock without par value: Successor; 3,000 shares authorized; 1,534 issued; Predecessor; 1,500 shares authorized and issued	—	—
Paid in capital	125,000	77,500
Retained earnings	660	7,263
Accumulated other comprehensive loss	(31,699)	(27,675)

Total shareholder’s equity	93,961	57,088

	$825,374	$570,853

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 46 Day	For the 86 Day	For the 6 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	July 1, 2005 to	July 7, 2004 to	July 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
	(As Restated See Note 2)	(As Restated See Note 2)	(As Restated See Note 2)
Revenues
Oil and gas sales	$20,956	$15,481	$25,615	$—
Gas gathering and marketing	1,625	1,419	2,179	—
Other	81	67	550	—

	22,662	16,967	28,344	—
Expenses
Production expense	3,284	2,667	5,500	1,171
Production taxes	524	406	650	—
Gas gathering and marketing	1,441	1,209	2,026	46
Exploration expense	379	490	1,334	503
General and administrative expense	381	618	1,100	1,172
Franchise, property and other taxes	41	30	67	—
Depreciation, depletion and amortization	4,528	4,248	8,611	—
Accretion expense	149	163	134	—
Derivative fair value loss	7,982	4,981	2,968	2,359
Transaction expenses	—	7,535	—	26,001

	18,709	22,347	22,390	31,252

Operating income (loss)	3,953	(5,380)	5,954	(31,252)
Other expense
Interest expense	2,903	3,010	6,143	—

Income (loss) from continuing operations before income taxes	1,050	(8,390)	(189)	(31,252)
Provision (benefit) for income taxes	390	(2,732)	(569)	(7,439)

Income (loss) from continuing operations	660	(5,658)	380	(23,813)
Income from discontinued operations, net of tax	—	—	—	241

Net income (loss)	$660	$(5,658)	$380	$(23,572)

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 227 Day	For the 86 Day	For the 188 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	January 1, 2005 to	July 7, 2004 to	January 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
	(As Restated See Note 2)	(As Restated See Note 2)	(As Restated See Note 2)
Revenues
Oil and gas sales	$20,956	$71,400	$25,615	$45,307
Gas gathering and marketing	1,625	6,439	2,179	5,057
Other	81	284	550	458

	22,662	78,123	28,344	50,822
Expenses
Production expense	3,284	13,423	5,500	12,122
Production taxes	524	1,901	650	1,300
Gas gathering and marketing	1,441	5,629	2,026	4,579
Exploration expense	379	2,424	1,334	3,220
General and administrative expense	381	3,835	1,100	3,672
Franchise, property and other taxes	41	129	67	115
Depreciation, depletion and amortization	4,528	21,265	8,611	9,089
Accretion expense	149	745	134	195
Derivative fair value loss	7,982	8,258	2,968	2,038
Transaction expenses	—	7,535	—	26,001

	18,709	65,144	22,390	62,331

Operating income (loss)	3,953	12,979	5,954	(11,509)
Other expense
Interest expense	2,903	14,786	6,143	12,184

Income (loss) from continuing operations before income taxes	1,050	(1,807)	(189)	(23,693)
Provision (benefit) for income taxes	390	(1,487)	(569)	(4,824)

Income (loss) from continuing operations	660	(320)	380	(18,869)
Income from discontinued operations, net of tax	—	—	—	28,868

Net income (loss)	$660	$(320)	$380	$9,999

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
				Predecessor II
	Successor Company	Predecessor I Company		Company
	For the 46 Day	For the 227 Day	For the 86 Day	For the 188 Day
	Period From	Period From	Period From	Period From
	August 16, 2005 to	January 1, 2005 to	July 7, 2004 to	January 1, 2004 to
	September 30, 2005	August 15, 2005	September 30, 2004	July 6, 2004
	(As Restated See Note 2)	(As Restated See Note 2)	(As Restated See Note 2)
Cash flows from operating activities:
Net income (loss)	$660	$(320)	$380	$9,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,528	21,265	8,611	9,723
Accretion	149	745	134	221
Gain on sale of businesses	—	—	—	(45,223)
(Gain) loss on disposal of property and equipment	(21)	86	37	375
Amortization of derivatives and other noncash hedging activities	7,717	12,344	1,845	2,037
Exploration expense	379	2,424	1,334	4,639
Deferred income taxes	390	(1,487)	(569)	10,802
Stock-based compensation	—	2,586	—	3,990
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	(1,459)	213	3,422	(900)
Inventories	(571)	(85)	112	79
Accounts payable and accrued expenses	3,427	(8,845)	(993)	678

Net cash provided by (used in) operating activities	15,199	28,926	14,313	(3,580)
Cash flows from investing activities:
Disposition of businesses, net of cash	—	—	—	72,464
Proceeds from property and equipment disposals	21	5	117	247
Exploration expense	(379)	(2,424)	(1,334)	(4,639)
Additions to property and equipment	(4,942)	(17,177)	(4,482)	(18,597)
(Increase) decrease in other assets	(11)	(34)	(18)	1,218

Net cash (used in) provided by investing activities	(5,311)	(19,630)	(5,717)	50,693
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	—	192,500
Proceeds from senior secured facility — term loan	—	—	—	100,000
Proceeds from senior secured facility	—	57,000	—	—
Sale of common stock	—	—	—	77,500
Proceeds from subordinated promissory note	—	25,000	—	—
Repayment of senior subordinated notes	—	—	(1,040)	(223,960)
Payment to shareholders and optionholders	—	—	—	(113,674)
Debt issue costs	—	(2,120)	—	(11,700)
Settlement of derivative liabilities recorded in purchase accounting	(7,040)	(20,440)	(2,824)
Repayment of senior secured facility — term loan	—	(89,500)	(250)	—
Repayment of senior secured facility	(5,000)	—	—
Proceeds from revolving line of credit	—	—	—	146,636
Repayment of long-term debt and other obligations	(3)	(84)	—	(194,187)
Equity contribution	—	9,000	—	—
Proceeds from stock options exercised	—	—	—	111
Repurchase of stock options	—	—	—	(283)
Purchase of treasury stock	—	—	—	(29)

Net cash used in financing activities	(12,043)	(21,144)	(4,114)	(27,086)

Net (decrease) increase in cash and cash equivalents	(2,155)	(11,848)	4,482	20,027
Cash and cash equivalents at beginning of period	6,559	18,407	21,467	1,440

Cash and cash equivalents at end of period	$4,404	$6,559	$25,949	$21,467

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated)(Unaudited)

September 30, 2005

(1) Change in Control Transaction, Merger and Basis of Presentation

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

     The aggregate value of the total equity consideration paid for the Transaction was $125 million, which consists of $116 million paid to former shareholders and a $9 million equity contribution to the Company. The table below summarizes the preliminary allocation of the Transaction’s purchase price based on the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price allocation is preliminary and subject to change as additional information becomes available.

(in thousands)
Net working capital, including cash of $8,290	$3,811
Oil and gas properties	652,569
Goodwill	92,427
Other assets	11,319
Derivative liability	(258,417)
Other non-current liabilities	(19,693)
Net deferred income tax liabilities	(74,247)
Long-term debt	(282,769)

Equity contribution	$125,000

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

     Following are unaudited pro forma results of operations as if the Transaction occurred at the beginning of 2004 (in thousands):

	Nine months ended September 30,
	2005	2004
Total revenues	$100,785	$79,166
Income (loss) from continuing operations	3,842	(6,257)

     The unaudited pro forma information presented above assumes the transaction-related expenses were incurred prior to the period presented and does not purport to be indicative of the results that actually would have been obtained if the transaction had been consummated at the beginning of 2004 and is not intended to be a projection of future results or trends.

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

(2)	Restatements
     Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2005, the Company determined that the financial statements contained errors, as stated, relating to the accounting for: (A) the ineffective component of non-zero value derivatives designated as cash flow hedges, (B) a derivative liability for certain derivative contracts that had settled but had not yet been paid, (C) accumulated other comprehensive income related to settled cash flow hedges, and (D) the purchase price allocation related to the Transaction, as discussed in the following paragraphs.
(A) Ineffective component of non-zero value derivatives designated as cash flow hedges. Non-zero value derivatives resulted from allocating purchase price to the derivatives in conjunction with the purchase transaction on August 16, 2005 discussed in Note 1. The Company previously did not correctly report the ineffectiveness of the non-zero value cash flow hedges in the financial statements subsequent to the merger on July 7, 2004 and the purchase transaction on August 16, 2005. The ineffectiveness of the derivative should have been recorded as an adjustment to the derivative fair value gain/loss in the consolidated statements of operations and as financing activities in the consolidated statements of cash flows. The adjustment to correct this error resulted in losses for the three months and nine months ended September 30, 2005 of $3.5 million and $668,000, respectively, which are recorded in derivative fair value gain/loss.
(B) Derivative liability for certain derivative contracts that had settled but had not yet been paid. The Company did not record a liability for derivative financial instruments that settled prior to month end, but were paid subsequent to month end. The adjustment to correct this error resulted in an increase in the derivative fair value liability at September 30, 2005 was $9.4 million. For qualifying derivatives, the adjustment was recorded in Accumulated Other Comprehensive Income. For non-qualifying derivatives, the adjustment was recorded in derivative fair value gain/loss.
(C) Accumulated other comprehensive income related to settled cash flow hedges. The Company did not properly record revenues for derivative liabilities established in purchase accounting that settled. This error occurred due to an incorrect calculation in the net change in accumulated other comprehensive income relating to cash flow hedges beginning at the date of the merger on July 7, 2004. The adjustment to correct this error resulted in an increase in non-cash oil and gas revenues for the three months and nine months ended September 30, 2005 of $6.7 million and $15.2 million respectively, with offsetting adjustments to accumulated other comprehensive income.
(D) Purchase Price Allocation Adjustment. We now have better estimates due to more information related to the purchase price allocation for the Transaction discussed in Note 1, which resulted in a decrease to prepaid expenses of $582,000, a decrease to current deferred income tax asset of $93,000, an increase in long-term deferred tax liabilities of $2.3 million, a decrease in accrued expenses of $736,000, an increase in goodwill of $3.2 million and an increase in other long-term assets of $27,000.
     The Company also corrected the classification of the settlement of derivatives recorded in purchase accounting in the Consolidated Statement of Cash Flows from operating activities to financing activities.
     As a result, the accompanying unaudited condensed consolidated financial statements have been restated from the amounts previously reported to correct these errors.

A summary of the significant effects of the restatements is as follows (in thousands:)

	Successor		Predecessor I
	September 30, 2005		December 31, 2004
BALANCE SHEET	As Previously Reported	As Restated	As Previously Reported	As Restated

Deferred income taxes	$35,206	$38,207	$10,558	$11,169
Total current assets	65,962	68,963	49,251	49,862
Goodwill	89,270	92,427	—	—
Other assets	2,878	2,904	11,461	11,461
Total assets	819,190	825,374	570,242	570,853
Accrued expenses	25,464	24,729	23,445	23,445
Fair value of derivatives	85,638	95,036	23,252	24,902
Total current liabilities	116,219	124,882	52,457	54,107
Deferred income taxes	91,941	94,223	108,994	108,994
Retained earnings	909	660	890	7,263
Accumulated other comprehensive loss	(27,187)	(31,699)	(20,263)	(27,675)
Total shareholder’s equity	98,722	93,961	58,127	57,088

	Nine Months Ended September 30, 2005
	Successor Company		Predecessor I Company
	For the 46 Day Period From August 16, 2005 to		For the 227 Day Period From January 1, 2005 to
STATEMENT OF OPERATIONS:	September 30, 2005		August 15, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Oil and gas sales	$16,620	$20,956	$60,576	$71,400
Total revenue	18,326	22,662	67,299	78,123
Derivative fair value loss	3,263	7,982	12,307	8,258
Total operating expense	13,990	18,709	69,193	65,144
Operating income (loss)	4,336	3,953	(1,894)	12,979
Income (loss) from continuing operations before income taxes	1,433	1,050	(16,680)	(1,807)
Provision (benefit) for income taxes	524	390	(7,011)	(1,487)
Income (loss) from continuing operations	909	660	(9,669)	(320)
Net income (loss)	909	660	(9,669)	(320)

	Nine Months Ended September 30, 2004
	Predecessor I Company		Predecessor II Company
	For the 86 Day Period From July 7, 2004 to		For the 188 Day Period From January 1, 2004 to
STATEMENT OF OPERATIONS:	September 30, 2004		July 6, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Oil and gas sales	$21,896	$25,615	$45,307	$45,307
Total revenue	24,625	28,344	50,822	50,822
Derivative fair value loss	4,016	2,968	2,038	2,038
Total operating expense	23,438	22,390	62,331	62,331
Operating income (loss)	1,187	5,954	(11,509)	(11,509)
Income (loss) from continuing operations before income taxes	(4,956)	(189)	(23,693)	(23,693)
Provision (benefit) for income taxes	(2,314)	(569)	(4,824)	(4,824)
Income (loss) from continuing operations	(2,642)	380	(18,869)	(18,869)
Net income (loss)	(2,642)	380	9,999	9,999

	Three Months Ended September 30, 2005
	Successor Company		Predecessor I Company
	For the 46 Day Period From August 16, 2005 to		For the 46 Day Period From July 1, 2005 to
STATEMENT OF OPERATIONS:	September 30, 2005		August 15, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Oil and gas sales	$16,620	$20,956	$13,146	$15,481
Total revenue	18,326	22,662	14,632	16,967
Derivative fair value loss	3,263	7,982	6,212	4,981
Total operating expense	13,990	18,709	23,578	22,347
Operating income (loss)	4,336	3,953	(8,946)	(5,380)
Income (loss) from continuing operations before income taxes	1,433	1,050	(11,956)	(8,390)
Provision (benefit) for income taxes	524	390	(3,983)	(2,732)
Income (loss) from continuing operations	909	660	(7,973)	(5,658)
Net income (loss)	909	660	(7,973)	(5,658)

	Three Months Ended September 30, 2004
	Predecessor I Company		Predecessor II Company
	For the 86 Day Period From July 7, 2004 to		For the 6 Day Period From July 1, 2004 to
STATEMENT OF OPERATIONS:	September 30, 2004		July 6, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Oil and gas sales	$21,896	$25,615	$—	$—
Total revenue	24,625	28,344	—	—
Derivative fair value loss	4,016	2,968	2,359	2,359
Total operating expense	23,438	22,390	31,252	31,252
Operating income (loss)	1,187	5,954	(31,252)	(31,252)
Income (loss) from continuing operations before income taxes	(4,956)	(189)	(31,252)	(31,252)
Provision (benefit) for income taxes	(2,314)	(569)	(7,439)	(7,439)
Income (loss) from continuing operations	(2,642)	380	(23,813)	(23,813)
Net income (loss)	(2,642)	380	(23,572)	(23,572)

	Nine Months Ended September 30, 2005
	Successor Company		Predecessor I Company
	For the 46 Day Period From August 16, 2005 to		For the 227 Day Period From January 1, 2005 to
	September 30, 2005		August 15, 2005
STATEMENT OF CASH FLOWS:	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income (loss)	$909	$660	$(9,669)	$(320)
Amortization of derivatives and other noncash hedging activities	(288)	7,717	7,359	12,344
Deferred income taxes	524	390	(7,011)	(1,487)
Accounts receivable and other operating assets	(877)	(1,459)	(369)	213
Net cash provided by (used in) operating activities	8,159	15,199	8,486	28,926
Settlement of derivatives		(7,040)		(20,440)
Net cash used in financing activities	(5,003)	(12,043)	(704)	(21,144)

	Nine Months Ended September 30, 2004
	Predecessor I Company		Predecessor II Company
	For the 86 Day Period From July 7, 2004 to		For the 188 Day Period From January 1, 2004 to
	September 30, 2004		July 6, 2004
STATEMENT OF CASH FLOWS:	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income (loss)	$(2,642)	$380	$9,999	$9,999
Amortization of derivatives and other noncash hedging activities	3,788	1,845	2,037	2,037
Deferred income taxes	(2,314)	(569)	10,802	10,802
Net cash provided by (used in) operating activities	11,489	14,313	(3,580)	(3,580)
Settlement of derivatives		(2,824)
Net cash used in financing activities	(1,290)	(4,114)	(27,086)	(27,086)

(3) Long-Term Debt

	Successor Company	Predecessor I Company
	September 30, 2005	December 31, 2004
Long-term debt consists of the following (in thousands)
Bank Revolving Credit facility	$52,000	$—
Senior secured facility	—	89,500
Senior secured notes	200,681	192,500
Subordinated promissory note (related party)	25,000	—
Other	93	97

	277,774	282,097
Less current portion	6	1,005

Long-term debt	$277,768	$281,092

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

     The Amended Credit Agreement contains covenants that will limit the ability of the Company to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock of the Company or its subsidiaries; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber the capital stock of the Company or its subsidiaries; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. As of September 30, 2005, we were in compliance with all financial covenants and requirements under the existing credit facilities. See note 1 for discussion on the waiver received in relation to the amendments.

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

     In connection with the Company’s entry into the Amended Credit Agreement, the Company executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payment on September 30, 2005 was paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap (defined hereinafter) and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).

     On August 16, 2005 the Company repaid the amounts outstanding under the term facility, which was a component of the $170 million Credit Agreement previously described, with cash borrowed under the Amended Credit Agreement.

ISDA Master Agreement

     The Company amended and restated the Schedule and Credit Support Annex to its ISDA Master Agreement, dated as of June 30, 2004, by and between the Company and J. Aron & Company (“J. Aron Swap”), pursuant to which the Company has agreed, from time to time, to enter into cash-settled hedge transactions with J. Aron & Company, as hedge counterparty, in connection with various gas and oil commodity derivatives transactions. The amendments to the J. Aron Swap conform the terms of the Schedule and Credit Support Annex to the terms of the Amended Credit Agreement, change certain covenants and reduce the maximum amount of the letter of credit securing the hedge obligations from $55 million to $40 million. See note 1 for discussion on the waiver received in relation to the amendments.

Senior Secured Notes

     The Company has 8.75% Senior Secured Notes outstanding with a principal amount of $192.5 million. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date.

     The Transaction resulted in a change of control of the Company under the indenture governing the Senior Secured Notes. The Company commenced a tender offer for the Senior Secured Notes, as required under the indenture, on August 26, 2005. The tender offer expired on October 12, 2005 with no notes tendered.

(4) Derivatives and Hedging

     The Company's financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. As a result of the adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not designated as hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset by changes in the fair value of the hedged assets, liabilities, or firm commitments that are attributable to the hedged risk, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated commodity hedges will be recognized as increases or decreases to oil and gas revenues during the same periods in which the underlying forecasted transactions are recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.

     The relationship between the hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the contract and on an ongoing basis. The Company assesses effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer highly effective as a hedge or if it decides to discontinue the hedging relationship.

     From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas or crude oil price volatility and support capital expenditure plans. The Company's derivative financial instruments take the form of swaps or collars. At September 30, 2005, the Company's derivative contracts were comprised of natural gas swaps and collars and crude oil swaps, which were placed with a major financial institution that it believes is a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. The changes in fair value of non-qualifying derivative contracts are reported in expense in the consolidated statements of operations as derivative fair value loss.

     The Company uses NYMEX-based commodity derivative contracts to hedge natural gas, because its natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, the Company has ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. The Company has collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. The Company's NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. The Company had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price, which is different from the NYMEX price. At August 16, 2005, the Company's oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair value of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps since July 7, 2004 are recorded as “Derivative fair value gain or loss.”

     During the first nine months of 2005 and 2004, net losses of $18.1 million ($12.4 million after tax) and $13.2 million ($8.4 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings as the contracts settled. The fair value of open hedges in accumulated other comprehensive income decreased $255.1 million ($173.9 million after tax) in the first nine months of 2005 and decreased $64.0 million ($40.6 million after tax) in the first nine months of 2004. At September 30, 2005, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $20.8 million. At September 30, 2005, the Company has partially hedged its exposure to the variability in future cash flows through December 2013.

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

     In September 2005, the Company entered into an interest rate swap that matures on September 16, 2008. The Company will pay a fixed 1-month LIBOR rate of 4.285% on the notional amount of $40 million and receive a variable rate based on LIBOR. This is designated as a cash flow hedge and qualifies for the shortcut method.

(5) Stock-Based Compensation

     The Company measures expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB 25, no compensation expense is required to be recognized upon the issuance of stock options to key employees if the exercise price of the option is equal to the market price of the underlying common stock at the date of grant.

     For the nine months ended September 30, 2004, all outstanding stock options were expensed due to the Merger on July 7, 2004. The Successor Company and Predecessor I company did not have any stock options.

     The changes in share value of common stock and the vesting of shares are reported as adjustments to compensation expense. The changes in share value and the vesting of shares in the predecessor II company period ended July 6, 2004, resulted in a non-cash increase in compensation expense of $4.0 million. The successor company and predecessor I company did not have any stock-based compensation.

     In connection with the closing of the Transaction, the Company issued approximately 34 shares of common stock to Messrs. Winne and Becci. The shares were purchased from them at the closing of the Transaction. These shares were reported as compensation expense of $2.6 million and included in the transaction expenses in the Predecessor I Company Period ended August 15, 2005.

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

(8) Contingencies

     In April 2002, the Company was notified of a claim by an overriding royalty owner in Michigan alleging the underpayment of royalties resulting from disputes as to the interpretation of the terms of several farmout agreements. On July 6, 2004, a suit was filed in Otsego County, Michigan by the successor in interest to these royalty interests, alleging substantially the same underpayments. In April 2005, the Company entered into a settlement agreement that provided for a payment to the royalty owner of an amount approximately equal to the amount accrued at March 31, 2005 and an increase in the future overriding royalty percentage in several wells. The result had no material adverse effect on the Company's financial position, results of operations or cash flows.

(9) Related Party Transactions

     In connection with the Company’s entry into the Amended Credit Agreement, the Company executed a Subordinated Promissory Note in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. The Company received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payment on September 30, 2005 was paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee. See Note 3.

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

Derivatives and Hedging

     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recognize all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. Changes in the fair value of derivative instruments that are fair value hedges are offset by changes in the fair value of the hedged assets, liabilities, or firm commitments that were attributable to the hedged risk, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings.

     The relationship between the hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at inception of the contract and on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

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

     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we have ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. We have collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger.

These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we have retained these instruments as protection against changes in commodity prices and we will continue to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. We had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price, which is different from the NYMEX price. At August 16, 2005, our oil swaps no longer qualify for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps since July 7, 2004 are recorded as “Derivative fair value gain or loss.”

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

     The following Management’s Discussion and Analysis is based on the results of operations from continuing operations, unless otherwise noted and gives effect to the restatement discussed in Note 2. Accordingly, discontinued operations have been excluded. The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Production
Gas (Mmcf)	3,633	3,795	10,844	11,492
Oil (Mbbls)	87	93	264	282
Total production (Mmcfe)	4,155	4,355	12,430	13,183
Average price
Gas (per Mcf)	$8.74	$5.85	$7.48	$5.33
Oil (per Bbl)	53.80	36.60	42.52	34.50
Mcfe	8.77	5.88	7.43	5.38
Average costs (per Mcfe)
Production expense	1.43	1.53	1.34	1.34
Production taxes	0.22	0.15	0.20	0.15
Depletion	2.00	1.83	1.93	1.16
Operating margin (per Mcfe)	7.12	4.20	5.89	3.89

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes

Results of Operations — Third Quarters of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $27.8 million in the third quarter of 2004 to $39.5 million in the third quarter of 2005. The increase was due to higher oil and gas sales revenues of $10.8 million and higher gas gathering and marketing revenues of $865,000.

     Gas volumes sold were 3.6 Bcf (billion cubic feet) in the third quarter of 2005, which was a decrease of 162 Mmcf (4%) compared to the third quarter of 2004. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $950,000. Oil volumes sold decreased approximately 6,000 Bbls (7%) from 93,000 Bbls in the third quarter of 2004 to 87,000 Bbls in the third quarter of 2005, resulting in a decrease in oil sales revenues of approximately $230,000. The lower volumes are primarily due to normal production declines partially offset by production from new wells drilled during 2004 and 2005.

     The average price realized for our natural gas increased $2.89 per Mcf from $5.85 in the third quarter of 2004 to $8.74 per Mcf in the third quarter of 2005, which increased gas sales revenues by approximately $10.5 million. As a result of our hedging activities, gas sales revenues were decreased by $2.0 million ($0.55 per Mcf) in the third quarter of 2005 and decreased by $447,000 ($0.12 per Mcf) in the third quarter of 2004. The average price realized for our oil increased from $36.60 per Bbl in the third quarter of 2004 to $53.80 per Bbl in the third quarter of 2005, which increased oil sales revenues by approximately $1.5 million. As a result of our hedging activities, oil sales revenues were decreased by approximately $520,000 ($5.98 per Bbl) in the third quarter of 2005 and decreased by $361,000 ($3.87 per Bbl) in the third quarter of 2004.

     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $4.20 per Mcfe in the third quarter of 2004 to $7.12 per Mcfe in the third quarter of 2005. The average price increased $2.89 per Mcfe and the average production expense decreased $0.10 per Mcfe, which were partially offset by an increase in production taxes of $0.07 per Mcfe in the third quarter of 2005 compared to the third quarter of 2004.

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

     Derivative fair value (gain) loss was a loss of $5.3 million in the third quarter of 2004 compared to a loss of $13.0 million in the third quarter of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and $523,000 and $681,000 related to the ineffective portion of crude oil and natural gas swaps qualifying for hedge accounting which were recorded in the third quarters of 2004 and 2005, respectively.

     Transaction expenses were recorded in the Predecessor I Company and Predecessor II Company Periods. These expenses include severance and retention payments accrued or made to employees, unamortized loan costs written off, temporary financing facility costs, costs of the consent solicitation process for our $225 million Senior Subordinated Notes due 2007 and buyer and seller investment banking fees, professional fees and other transaction related expenses.

     Interest expense decreased $229,000 from $6.1 million in the third quarter of 2004 to $5.9 million in the third quarter of 2005. This decrease was due to lower average outstanding borrowings.

     There was an income tax benefit of $2.3 million in the third quarter of 2005 compared to a benefit of $8.0 million in the third quarter of 2004. The decrease in the income tax benefit was primarily due to a decrease in the loss from continuing operations before income taxes in the 2005 period compared to the 2004 period, partially offset by a higher effective tax rate in the 2005 period. The effective tax rate was higher in the 2005 period due to certain nondeductible transaction-related expenses in the 2004 period which reduced the 2004 rate.

Results of Operations — Nine Months of 2005 and 2004 Compared

Revenues

     Net operating revenues increased from $78.2 million in the first nine months of 2004 to $100.4 million in the first nine months of 2005. The increase was due to higher oil and gas sales revenues of $21.4 million and higher gas gathering and marketing revenues of $828,000.

     Gas volumes sold were 10.8 Bcf in the first nine months of 2005, which was a decrease of 648 Mmcf (6%) compared to the first nine months of 2004. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $3.5 million. Oil volumes sold decreased approximately 18,000 Bbls (6%) from 282,000 Bbls in the first nine months of 2004 to 264,000 Bbls in the first nine months of 2005 resulting in a decrease in oil sales revenues of approximately $610,000. The lower oil and gas sales volumes are primarily due to normal production declines partially offset by production from new wells drilled during 2004 and 2005.

     The average price realized for our natural gas increased $2.15 per Mcf from $5.33 in the first nine months of 2004 to $7.48 per Mcf in the first nine months of 2005, which increased gas sales revenues by approximately $23.3 million. As a result of our hedging activities, gas sales revenues were decreased by $2.0 million ($0.19 per Mcf) in the first nine months of 2005 and decreased by $8.9 million ($0.77 per Mcf) in the first nine months of 2004. The average price realized for our oil increased from $34.50 per Bbl in the first nine months of 2004 to $42.52 per Bbl in the first nine months of 2005, which increased oil sales revenues by approximately $2.1 million. As a result of our hedging activities, oil sales revenues were decreased by approximately $2.5 million ($9.49 per Bbl) in the first nine months of 2005 and decreased by $361,000 ($1.28 per Bbl) in the first nine months of 2004.

     The operating margin from oil and gas sales on a per unit basis increased from $3.89 per Mcfe in the first nine months of 2004 to $5.89 per Mcfe in the first nine months of 2005. The average price increased $2.05 per Mcfe, which was partially offset by an increase in production taxes of $0.05 per Mcfe in the first nine months of 2005 compared to the first nine months of 2004.

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

     Derivative fair value (gain) loss was a loss of $5.0 million in the first nine months of 2004 compared to a loss of $16.2 million in the first nine months of 2005. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges, and $523,000 and $1.2 million related to the ineffective portion of crude oil and natural gas swaps qualifying for hedge accounting, which were recorded in the first nine months of 2004 and 2005, respectively.

     Interest expense decreased $638,000 from $18.3 million in the first nine months of 2004 to $17.7 million in the first nine months of 2005. This decrease was due to lower blended interest rates partially offset by an increase in average outstanding borrowings.

     There was an income tax benefit of $1.1 million for the first nine months of 2005 compared to a benefit of $5.4 million for the first nine months of 2004. The decrease in the income tax benefit was primarily related to a decrease in the loss from continuing operations before income taxes, partially offset by a higher effective tax rate in the 2005 period. The effective tax rate was higher in the 2005 period due to certain nondeductible transaction-related expenses in the 2004 period which reduced the 2004 rate and a change in the Ohio tax law in the 2005 period. On June 30, 2005 the State of Ohio enacted new tax legislation that will result in the elimination of the income and franchise tax over a four year period and it will be replaced with a gross receipts based tax. As a result of the new tax structure, we recorded a tax benefit of $1.1 million to adjust the recorded deferred tax account balances for Ohio during the second quarter of 2005. This benefit increased the effective tax rate during the 2005 period.

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

     Our operating activities provided cash flows of $44.1 million during the first nine months of 2005 compared to $10.7 million in the first nine months of 2004. The increase was primarily due to higher cash received for oil and gas revenues (net of hedging) in 2005, lower transaction costs in 2005, partially offset by an increase in working capital in 2005.

     Our investing activities used cash flows of $24.9 million during the first nine months of 2005 compared to $45.0 million provided in the first nine months of 2004. In the first nine months of 2004 the TBR and Arrow asset sales provided cash flows of $72.7 million.

     Cash flows used in financing activities decreased $2.0 million in the first nine months of 2005 primarily due to the settlement of derivative liabilities recorded in purchase accounting due to the Merger and the Transaction partially offset by the refinancing and capitalization in connection with the Merger and the Transaction.

     Our current ratio at September 30, 2005 was 0.55 to 1. During the first nine months of 2005, the working capital decreased $51.7 million from a deficit of $4.2 million at December 31, 2004 to a deficit of $55.9 million at September 30, 2005. The decrease was primarily due to a $70.1 million increase in the current liability for the fair value of derivatives and a $14.0 million decrease in cash partially offset by a $27.0 million increase in the deferred income taxes asset and a $4.8 million increase in accounts receivable.

Capital Expenditures

     During the first nine months of 2005, we spent approximately $25 million, including exploratory dry hole expense, on our drilling activities and other capital expenditures. In the first nine months of 2005, we drilled 107 gross (104.6 net) development wells, all of which have been or are expected to be successfully completed as producers in the target formation. This cost excludes approximately $679,000 related to wells in progress as of September 30, 2005, including approximately $242,000 to drill 2 gross (1.5 net) exploratory Trenton Black River wells in Ohio during the second quarter of 2005. If these wells are determined to be dry holes, their cost will be charged to exploration expense in subsequent periods.

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

     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $1.00 per Mcf, our gas sales revenues for the quarter would decrease by $633,000, after considering the effects of the hedging contracts in place at September 30, 2005. If the price of crude oil decreased $5.00 per Bbl, oil sales revenues for the quarter would decrease by $97,000, after considering the effects of the hedging contracts in place at September 30, 2005. We had net pre-tax losses on our hedging activities reported in oil and gas sales revenue of $4.6 million in the first nine months of 2005 and $9.2 million in the first nine months of 2004. At September 30, 2005, we had hedges on a portion of our oil and gas production for the remainder of 2005 through 2013. This sensitivity analysis is based on our 2005 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2005 listed in the table below.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

     There were no changes in the internal control over financial reporting that occurred during the period ended September 30, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Identification of Material Weakness in Internal Control over Financial Reporting

          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management and the Board of Directors have concluded that we did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, our accounting for certain hedging transactions did not meet the requirements of SFAS 133 and related interpretations in the following areas: (1) the recognition of additional expense for the ineffective component of non-zero value derivatives designated as cash flow hedges, (2) the recognition of a derivative liability for certain derivative contracts that had settled but had not yet been paid, (3) the correction of an error in the recording of Accumulated Other Comprehensive Income related to settled cash flow hedges and (4) the adjustment to income taxes for the effect of the previously discussed errors and (5) a change in our initial purchase price allocation, including deferred taxes.

          This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the periods ended March 31, June 30 and September 30, 2004 and 2005. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of September 30, 2005.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     See the disclosure in the Company’s prior 10-Q for the quarterly period ended June 30, 2005, as amended, filed with the SEC.

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