Form 10-Q
period 2006-03-31
BELDEN & BLAKE CORP /OH/
filed 2006-05-18
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-20100
BELDEN & BLAKE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1686642

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First City Tower 1001 Fannin Street, Suite 800
Houston, Texas	77002

(Address of principal executive offices)	(Zip Code)
(713) 659-3500

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
     Large Accelerated filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION
INDEX

Page
PART I Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1

Consolidated Statements of Operations:
Three months ended March 31, 2006 (Successor Company)
Three months ended March 31, 2005 (Predecessor I Company)	2

Consolidated Statements of Cash Flows:
Three months ended March 31, 2006 (Successor Company)
Three months ended March 31, 2005 (Predecessor I Company)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	17

PART II Other Information

Item 1. Legal Proceedings	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits	18
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32.1 906 CEO Certification
EX-32.2 906 CFO Certification

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$14,459	$8,172
Accounts receivable, net	22,253	25,225
Inventories	769	1,085
Deferred income taxes	9,726	25,752
Other current assets	299	349
Fair value of derivatives	333	174

Total current assets	47,839	60,757

Property and equipment, at cost
Oil and gas properties (successful efforts method)	667,463	661,094
Gas gathering systems	1,228	1,593
Land, buildings, machinery and equipment	6,800	6,795

	675,491	669,482
Less accumulated depreciation, depletion and amortization	23,840	14,456

Property and equipment, net	651,651	655,026
Goodwill	91,443	91,443
Fair value of derivatives	470	285
Other assets	2,519	2,607

	$793,922	$810,118

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$6,827	$5,314
Accrued expenses	29,635	28,496
Current portion of long-term liabilities	776	776
Fair value of derivatives	44,263	65,170

Total current liabilities	81,501	99,756

Long-term liabilities
Bank and other long-term debt	53,083	52,085
Senior secured notes	200,108	200,340
Subordinated promissory note — related party	25,000	25,000
Asset retirement obligations and other long-term liabilities	19,396	18,919
Fair value of derivatives	214,057	240,129
Deferred income taxes	88,033	84,490

Total long-term liabilities	599,677	620,963

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	125,000	125,000
Retained earnings	7,951	9,063
Accumulated other comprehensive loss	(20,207)	(44,664)

Total shareholder’s equity	112,744	89,399

	$793,922	$810,118

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor	Predecessor I
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Revenues
Oil and gas sales	$40,938	$27,921
Gas gathering and marketing	3,750	2,443
Other	105	107

	44,793	30,471
Expenses
Production expense	5,588	5,420
Production taxes	912	734
Gas gathering and marketing	3,283	2,106
Exploration expense	174	952
General and administrative expense	3,196	1,764
Franchise, property and other taxes	42	54
Depreciation, depletion and amortization	9,417	8,305
Accretion expense	292	255
Derivative fair value (gain) loss	7,290	6,217

	30,194	25,807

Operating income	14,599	4,664

Other expense
Interest expense	5,668	5,830

Income (loss) before income taxes	8,931	(1,166)
Provision (benefit) for income taxes	3,543	(530)

Net income (loss)	$5,388	$(636)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor	Predecessor I
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$5,388	$(636)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,417	8,305
Accretion expense	292	255
Loss on disposal of property and equipment	—	12
Amortization of derivatives and other noncash hedging activities	3,106	5,807
Exploration expense	174	952
Deferred income taxes	3,543	(530)
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	3,023	2,787
Inventories	238	8
Accounts payable and accrued expenses	1,570	(5,648)

Net cash provided by operating activities	26,751	11,312

Cash flows from investing activities:
Proceeds from property and equipment disposals	3,320	—
Exploration expense	(174)	(952)
Additions to property and equipment	(8,141)	(7,214)
(Increase) decrease in other assets	(18)	(14)

Net cash used in investing activities	(5,013)	(8,180)

Cash flows from financing activities:
Repayment of senior secured facility — term loan	—	(250)
Proceeds from revolving line of credit	13,000	—
Repayment of revolving line of credit	(12,000)	—
Repayment of long-term debt and other obligations	(4)	(28)
Settlement of derivative liabilities recorded in purchase accounting	(9,947)	(5,873)
Dividends	(6,500)	—

Net cash used in financing activities	(15,451)	(6,151)

Net (decrease) increase in cash and cash equivalents	6,287	(3,019)
Cash and cash equivalents at beginning of period	8,172	18,407

Cash and cash equivalents at end of period	$14,459	$15,388

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006
(1) Change in Control, Merger and Basis of Presentation
     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation (“Successor Company”) and its predecessors. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation (“Company”), Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest Management Partners, Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager (the “Transaction”). The Transaction resulted in a change in control of the Company (“Change in Control”).
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
     The Transaction and Merger were each accounted for as a purchase effective August 16, 2005 and July 7, 2004, respectively. The Transaction and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at August 16, 2005 and July 7, 2004. Accordingly, the financial statements for the periods subsequent to August 15, 2005 are presented on the Company’s new basis of accounting, while the results of operations for prior period reflect the historical results of the predecessor company. The “Successor Company” refers to the period from August 16, 2005 and forward. The “Predecessor I Company” refers to the period from July 7, 2004 through August 15, 2005.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Successor Company for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to conform to the current presentation.
(2) Derivatives and Hedging
     As a result of the adoption of SFAS 133 in 2001, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not cash flow hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated hedges will be recognized as increases or decreases to oil and gas revenues or interest expense during the same periods in which the underlying forecasted transactions impact earnings. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.
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
     From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage its exposure to natural gas, crude oil price or interest rate volatility and support its capital expenditure plans. The Company’s derivative financial instruments take the form of swaps or collars. At March 31, 2006, the Company’s derivative contracts were comprised of natural gas swaps, crude oil swaps and an interest rate swap, which were placed with major financial institutions that the Company believes are a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value loss.
     The Company uses New York Mercantile Exchange (“NYMEX”) based commodity derivative contracts to hedge natural gas, because the Company’s natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, the Company has ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. The Company had collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the period prior to the Merger. Although these collars were not deemed to be effective hedges in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against changes in commodity prices and the Company continued to record the mark-to-market adjustments on these natural gas collars, through 2005, in the Company’s income statement. The Company’s NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. The Company had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. At August 16, 2005, the Company’s oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps since July 7, 2004 are recorded as “Derivative fair value gain or loss.”
     During the first three months of 2006 and 2005, net losses of $9.9 million ($6.0 million after tax) and $4.7 million ($2.9 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $30.5 million ($18.5 million after tax) in the first quarter of 2006 and decreased $92.8 million ($58.1 million after tax) in the first quarter of 2005. At March 31, 2006, the estimated net gain in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $1.7 million. At March 31, 2006, we have partially hedged our exposure to the variability in future cash flows through December 2013.
     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at March 31, 2006:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per		Price per
Quarter Ending	Bbtu	Mmbtu	Mbbls	Bbl
June 30, 2006	2,829	5.24	62	32.35
September 30, 2006	2,829	5.22	62	32.02
December 31, 2006	2,829	5.39	62	31.71

	8,487	$5.28	186	$32.03

Year Ending
December 31, 2007	10,745	$4.97	227	$30.91
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units
     At March 31, 2006, the Company had an interest rate swap in place for $40 million that matures on September 16, 2008. The swap provides a 1-month LIBOR fixed rate at 4.285% plus the applicable margin. The fair value of this interest rate swap was an asset of $803,000 at March 31,2006. We had no derivative financial instruments for managing interest rate risks in place as of March 31, 2005.
(3) Industry Segment Financial Information
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
(4) Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor I
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
(in thousands)
Cash paid during the period for:
Interest	$9,822	$10,398
Income taxes	—	500
Non-cash investing and financing activities:
Non-cash additions to property and equipment	954	1,021
(5) Contingencies
     The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or the results of operations.
(6) Dispositions
     On March 31, 2006, we sold our interests in 13 Oriskany wells and the associated gas gathering system for approximately $3.3 million which approximated the net carrying value of such assets.

(7) Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three-month periods ended March 31, 2006 and 2005.

	Successor	Predecessor I
	Company	Company
	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Comprehensive income (loss):
Net income (loss)	$5,389	$(636)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) in derivative fair value	18,460	(58,146)
Reclassification adjustment for derivative loss reclassified into earnings	5,997	2,920

Change in accumulated other comprehensive income (loss)	24,457	(55,226)

Comprehensive income (loss)	$29,846	$(55,862)

(8) Related Party Transactions
     On March 15, 2006, the Company entered into a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). The Company recorded expenses of approximately $1.3 million for COPAS overhead fees, $1.7 million for field labor, vehicles and district office expense, $134,000 for COPAS drilling overhead fees and $262,000 for drilling labor costs in the first quarter of 2006 related to this agreement. The Company also reimbursed EnerVest Operating for expenses of $203,000 in the first quarter of 2006 related to the transition of accounting responsibilities from the Company to EnerVest Operating’s Charleston, West Virginia office.
     The Company paid approximately $166,000 to Opportune LLP in the first quarter of 2006 for consulting services related to the Company’s amended filings and the 2005 Form 10-K. John Vanderhider, brother of James Vanderhider, the Company’s President and Chief Financial Officer, is a consultant with Opportune.
     The Company paid approximately $98,000 to PetroAcct LP in the first quarter of 2006 for services related to the transition of accounting and information system responsibilities from the Company to EnerVest Operating. A subsidiary of EnerVest Management Partners, Ltd owns 50% of PetroAcct.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “will,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2005, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
CRITICAL ACCOUNTING POLICIES
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and SEC guidance. See the “Notes to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies.
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
Derivatives and Hedging
     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recognize all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not designated as cash flow hedges are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings.

Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated hedges are recognized as increases or decreases in oil and gas revenues or interest expense during the same periods in which the underlying forecasted transactions are recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately.
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
     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil price or interest rate volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At March 31, 2006, our derivative contracts were comprised of natural gas swaps, crude oil swaps and an interest rate swap, which were placed with major financial institutions that we believe have a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.
We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we have ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. We had collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the period prior to the Merger. Although these collars were not deemed to be effective hedges in accordance with the provisions of SFAS 133, we retained these instruments as protection against changes in commodity prices and we recorded the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. We had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. At August 16, 2005, our oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps since July 7, 2004 are recorded as “Derivative fair value gain or loss.”
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

Results of Operations
     The Transaction and Merger were accounted for as purchases effective August 16, 2005 and July 7, 2004, respectively. The Transaction and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at August 16, 2005 and July 7, 2004, respectively. Accordingly, the financial statements for the periods subsequent to July 7, 2004 and August 15, 2005 are each presented on a new basis of accounting.
     The allocation of the purchase price at fair value resulted in a significant increase in the book value of our assets. The increase in the book value of assets resulted in materially higher charges for depreciation, depletion and amortization in the Successor Company and Predecessor I Company periods. These higher charges are expected to continue in subsequent accounting periods.
     The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated. The average prices shown in the table include the effects of our qualified effective hedging activities.

	Three months ended March 31,
	2006	2005
Production
Gas (Mmcf)	3,537	3,563
Oil (Mbbls)	98	83
Total production (Mmcfe)	4,126	4,059

Average price
Gas (per Mcf)	$9.92	$7.00
Oil (per Bbl)	59.48	36.12
Mcfe	9.92	6.88
Average costs (per Mcfe)
Production expense	$1.35	$1.34
Production taxes	0.22	0.18
Depletion	2.22	1.89
Operating margin (per Mcfe)	8.35	5.36

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes
First Quarters of 2006 and 2005 Compared
Revenues
     Net operating revenues increased from $30.4 million in the first quarter of 2005 to $44.7 million in the first quarter of 2006. The increase was due to higher oil and gas sales revenues of $13.0 million and higher gas gathering and marketing revenues of $1.3 million.
     Gas volumes sold were 3.5 Bcf (billion cubic feet) in the first quarter of 2006 and the first quarter of 2005. Oil volumes sold increased approximately 15,000 Bbls (19%) from 83,000 Bbls in the first quarter of 2005 to 98,000 Bbls in the first quarter of 2006 resulting in a increase in oil sales revenues of approximately $550,000. The higher oil volumes were due to additional oil production from new wells drilled in 2005, partially offset by normal production declines.
     The average price realized for our natural gas increased $2.92 per Mcf from $7.00 in the first quarter of 2005 to $9.92 per Mcf in the first quarter of 2006, which increased gas sales revenues by approximately $10.3 million. As a result of our hedging activities, gas sales revenues were increased by

$4.2 million ($1.18 per Mcf) in the first quarter of 2006 and increased by $1.0 million ($0.28 per Mcf) in the first quarter of 2005. The average price realized for our oil increased from $36.12 per Bbl in the first quarter of 2005 to $59.48 per Bbl in the first quarter of 2006, which increased oil sales revenues by approximately $2.3 million.
     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis increased from $5.36 per Mcfe in the first quarter of 2005 to $8.35 per Mcfe in the first quarter of 2006. The average price increased $3.04 per Mcfe which was partially offset by an increase in production expense of $0.01 per Mcfe and an increase in production taxes of $0.04 per Mcfe in the first quarter of 2006 compared to the first quarter of 2005.
     The increase in gas gathering and marketing revenues was due to a $1.0 million increase in gas marketing revenues and a $264,000 increase in gas gathering revenues. The higher gas gathering and marketing revenues were primarily due to higher gas prices in the first quarter of 2006 compared to the first quarter of 2005.
Costs and Expenses
     Production expense was $5.4 million in the first quarter of 2005 and $5.6 million in the first quarter of 2006. The average production cost increased from $1.34 per Mcfe in the first quarter of 2005 to $1.35 per Mcfe in the first quarter of 2006. Production expense in the first quarter of 2006 increased by $332,000 ($0.08 per Mcfe) due to recording the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Transaction and due to higher fuel costs and general cost increases. In March 2006, we entered into a contract with EnerVest Operating for EnerVest to operate all of the company-operated oil and gas properties. As a result, we pay a COPAS overhead fee to EnerVest to provide all operations management and administration related to the oil and gas properties. The COPAS overhead charges are classified as general and administrative expense. This will result in lower production expenses and higher general and administrative expenses over time.
     Production taxes increased $178,000 from $734,000 in the first quarter of 2005 to $912,000 in the first quarter of 2006. Average per unit production taxes increased from $0.18 per Mcfe in the first quarter of 2005 to $0.22 per Mcfe in the first quarter of 2006. The increased production taxes are primarily due to higher oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense decreased $778,000 (82%) from $952,000 in the first quarter of 2005 to $174,000 in the first quarter of 2006. This decrease is primarily due to the focus on development activities in the current period.
     General and administrative expense increased $1.4 million (81%) from $1.8 million in the first quarter of 2005 to $3.2 million in the first quarter of 2006 primarily due to recording $1.3 million of COPAS overhead fees charged by EnerVest in the first quarter of 2006 and costs incurred related to the restatement of prior period financial statements. We also expensed approximately $600,000 in the first quarter of 2006 for costs associated with the transition of accounting and administrative functions to EnerVest’s Charleston West Virginia office. This was partially offset by $489,000 recorded in the first quarter of 2005 related to severance payments made to former executives.
     Depreciation, depletion and amortization increased by $1.1 million from $8.3 million in the first quarter of 2005 to $9.4 million in the first quarter of 2006. This increase was primarily due to an increase in depletion expense. Depletion expense increased $1.5 million (19%) from $7.7 million in the first quarter of 2005 to $9.2 million in the first quarter of 2006 primarily due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $1.89 per Mcfe in the first quarter of 2005 to $2.22 per Mcfe in the first quarter of 2006, primarily due to a higher cost basis resulting from purchase accounting for the Transaction.

     Derivative fair value (gain) loss was a loss of $6.2 million in the first quarter of 2005 compared to a loss of $7.3 million in the first quarter of 2006. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and a credit of $117,000 related to the ineffective portion of natural gas swaps qualifying for hedge accounting which was recorded in the first quarter of 2006.
     Interest expense decreased $162,000 from $5.8 million in the first quarter of 2005 to $5.7 million in the first quarter of 2006. This decrease was due to amortization of the fair value adjustments from purchase accounting on the Senior Secured Notes, partially offset by higher blended interest rates.
     Income tax expense increased $4.1 million from a benefit of $530,000 in the first quarter of 2005 to an expense of $3.5 million in the first quarter of 2006. The increase was primarily due to an increase in income before income taxes.
Liquidity and Capital Resources
Cash Flows
     The primary sources of cash in the first quarter of 2006 were funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, interest expense and dividends. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
     Our operating activities provided cash flows of $26.8 million during the first quarter of 2006 compared to $11.3 million in the first quarter of 2005. The increase of $15.5 million was primarily due to higher cash received for oil and gas sales revenues (net of hedging), and changes in working capital items of $7.7 million.
     Cash flows used in investing activities were $5.0 million in the first quarter of 2006 compared to $8.2 million in the first quarter of 2005. The decrease was primarily due to an increase in proceeds from asset disposals of $3.3 million, a decrease in exploration expense of $778,000 partially offset by a $927,000 increase in capital expenditures in the first quarter of 2006.
     Cash flows used in financing activities increased in the first quarter of 2006 primarily due to an increase in dividends of $6.5 million and a $4.1 million increase in the settlement of derivative liabilities recorded in purchase accounting due to the Merger and the Transaction.
     Our current ratio at March 31, 2006 was 0.59 to 1. During the first quarter of 2006, the working capital increased $5.3 million from a deficit of $39.0 million at December 31, 2005 to a deficit of $33.7 million at March 31, 2006. The increase was primarily due to a decrease in the current liability related to the fair value of derivatives of $20.9 million, an increase in cash of $6.3 million partially offset by a decrease in the current deferred tax asset of $16.0 million, a decrease in accounts receivable of $3.0 million and an increase in accrued expenses and accounts payable of $2.7 million.
Capital Expenditures
     During the first quarter of 2006, we spent approximately $9.6 million on our drilling activities and other capital expenditures. In the first quarter of 2006, we drilled 45 gross (44.3 net) development wells, all of which were successfully completed as producers in the target formation.
     We currently expect to spend approximately $36 million during 2006 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available operating cash flow and borrowings under our revolving credit facility. At March 31,

2006, we had cash of $14.5 million and approximately $26.4 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
     At March 31, 2006, we had a $390 million credit facility (“Amended Credit Agreement”) comprised of a five-year $350 million revolving facility with an initial borrowing base of $80.25 million, of which $53 million was outstanding at March 31, 2006. In April 2006, the borrowing base was increased to $90.25 million. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at the Company’s option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
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
     At March 31, 2006, the interest rate under our base rate option was 7.875%. Under our one-month LIBOR option, the rate was 6.3775%. At March 31, 2006, we had $40.9 million of outstanding letters of credit. At March 31, 2006, there was $53 million outstanding under the revolving credit agreement. We had $26.4 million of borrowing capacity under our revolving facility available for general corporate purposes. As of March 31, 2006, we were in compliance with all financial covenants and requirements under the existing credit facilities.
     In connection with the Transaction, the Company executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note. Interest payments on the Note are due quarterly. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Among other risks, we are exposed to interest rate and commodity price risks.

     The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At March 31, 2006, we had an interest rate swap on $40 million of our revolving loan outstanding on our credit agreement. The fair value of this interest rate swap was an asset of $803,000 at March 31, 2006. We had no derivative financial instruments for managing interest rate risks in place as of March 31, 2005. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $33,000. This sensitivity analysis is based on our financial structure at March 31, 2006.
     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil production sold locally at a posted price and gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. Historically, there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps or options. If NYMEX gas prices decreased $1.00 per Mcf, our gas sales revenues for the quarter would decrease by $709,000, after considering the effects of the hedging contracts in place at March 31, 2006. If the price of crude oil decreased $5.00 per Bbl, oil sales revenues for the quarter would decrease by $490,000, after considering the effects of the hedging contracts in place at March 31, 2006. We had net pre-tax gains on our hedging activities reported in oil and gas sales revenue of $4.2 million in the first three months of 2006 and $152,000 in the first three months of 2005. At March 31, 2006, we had hedges on a portion of our oil and gas production for the remainder of 2006 through 2013. This sensitivity analysis is based on our 2006 oil and gas sales volumes and assumes the NYMEX gas price would be above the ceiling in 2006 listed in the table below.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at April 30, 2006:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per		Price per
Quarter Ending	Bbtu	Mmbtu	Mbbls	Bbl
June 30, 2006	2,829	5.24	62	32.35
September 30, 2006	2,829	5.22	62	32.02
December 31, 2006	2,829	5.39	62	31.71

	8,487	$5.28	186	$32.03

Year Ending
December 31, 2007	10,745	$4.97	227	$30.91
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units
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

Item 4. Controls and Procedures
As of the end of the quarterly period ended March 31, 2006, Mark A. Houser, our Chief Executive Officer, and James M. Vanderhider, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that:
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
Internal Controls Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II            OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or the results of operations.
Item 1A. Risk Factors
     There have been no material changes since December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

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

BELDEN & BLAKE CORPORATION
Date: May 17, 2006	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director

Date: May 17, 2006	By:	/s/ James M. Vanderhider
James M. Vanderhider, President, Chief Financial Officer and Director (Principal Financial Officer)