Form 10-K
period 2006-12-31
BELDEN & BLAKE CORP /OH/
filed 2007-04-02
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Large Accelerated   ☐     Accelerated Filer  ☐      Non-accelerated Filer   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of February 28, 2007, Belden & Blake Corporation had outstanding 1,534 shares of common stock, no par value, which is its only class of stock. The common stock of Belden & Blake Corporation is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined as of the last business day of the registrant’s most recently completed second fiscal quarter.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

     References in this Annual report on Form 10-K to “Belden & Blake,” “the Company,” “we,” “ours,” “us” or like terms refer to Belden & Blake Corporation and its subsidiaries.
Forward-Looking Statements
     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “will,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements, and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described on page 10 under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

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
     We maintain our corporate offices at 1001 Fannin Street, Suite 800, Houston, Texas 77002-6707. Our telephone number at that location is (713) 659-3500.
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
     Credit Agreement
     On August 16, 2005, we amended and restated our then existing $170 million credit agreement, by entering into a First Amended and Restated Credit and Guaranty Agreement (“Amended Credit Agreement”) by and among us and BNP Paribas, as sole lead arranger, sole book runner, syndication agent and administrative agent. The Amended Credit Agreement provides for loans and other extensions of credit to be made to us up to a maximum aggregate principal amount of $390 million. The obligations under the Amended Credit Agreement are secured by substantially all of our assets.
     In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to us on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payments in 2005 and 2006 were paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under an indenture dated July 7, 2004 with BNY Midwest Trust Company (“Indenture”), as indenture trustee (“Senior Secured Notes”).
DESCRIPTION OF BUSINESS
Overview
     We are an independent energy company engaged in the exploitation, development, production, operation and acquisition of oil and natural gas properties. Our operations are focused in the Appalachian Basin in Ohio, Pennsylvania and New York and in the Antrim Shale formation in the Michigan Basin.
     In the fourth quarter of 2006, we achieved average net production of approximately 43.7 Mmcfe (million cubic feet of natural gas equivalent) per day consisting of 38.0 Mmcf (million cubic feet) of natural gas and 950 Bbls (barrels) of oil per day. At December 31, 2006, we owned interests in 4,425 gross (3,446 net) productive oil and gas wells in Ohio, Pennsylvania, New York and Michigan with estimated proved reserves totaling 264 Bcfe (billion cubic feet of natural gas equivalent) consisting of 233 Bcf (billion cubic feet) of natural gas and 5.2 Mmbbl (million barrels) of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10%) after income taxes of approximately $299 million at December 31, 2006. The weighted average prices related to estimated proved reserves at December 31, 2006 were $5.91 per Mcf (thousand cubic feet) for natural gas and $57.21 per Bbl for oil.
     We have entered into an operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”). Under this operating agreement, EnerVest Operating acts as operator of the oil and gas wells, the related gathering systems and production facilities where our interest entitles us to control the appointment of the operator. As operator, EnerVest Operating manages the drilling and completion of wells and the day to day operating and maintenance activities for our assets. At December 31, 2006, Enervest Operating operated approximately 3,893 wells, or 88% of our gross wells representing approximately 98% of the value of our estimated proved developed reserves on a present value (discounted at 10%) basis. At December 31, 2006, we owned leases on 682,747 gross (588,653 net) acres, including 204,238 gross (149,324 net) undeveloped acres.
     We own approximately 1,599 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets, including those in the northeastern United States. The proximity of our properties in the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices compared with the New York Mercantile Exchange (“NYMEX”) price for gas delivered at the Henry Hub in Louisiana. During 2006, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.37 and $0.05, respectively, higher than the average NYMEX monthly settle price for 2006.
Oil and Gas Reserves
     The following table sets forth our estimated proved oil and gas reserves as of December 31, 2004, 2005 and 2006 determined in accordance with the rules and regulations of the SEC. These estimates of proved reserves were prepared by Wright & Company, Inc., independent petroleum consultants. Estimated proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	December 31,
	2004	2005	2006
Estimated proved reserves
Gas (Bcf)	251.3	246.7	233.0
Oil (Mbbl)	5,579	5,210	5,181
Bcfe	284.8	277.9	264.1
     See Note 15 to the Consolidated Financial Statements for more detailed information regarding our oil and gas reserves.
     The present value of the estimated future net cash flows after income taxes from our estimated proved reserves as of December 31, 2006, determined in accordance with the rules and regulations of the SEC, was $299 million. Estimated future net cash flows represent estimated future gross revenues from the production and sale of estimated proved reserves, net of estimated costs (including production taxes, ad valorem taxes, operating costs, development costs, additional capital investment and income taxes). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 2006 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.
     The following table sets forth the weighted average prices for oil and gas used in determining our estimated proved reserves. We do not include our natural gas and crude oil derivative financial instruments, consisting of swaps and collars, in the determination of our oil and gas reserves.

	December 31,
	2004	2005	2006
Gas (per Mcf)	$6.49	$9.83	$5.91
Oil (per barrel)	40.12	57.64	57.21
     At December 31, 2006, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. Consequently, these may not reflect the prices actually received or expected to be received for oil and natural gas due to seasonal price fluctuations and other varying market conditions. The prices shown above are weighted average prices for the total reserves.
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
     We currently own working interests in 3,025 gross (2,663 net) wells in the Appalachian Basin, excluding our coalbed methane wells, which currently produce approximately 23.0 Mmcfe net per day. Most of our production in the Appalachian Basin is derived from the shallow (1,000 to 6,500 feet) Medina, Clinton and Clarendon formations, predominately in Pennsylvania and Ohio.
     During 2006, we drilled 40 gross (38.3 net) development wells in the Medina formation in Pennsylvania, 90 gross (90.0 net) development Clarendon wells in Pennsylvania and 9 gross (9.0 net) Clinton development wells in Ohio. We plan to continue this development drilling program by drilling 25 gross (24.2 net) Medina wells and 45 gross (45.0 net) Clarendon wells in 2007.
Michigan Basin Properties
     The Michigan Basin has operational similarities to the Appalachian Basin, geographic proximity to our operations in the Appalachian Basin and proximity to natural gas markets, which has generally resulted in premium wellhead prices as compared to NYMEX prices. We own working interests in 1,208 gross (591 net) wells in the Michigan Basin which currently produce approximately 17.0 Mmcfe net per day.
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
     During 2006, we drilled 17 gross (12.0 net) wells to the Antrim Shale formation. We plan to drill 16 gross (16.0 net) wells in the Antrim Shale formation in 2007.
Appalachian Basin — Coalbed Methane Properties
     We own a 100% working interest in 192 producing coalbed methane (“CBM”) wells in Pennsylvania and own leases on approximately 63,800 gross (63,100 net) acres of undeveloped CBM properties. Current production from these wells is approximately 2.7 Mmcf net per day. We drilled 23 CBM wells in 2006 and plan to drill an additional 25 CBM wells in 2007.
Oil and Gas Operations and Production
     Operations. EnerVest Operating operates 88% of the wells in which we hold working interests. They maintain production field offices in Ohio, Pennsylvania and Michigan. Through these offices, EnerVest Operating reviews our properties to determine what action can be taken to control operating costs and/or improve production.
     We own approximately 1,599 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets.

Production, Sales Prices and Costs. The following table sets forth certain information regarding our net oil and natural gas production, revenues and unit expenses for the years indicated, excluding discontinued operations. The average prices shown in the table include the effects of our qualified effective hedging activities. See Note 5 to the Consolidated Financial Statements.

	Year Ended December 31,
	2004	2005	2006
Production
Gas (Mmcf)	15,267	14,560	14,104
Oil (Mbbl)	381	358	373
Total production (Mmcfe)	17,553	16,710	16,340
Average price (1)
Gas (per Mcf)	$5.80	$8.57	$8.77
Oil (per Bbl)	35.47	46.37	62.78
Per Mcfe	5.82	8.46	9.00
Average costs (per Mcfe)
Production expense	$1.35	$1.39	$1.41
Production taxes	0.16	0.22	0.18
Depletion	1.35	2.01	2.30
Operating margin (per Mcfe)	4.31	6.85	7.41

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Year Ended December 31,
	2004	2005	2006
Gas (per Mcf)	$5.07	$6.99	$7.22
Oil (per Bbl)	34.42	45.38	62.78
Per Mcfe	5.17	7.06	7.67
Mmcf — Million cubic feet                               Mmcfe — Million cubic feet equivalent         Mcfe — Thousand cubic feet equivalent
Mbbl — Thousand barrels                               Mcf — Thousand cubic feet                 Bbl — Barrel
     Operating margin (per Mcfe) — average price less production expense and production taxes
Exploration and Development
     Our activities include development and exploratory drilling in both the low risk formations and the less developed formations of the Appalachian and Michigan Basins.
     In 2006, we spent approximately $37 million on development drilling and other capital expenditures. We drilled 179 gross (172.3 net) development wells to shallow, highly developed formations in our operating area. The results of this drilling activity are shown in the table on page 6.
     In 2007, we expect to spend approximately $27 million on development and exploratory drilling and other capital expenditures. We expect to drill approximately 119 gross (118.2 net) wells. In 2007, we plan to spend approximately 93% of our drilling capital expenditures on shallow, highly developed formations.
     We were a pioneer in CBM development and production in Pennsylvania, and we presently own a 100% working interest in 192 CBM gas wells in Indiana, Westmoreland and Fayette counties. CBM wells in this area range in depth from 1,200 to 1,500 feet and typically encounter three to six unmined coal seams. With approximately 63,800 gross (63,100 net) CBM acres currently under lease in Pennsylvania, we believe the CBM may contribute significantly to our drilling portfolio. We plan to drill 25 gross (25.0 net) CBM wells in 2007.

     The Antrim Shale formation, the principal shallow formation in the Michigan Basin, is characterized by high formation water production in the early years of a well’s productive life with water production decreasing over time. Antrim Shale wells produce natural gas that typically climbs to peak rates of 60 Mcf to 125 Mcf per day over a three to 12 month period as the producing formation becomes less water saturated. Production generally holds flat for several months, followed by initial annual decline rates of 10% to 25% that decrease over time to 5% or less. Average well lives are 20 years or more. We plan to drill 16 gross (16.0 net) wells to the Antrim Shale formation in 2007.
     In addition to our CBM and Antrim drilling, we plan to drill 25 gross (24.2 net) wells to the Medina formation and 45 gross (45.0 net) wells to the Clarendon formation in Pennsylvania. We also plan to drill up to 8 gross (8.0 net) exploratory wells in 2007.
     Certain typical characteristics of our drilling programs in the shallow, highly developed formations we target are described below:

Range of Average Drilling
and Completion Costs per
	Range of Well Depths	Well
	(in feet)	(in thousands)
Ohio:
Clinton	4,700 - 5,750	$300 - 340
Pennsylvania:
Coalbed Methane	1,000 - 1,600	190 - 305
Clarendon	1,100 - 2,100	90 - 130
Medina	5,300 - 6,200	300 - 370
Michigan:
Antrim	1,300 - 2,100	170 - 370
     The Appalachian Basin has productive and potentially productive sedimentary formations to depths of 15,000 feet or more, but the combination of long-lived production and high drilling completion rates in the shallow formations has curbed the development of the deeper formations in the basin.
     We have also tested the Niagaran Carbonate, Onondaga Limestone, Oriskany Sandstone, Knox and Trenton Black River (“TBR”) formations. In the future, we may allocate a portion of our drilling budget to drill wells in these and other deeper or less developed formations.
     Drilling Results. The following table sets forth drilling results from continuing operations with respect to wells drilled by us during the past three years:

	Development Wells			Exploratory Wells
	2004	2005	2006	2004	2005 (1)	2006 (2)
Productive:
Gross	100	120	177	—	2	—
Net	92.1	117.2	170.3	—	2.0	—
Dry:
Gross	1	—	2	5	1	1
Net	1.0	—	2.0	3.8	1.0	0.5
Wells in progress:
Gross	—	—	—	1	1	—
Net	—	—	—	1.0	0.5	—

(1)	Includes one well (dry hole) that was classified as a well in progress in 2004.

(2)	Includes one well (dry hole) that was classified as a well in progress in 2005.

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
     In August 2006, we sold our office building in North Canton, Ohio. Net proceeds from the sale were approximately $3.5 million, which was the carrying value of the property.
     We regularly review our oil and gas properties for potential disposition.
Employees
     As of February 28, 2007, we had no employees. All of our operating, administrative and technical services are provided by employees of EnerVest or other third parties.
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
Principal Customers
     Each of the following customers accounted for 10% or more of our consolidated revenues during 2006: WPS Energy Services, National Fuel Gas and Exelon Energy. If we were to lose any one of these oil or natural gas purchasers, the loss could temporarily cease production and sale of our oil or natural gas production from the wells subject to contracts with that purchaser. We believe, however, that we would be able promptly to replace the purchaser.
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
Producing Well Data
     As of December 31, 2006, we owned interests in 4,425 gross (3,446 net) producing oil and gas wells of which approximately 3,893 wells were operated by EnerVest Operating. In the fourth quarter of 2006, our net production was approximately 43.7 Mmcfe per day consisting of 38.0 Mmcf of natural gas and 950 Bbls of oil per day.

     The following table summarizes by state our productive wells at December 31, 2006:

	December 31, 2006
	Gas Wells		Oil Wells		Total
State	Gross	Net	Gross	Net	Gross	Net
Ohio	1,043	879	680	604	1,723	1,483
Pennsylvania	1,368	1,257	104	104	1,472	1,361
New York	22	11	—	—	22	11
Michigan	1,189	587	19	4	1,208	591

	3,622	2,734	803	712	4,425	3,446

Acreage Data
     The following table summarizes by state our gross and net developed and undeveloped acreage at December 31, 2006:

	December 31, 2006
	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Ohio	187,742	178,175	20,246	18,934	207,988	197,109
Pennsylvania	213,824	186,077	113,802	75,571	327,626	261,648
New York	14,371	12,601	28,207	13,993	42,578	26,594
Michigan	62,532	62,436	32,311	31,207	94,843	93,643
Indiana	40	40	9,672	9,619	9,712	9,659

	478,509	439,329	204,238	149,324	682,747	588,653

     Developed acreage includes 293,912 gross (266,246 net) acres of undrilled acreage held by production.
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
     To manage our exposure to price risks in the marketing of our natural gas, we enter into natural gas fixed-price physical delivery contracts as well as commodity price swap and collar contracts from time to time with respect to a portion of our current or future production. In connection with the Merger, we became a party to a long-term hedging program (the “Hedges”) with J. Aron and Company (“J. Aron”) under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”). We anticipate the hedges will cover approximately 63% of the expected 2007 through 2013 production from our current estimated proved reserves. These transactions may limit our potential gains if natural gas prices were to rise substantially over the prices specified in the hedge agreement. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
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
     At December 31, 2006, approximately 20% of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is nearly always based on analogy to existing wells rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.
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
     Our sole shareholder, Capital C, is owned by institutional funds managed by EnerVest. Messrs. Houser and Vanderhider are Executive officers of EnerVest. EnerVest manages other funds that own interests in oil and gas properties in our area of operations. Mr. Mariani is an Executive officer of EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. EnerVest Operating controls the operations of our wells and the wells owned by other EnerVest managed funds. We can give no assurance that conflicts of interest will not arise with respect to corporate opportunities. Also, we can give no assurance that conflicts will not arise with respect to the time and attention devoted to us by Messrs. Houser, Vanderhider and Mariani.
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
Item 1B. UNRESOLVED STAFF COMMENTS

     None.
Item 3. LEGAL PROCEEDINGS
     In February 2000, four individuals filed a suit in Chautauqua County, New York on their own behalf and on the behalf of others similarly situated, seeking damages for the alleged difference between the amount of lease royalties actually paid and the amount of royalties that allegedly should have been paid. Other natural gas producers in New York were served with similar complaints. On October 10, 2005, we were granted a summary judgment that dismissed all claims. The plaintiff filed a notice of appeal and had nine months to file their brief. Our counsel has advised us that the plaintiffs in this case have failed to file their appeal timely, therefore our summary judgement stands and the case is dismissed.
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
     All of our equity securities at March 5, 2007, were held by Capital C.
Dividends
     We paid cash dividends of $20.0 million in 2006 and $8.5 million in the fourth quarter of 2005. No dividends were paid on our Common Stock prior to the fourth quarter of 2005. We expect to continue to pay dividends on a monthly basis.
Equity Compensation Plan Information:
     We have a 1997 non-qualified stock option plan under which we are authorized to issue up to 1,466 shares of common stock to officers and employees. No options were granted during 2005 or 2006 and as of December 31, 2006, no options were outstanding under the plan. We have no intentions to grant any options under the plan.

Item 6. SELECTED FINANCIAL DATA
     The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).

	Predecessor II Company			Predecessor I Company		Successor Company
				For the 178	For the 227	For the 138	As of or for
			For the 188	Day Period	Day Period	Day Period	the year
			Day Period	from July 7,	From January	from August	ended
	As of or for the years ended		from January	2004 to	1, 2005 to	16, 2005 to	December
	December 31,		1, 2004 to	December 31,	August 15,	December 31,	31,
(in thousands)	2002(1)	2003(1)	July 6, 2004 (1)	2004	2005	2005	2006
Continuing Operations:
Revenues	$105,338	$95,414	$50,822	$62,401	$78,123	$76,671	$159,090
Depreciation, depletion and amortization	21,339	18,098	9,089	17,527	21,265	14,341	38,498
Impairment of oil and gas properties	—	896	—	—	—	—	546
Income (loss) from continuing operations before cumulative effect of change in accounting principle	8,935	5,960	(18,869)	7,263	(320)	17,563	52,199
Balance sheet data:				As of 12/31/2004		As of 12/31/2005

Working capital (deficit) from continuing operations	(7,914)	(8,168)		(4,907)		(38,999)	(11,635)
Oil and gas properties and gathering systems, net	211,776	224,631		502,765		648,417	640,697
Total assets	264,091	285,930		570,853		810,118	777,023
Long-term debt, less current portion	251,959	272,637		281,396		277,648	285,560
Total shareholders’ (deficit) equity	(45,038)	(58,418)		57,088		89,399	143,703

(1)	See Note 4 to the Consolidated Financial Statements for information on discontinued operations.

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
     At December 31, 2006, our total estimated proved reserves were 264 Bcfe. Natural gas comprised approximately 88% of our estimated proved reserves, and 80% of our estimated proved reserves were classified as proved developed. Substantially all of our reserves are located in shallow, highly developed formations with long-lived, stable production profiles. At December 31, 2006, our conventional Appalachian properties accounted for 52% of our estimated proved reserves, while the Michigan properties and our Appalachian coalbed methane properties (“CBM”) accounted for 41% and 7%, respectively.
     In connection with the Transaction, our then existing indebtedness was refinanced. The principal elements of the refinancing included entering into a $390 million credit facility, comprised of a $350 million revolving facility, which currently has a borrowing base of $113.4 million, and a $40 million letter of credit facility (collectively, the “Senior Facilities”), and our issuance of a $25 million Subordinated Promissory Note with a related party (see Note 18).
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
     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate in response to changing market conditions. We use derivative financial instruments on a significant portion of our oil and natural gas production to reduce the volatility of oil and natural gas prices and to protect cash flow available for our development drilling program. In connection with the acquisition by Capital C, at the effective time of the Merger, we became a party to a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) as required by the Senior Facilities and the indenture governing the Notes, we will maintain such Hedges with J. Aron or its successor permitted assigns. We anticipate that the Hedges will cover approximately 63% of the expected 2007 through 2013 production from our current estimated proved reserves and will range from 58% to 71% of such expected production in any year.
     The average price realized for our natural gas, inclusive of qualified effective hedges, increased from $5.80 per Mcf in 2004 to $8.57 per Mcf in 2005 and then increased to $8.77 per Mcf in 2006. The monthly average settle for natural gas trading on the NYMEX increased from $6.14 per Mmbtu (Million British thermal units) in 2004 and to $8.62 per Mmbtu in 2005 and then decreased to $7.23 per Mmbtu in 2006. Our selling price of natural gas is generally higher than the NYMEX price due to the proximity of our operations to natural gas markets along with a favorable Btu (“British thermal unit”) content of our gas. During 2006, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.37 and $0.05, respectively, higher than the average NYMEX monthly settle price for 2006. The remainder of the difference is primarily due to our qualified hedging activities during these periods. Our average realized price for oil, inclusive of qualified effective hedges, increased from $35.47 per Bbl in 2004 to $46.37 per Bbl in 2005 and to $62.78 per Bbl in 2006.
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
     We use the “successful efforts” method of accounting for oil and gas producing activities as opposed to the alternate acceptable “full cost” method. Under the successful efforts method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry hole costs and costs of carrying and retaining undeveloped properties, are expensed as incurred. The costs of carrying and retaining undeveloped properties include delay rental payments made on new and existing leases, ad valorem taxes on existing leases and the cost of previously capitalized leases that are written off because the leases were dropped or expired. Exploratory dry hole costs include the costs associated with drilling an exploratory well that has been determined to be a dry hole.
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
     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and to support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At December 31, 2006, our derivative contracts were comprised of natural gas swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe have a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.
     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we had ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. We had collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the Predecessor II Company period ended July 6, 2004. Although these collars were not deemed to be effective hedges in accordance with the provisions of SFAS 133, we retained these instruments as protection against changes in commodity prices and we recorded the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. We had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. At August 16, 2005, our oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps from July 7, 2004 to June 30, 2006 are recorded as “Derivative fair value gain or loss.” As of July 1, 2006, we determined that our gas swaps were no longer highly effective and, therefore, could no longer be designated as cash flow hedges.
Revenue Recognition
     Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectibility of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2006 or 2005. Oil and gas marketing revenues are recognized when title passes.
Asset Retirement Obligations
     We follow SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires us to recognize a liability for the fair value of our asset retirement obligations associated with its tangible, long-lived assets. The majority of our asset retirement obligations recorded relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties.
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
     At December 31, 2006, there were no assets legally restricted for purposes of settling asset retirement obligations. A reconciliation of our liability for asset retirement obligations for the years ended December 31, 2006 and 2005 is as follows (in thousands):

			Predecessor I
	Successor Company		Company
		For The 138 Day	For the 227 Day
		Period From	Period From
	Year Ended	August 16, 2005	January 1, 2005
	December 31,	to December 31,	to August 15,
	2006	2005	2005
Beginning asset retirement obligations	$19,389	$18,884	$14,942
Liabilities incurred	523	173	142
Liabilities settled	(543)	(75)	(239)
Accretion expense	1,219	407	745
Revisions in estimated cash flows	146	—	—

Ending asset retirement obligations	$20,734	$19,389	$15,590

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

	Year Ended December 31,
	2006		2005		2004
Revenues
Oil and gas sales	$147,122	92.5%	$141,354	91.3%	$102,089	90.2%
Gas gathering and marketing	11,294	7.1	12,990	8.4	9,980	8.8
Other	674	0.4	450	0.3	1,154	1.0

	159,090	100.0	154,794	100.0	113,223	100.0
Expenses
Production expense	23,108	14.5	23,157	14.9	23,756	21.1
Production taxes	2,988	1.9	3,672	2.4	2,767	2.4
Gas gathering and marketing	9,360	5.9	11,110	7.2	9,101	8.0
Exploration expense	1,797	1.1	3,653	2.4	5,970	5.3
General and administrative expense	9,995	6.3	6,127	3.9	6,490	5.7
Depreciation, depletion and amortization	38,498	24.2	35,606	23.0	26,616	23.5
Inpairment of oil and gas properties	546	0.3	—	—	—	—
Accretion expense	1,226	0.8	1,152	0.7	828	0.7
Derivative fair value (gain) loss	(37,356)	(23.5)	13,312	8.6	2,409	2.1
Transaction expense	—	—	7,542	4.9	26,001	23.0

	50,162	31.5	105,331	68.0	103,938	91.8

Operating income	108,928	68.5	49,463	32.0	9,285	8.2
Other (income) expense
(Gain) on early extinguishment of debt	(436)	(0.3)	—	—	—	—
Interest expense	22,930	14.4	23,312	15.1	24,061	21.3

Income (loss) from continuing operations before income taxes	86,434	54.1	26,151	16.9	(14,776)	(13.1)
Provision (benefit) for income taxes	34,235	21.5	8,908	5.8	(3,170)	(2.8)

Income (loss) from continuing operations	52,199	32.6	17,243	11.1	(11,606)	(10.3)
Income from discontinued operations, net of tax	—	—	—	—	28,868	25.5

Net income	$52,199	32.6%	$17,243	11.1%	$17,262	15.2%

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

	Year Ended December 31,
	2004	2005	2006
Production
Gas (Mmcf)	15,267	14,560	14,104
Oil (Mbbl)	381	358	373
Total production (Mmcfe)	17,553	16,710	16,340
Average price (1)
Gas (per Mcf)	$5.80	$8.57	$8.77
Oil (per Bbl)	35.47	46.37	62.78
Per Mcfe	5.82	8.46	9.00
Average costs (per Mcfe)
Production expense	$1.35	$1.39	$1.41
Production taxes	0.16	0.22	0.18
Depletion	1.35	2.01	2.30
Operating margin (per Mcfe)	4.31	6.85	7.41

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Year Ended December 31,
	2004	2005	2006
Gas (per Mcf)	$5.07	$6.99	$7.22
Oil (per Bbl)	34.42	45.38	62.78
Per Mcfe	5.17	7.06	7.67
Mmcf — Million cubic feet                                                  Mmcfe — Million cubic feet equivalent
Mbbl — Thousand barrels                                                      Mcf — Thousand cubic feet                           Bbl — Barrel
     Operating margin (per Mcfe) — average price less production expense and production taxes
2006 Compared to 2005
Revenues
     Net operating revenues increased from $154.3 million in 2005 to $158.4 million in 2006. The increase was due to higher oil sales revenues of $6.8 million, partially offset by lower gas sales revenues of $1.7 million and lower gas gathering and marketing revenues of $1.7 million.
     Gas volumes sold decreased 456 Mmcf (3%) from 14.6 Bcf in 2005 to 14.1 Bcf in 2006 resulting in a decrease in gas sales revenues of approximately $3.9 million. Oil volumes sold increased approximately 15,000 Bbls (4%) from 358,000 Bbls in 2005 to 373,000 Bbls in 2006 resulting in an increase in oil sales revenues of approximately $670,000. The lower gas sales volumes are due to normal production declines partially offset by production from new wells drilled in 2006. The increase in oil sales volumes sold was primarily due to production from new wells drilled during 2006 in the Clarendon formation in Pennsylvania, partially offset by normal production declines.

     The average price realized for our natural gas increased $0.20 per Mcf to $8.77 per Mcf in 2006 compared to 2005, which increased gas sales revenues by approximately $2.9 million. As a result of our qualified effective hedging activities, gas sales revenues were higher by $18.7 million ($1.33 per Mcf) in 2006 and lower by $6.6 million ($0.46 per Mcf) in 2005 than if our gas was not hedged. The average price realized for our oil increased from $46.37 per Bbl in 2005 to $62.78 per Bbl in 2006, which increased oil sales revenues by approximately $6.1 million. As a result of our qualified effective hedging activities, oil sales revenues were lower by approximately $2.5 million ($7.00 per Bbl) in 2005 than if our oil was not hedged. Our oil derivatives did not qualify for cash flow hedge accounting following the Transaction and, therefore, did not affect oil sales revenues in 2006. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
     The operating margin from oil and gas sales on a per unit basis increased from $6.85 per Mcfe in 2005 to $7.41 per Mcfe in 2006. The average price increased $0.54 per Mcfe and production taxes decreased $0.04 per Mcfe while production expense increased $0.02 per Mcfe in 2006 compared to 2005. Production expense increased approximately $0.02 per Mcfe in 2006 and $0.08 per Mcfe in 2005 due to recording the cost of selling purchased oil inventory as a result of purchase accounting for the Transaction.
     The decrease in gas gathering and marketing revenues was due to a $1.3 million decrease in gas marketing revenues and a $349,000 decrease in gas gathering revenues. The lower marketing revenues were primarily the result of lower gas prices. The decrease in gas gathering revenues was primarily due to lower margins on a gathering system in Pennsylvania.
Costs and Expenses
     Production expense decreased slightly from $23.2 million in 2005 to $23.1 million in 2006. The average production cost increased from $1.39 per Mcfe in 2005 to $1.41 per Mcfe in 2006 due to lower oil and gas sales volumes in 2006. Production expense increased by $1.3 million ($0.08 per Mcfe) in 2005 and by $385,000 ($0.02 per Mcfe) in 2006 due to recording the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Transaction. Oil inventory was recorded at fair value of approximately $60.50 per Bbl as of August 16, 2005. Excluding the impact of these oil inventory adjustments, production expense increased by approximately $900,000 (4%) in 2006 compared to 2005. This increase was primarily due to increases in labor and industry service costs.
     Production taxes decreased $684,000 from $3.7 million in 2005 to $3.0 million in 2006, primarily due to lower gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging. Average per unit production taxes decreased from $0.22 per Mcfe in 2005 to $0.18 per Mcfe in 2006, primarily due to the decrease in the selling price of natural gas in 2006, excluding the effects of hedging.
     Gathering and marketing expense decreased $1.7 million from $11.1 million in 2005 to $9.4 million in 2006 primarily due to lower gas marketing costs as a result of lower gas prices in 2006.
     Exploration expense decreased $1.9 million (51%) from $3.7 million in 2005 to $1.8 million in 2006. The decrease was primarily due to decreased compensation-related expenses, partially offset by $1.1 million of non-cash write-offs for expired leases and other costs incurred on unproved properties.
     General and administrative expense increased $3.9 million (63%) from 2005 to 2006 primarily due to Council of Petroleum Accountants Societies (“COPAS”) overhead fees paid to EnerVest. We entered into an operating agreement with EnerVest Operating effective October 1, 2005. Under the terms of the agreement, we pay EnerVest Operating a COPAS overhead fee to cover certain production and administrative costs. General and administrative expense includes $642,000 and $5.3 million in COPAS overhead charges from EnerVest Operating in 2005 and 2006, respectively, which offset operating cost reductions following the Transaction.
     Depreciation, depletion and amortization increased by $2.9 million from $35.6 million in 2005 to $38.5 million in 2006. This increase was primarily due to an increase in depletion expense. Depletion expense increased $4.1 million (12%) from $33.5 million in 2005 to $37.6 million in 2006 due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $2.01 per Mcfe in 2005 to $2.30 per Mcfe in 2006, primarily due to a higher cost basis resulting from purchase accounting for the Transaction.

          Derivative fair value gain/loss was a gain of $37.4 million in 2006 compared to a loss of $13.3 million in 2005. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges, the ineffective portion of crude oil swaps through August 15, 2005 and the ineffective portion of natural gas swaps as a result of purchase accounting. Our oil derivatives did not qualify for cash flow hedge accounting following the Transaction and, therefore, changes in fair value have been reflected in derivative fair value gain/loss since the Transaction. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting and, therefore, changes in fair value subsequent to that date are reflected in derivative fair value gain/loss.
          Transaction expenses of $7.5 million related to the Transaction were recorded in the Predecessor I Company period ended August 15, 2005. These expenses include severance payments made to employees, unamortized loan costs written off, professional fees and other transaction expenses.
          Interest expense decreased $382,000 (2%) from $23.3 million in 2005 to $22.9 million in 2006. This decrease was due to lower blended interest rates which were partially offset by an increase in average outstanding borrowings.
          Income tax expense increased from $8.9 million in 2005 to $34.2 million in 2006. The increase in income tax expense was primarily due to an increase in the net income before income taxes in 2006 along with a higher effective tax rate.
2005 Compared to 2004
Revenues
          Net operating revenues increased from $112.1 million in 2004 to $154.3 million in 2005. The increase was due to higher gas sales revenues of $36.1 million, higher oil sales revenues of $3.1 million and higher gas gathering and marketing revenues of $3.0 million.
          Gas volumes sold decreased 707 Mmcf (5%) from 15.3 Bcf in 2004 to 14.6 Bcf in 2005 resulting in a decrease in gas sales revenues of approximately $4.1 million. Oil volumes sold decreased approximately 23,000 Bbls (6%) from 381,000 Bbls in 2004 to 358,000 Bbls in 2005 resulting in a decrease in oil sales revenues of approximately $800,000. The lower gas sales and oil sales volumes are due to normal production declines partially offset by production from new wells drilled in 2005.
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
          The operating margin from oil and gas sales on a per unit basis increased from $4.31 per Mcfe in 2004 to $6.85 per Mcfe in 2005. The average price increased $2.64 per Mcfe which was partially offset by an increase in production expense of $0.04 per Mcfe and an increase in production taxes of $0.06 per Mcfe in 2005 compared to 2004. Production expense increased approximately $0.06 per Mcfe in 2004 and $0.08 per Mcfe in 2005 due to recording the cost of selling purchased oil inventory as a result of purchase accounting for the Merger and the Transaction.
          The increase in gas gathering and marketing revenues was due to a $2.1 million increase in gas marketing revenues and a $916,000 increase in gas gathering revenues. The higher marketing revenues were primarily the result of higher gas prices. The increase in gas gathering revenues was primarily due to higher margins on a gathering system in Pennsylvania.
Costs and Expenses
          Production expense decreased $599,000 from $23.8 million in 2004 to $23.2 million in 2005. The average production cost increased from $1.35 per Mcfe in 2004 to $1.39 per Mcfe in 2005 due to the higher costs and lower oil and gas sales volumes in 2005. Production expense increased by $975,000 ($0.06 per Mcfe) in 2004 and by $1.3 million ($0.08 per Mcfe) in 2005 due to recording the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Merger in 2004 and the Transaction in 2005. Oil inventory was recorded at fair value of approximately $31.88 per Bbl as of July 7, 2004 and $60.50 per Bbl as of August 16, 2005. Production expense in 2004 included $1.6 million ($0.09 per Mcfe) of non-cash stock-based compensation expense. Production expense in 2005 was also affected by higher fuel costs and general cost increases.
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
          General and administrative expense decreased $363,000 (6%) from 2004 to 2005 primarily due to $1.5 million of non-cash stock-based compensation expense recorded in 2004. This was partially offset by COPAS overhead fees paid to EnerVest in the fourth quarter of 2005. We entered into an operating agreement with EnerVest Operating effective October 1, 2005. Under the terms of the agreement, we will pay EnerVest Operating a COPAS overhead fee to cover certain production and administrative costs. General and administrative expense in 2005 included $642,000 in COPAS overhead charges from EnerVest Operating, which offset operating cost reductions following the Transaction. We expect these overhead charges to result in an increase in general and administrative expense and a decrease in our production expense in the future.
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

Liquidity and Capital Resources
Cash Flows
          We expect that our primary sources of cash in 2007 will be from funds generated from operations, from borrowings under the Senior Facilities and from the sale of non-strategic assets. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Facilities, will be adequate to meet our future liquidity needs for the foreseeable future. At February 28, 2007, we had approximately $12.6 million available under our revolving facility.
          The primary sources of cash in the year ended December 31, 2006 were funds generated from operations and from borrowings under our credit facilities. Funds used during this period were primarily used for operations, exploration and development expenditures, interest expense, and repayment of debt. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
          The following table summarizes the net cash flow for the periods presented:

	Year Ended December 31,
	2006	2005	Change
		(in millions)
Cash flows provided by operating activities	$66.6	$91.3	$(24.7)
Cash flows from investing activities	(30.2)	(32.5)	2.3
Cash flows from financing activities	(38.6)	(69.0)	30.4

Net increase or decrease in cash and cash equivalents	$(2.2)	$(10.2)	$8.0

          Our operating activities provided cash flows of $66.6 million during 2006 compared to $91.3 million in 2005. The decrease was primarily due to lower cash received for oil and gas sales, a $4.7 million net decrease in operating assets and liabilities and an increase of $3.9 million in general and administrative expense.
          Cash flows used in investing activities were $30.2 million in 2006 compared to cash flows provided by investing activities of $32.5 million in 2005. This decrease was due to a decrease in exploration expense of $2.9 million.
          Cash flows used in financing activities in 2006 were $38.6 million compared to $69.0 million in 2005. This decrease was primarily due to a decrease in the settlement of derivative liabilities recorded in purchase accounting of $26.8 million and an increase in debt proceeds of $18.3 million. This was partially offset by an increase in dividends paid of $11.5 million
          During 2006, our working capital increased $27.4 million from a deficit of $39.0 million at December 31, 2005 to a deficit of $11.7 million at December 31, 2006. The increase was primarily due to a decrease in the current liability for fair value of derivatives of $37.6 million and a decrease in accrued expenses of $6.9 million. This was offset by a decrease in the deferred income tax asset of $13.1 million and a decrease in accounts receivable of $5.4 million.

Capital Expenditures
          The table below sets forth our total capital expenditures for each of the years ending December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
		(in millions)
Total capital expenditures
Drilling including exploratory dry hole expense	$35	$26	$21
Production enhancements and field improvements	1	2	3
Leasehold acreage	1	1	1
Other capital expenditures	—	—	—

Total	$37	$29	$25

          During 2006, we spent approximately $37 million, including exploratory dry hole expense, on our drilling and other capital expenditures. In 2006, we drilled 179 gross (172.3 net) development wells, of which 177 gross (170.3 net) wells were successfully completed as producers in the target formation and 2 gross (2.0 net) wells were dry holes. One exploratory well drilled in 2005 was classified as a dry hole in 2006 and well cost of approximately $82,000 was expensed.
          We plan to spend approximately $27 million during 2007 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available cash flow, borrowings under our revolving credit facility and, to a lesser extent, the sale of non-strategic assets. At December 31, 2006, and at February 28, 2007, we had approximately $17.1 million and $12.6 million, respectively, available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
Senior Secured Notes due 2012
          We have $159.5 million of our Notes outstanding as of December 31, 2006. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. In June 2006, the Company repurchased a portion of the outstanding senior secured notes. The repurchased notes had a face value of $33.025 million and were repurchased at 102.750%. A gain of $436,000 was recorded in 2006 in connection with the transaction. The Notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date.) The Notes are secured on a second-priority lien on the same assets subject to the liens securing our obligations under the Senior Facilities. The Notes are subject to redemption at our option at specific redemption prices.

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

Amended Credit Agreement
          On August 16, 2005, we amended and restated our then existing $170 million credit agreement, by entering into a First Amended and Restated Credit and Guaranty Agreement (“Amended Credit Agreement”) by and among us and BNP Paribas, as sole lead arranger, sole book runner, syndication agent and administrative agent. The Amended Credit Agreement provides for loans and other extensions of credit to be made to us up to a maximum aggregate principal amount of $390 million. The obligations under the Amended Credit Agreement are secured by substantially all of our assets.
          The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $350 million and a hedge letter of credit facility in the aggregate principal amount of $40 million. Borrowings under the Amended Credit Agreement may not exceed the borrowing base, which was initially set at $80.25 million, of which $57 million was drawn at closing on August 16, 2005. At December 31, 2006, the borrowing base was $113.4 million and the outstanding balance was $95.4 million. This agreement was amended on September 27, 2005 to reduce the percentage of the value of total proved reserves that is required to be mortgaged from 75% to 70%. J.P. Morgan Chase and Amegy Bank became members of the bank group in September 2005.
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
          The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase our stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. As of December 31, 2006, we were in compliance with all financial covenants and requirements under the existing credit facilities.
          Borrowings under the revolving credit line will be used by us for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of our obligations under the J. Aron Swap (defined hereinafter).
          In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to us on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payments in 2005 and 2006 were paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).
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
          From time to time we may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. At December 31, 2005 and 2006, we had interest rate swaps in place covering $40 million and $80 million, respectively, of our outstanding debt under the revolving credit facility that mature on September 16, 2008. There were no interest rate swaps in 2004.
          At December 31, 2006, the aggregate long-term debt maturing in the next five years is as follows: $7,000 (2007); $8,000 (2008); $8,000 (2009); $95.4 million (2010) and $184.5 million (2011 and thereafter).
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
          On July 7, 2004, the date of the Merger, we became a party to long-term commodity hedges (the “Hedges”) with J. Aron pursuant to a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”.) We anticipate that the Hedges will cover approximately 63% of the expected 2006 through 2013 production from our current estimated proved reserves and will range from 58% to 71% of such expected production in any year. The Hedges primarily take the form of monthly settled fixed price swaps in respect of the settlement prices for the market standard NYMEX futures contracts on crude oil and natural gas. Under such transactions, we pay NYMEX-based floating price per Mmbtu, in the case of Hedges on natural gas, and we pay a NYMEX-based floating price per Bbl, in the case of Hedges on crude oil, for each month during the term of the Hedges and receive a fixed price per Mmbtu or Bbl (as the case may be) according to a monthly schedule of fixed prices that we established upon completion of the Merger. The transactions will be settled on a net basis. The notional amounts of the Hedges were designed to provide sufficient hedged cash flow to cover operating expenditures, general and administrative expenses, interest expenses and the majority of capital expenditures needed to develop proved reserves.
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
     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, we may modify our fixed price contract and financial derivative positions by entering into new transactions. The following tables reflect the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at December 31, 2006. We have not entered into any additional derivative transactions since December 31, 2006.

	Natural Gas Swaps
		NYMEX	Crude Oil Swaps
		Price per	Estimated	NYMEX
Year Ending	Bbtu	Mmbtu	Mbbls	Price per Bbl
December 31, 2007	10,745	$4.97	227	$30.91
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Mcf — Thousand cubic feet	Mmbtu – Million British thermal units	Bbl — Barrel
Mmcf — Million cubic feet	Bbtu – Billion British thermal units	Mbbls – Thousand barrels
          At December 31, 2006, the fair value of futures contracts covering 2007 through 2013 oil and gas production represented an unrealized loss of $187.5 million. Commodity prices have increased since December 31, 2006 and, as a result, the fair value of our oil and gas derivatives as of February 28, 2007 was an unrealized loss of approximately $209.4 million.
          At December 31, 2006, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. At December 31, 2006, the fair value of the interest rate swaps represented an unrealized gain of $481,000.
Inflation and Changes in Prices
          The average price realized for our natural gas increased from $5.80 per Mcf in 2004 to $8.57 per Mcf in 2005, and increased to $8.77 in 2006. The average price realized for our oil increased from $35.47 per Bbl in 2004 to $46.37 per Bbl in 2005 and increased to $62.78 per Bbl in 2006. These prices reflect average prices for oil and gas sales of our continuing operations. The prices include the effect of our qualified effective oil and gas hedging activity.
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

          The following table summarizes our contractual obligations at December 31, 2006.

	Payments Due by Period
Contractual Obligations at		Less than 1			After 5
December 31, 2006	Total	Year	1 – 3 Years	4 - 5 Years	Years
			(in thousands)
Long-term debt	$279,936	$7	$16	$95,395	$184,518
Capital lease obligations	37	35	2	—	—
Asset retirement obligations	20,734	373	2,599	760	17,002
Derivative liabilities	187,016	27,198	74,338	52,653	32,827
Interest on debt	120,153	24,126	48,893	38,013	9,121
Operating leases	3,627	3,000	627	—	—

Total contractual cash obligations	$611,503	$54,739	$126,475	$186,821	$243,468

     In addition to the items above, we have entered into joint operating agreements, area of mutual interest agreements and joint venture agreements with other companies. These agreements may include drilling commitments or other obligations in the normal course of business.
     The following table summarizes our commercial commitments at December 31, 2006.

		Amount of Commitment Expiration Per Period
	Total
Commercial Commitments at	Amounts	Less than 1
December 31, 2006	Committed	Year	1 - 3 Years	4 - 5 Years	Over 5 years
		(in thousands)
Standby Letters of Credit	$40,850	$40,850	$—	$—	$—

Total Commercial Commitments	$40,850	$40,850	$—	$—	$—

          In the normal course of business, we have performance obligations which are supported by surety bonds or letters of credit. These obligations are primarily site restoration and dismantlement, royalty payments and exploration programs where governmental organizations require such support. We also have letters of credit with our hedging counterparty.
          Off-Balance Sheet Arrangements
          We have $40.9 million in letters of credit as described above.
NEW ACCOUNTING STANDARDS
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption to have a material impact on our consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB 108 on December 31, 2006, and there was no impact on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Among other risks, we are exposed to interest rate and commodity price risks.
          The interest rate risk relates to existing debt under our revolving credit facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At December 31, 2006, we had interest rate swaps in place covering $80 million of our outstanding balance on the revolving credit facility. These swaps provide us with a 1-month LIBOR fixed interest rates of 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin, until September 16, 2008. If market interest rates for short-term borrowings increased 1%, the increase in our annual interest expense would be approximately $154,000. This sensitivity analysis is based on our financial structure at December 31, 2006.
          The commodity price risk relates to our natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. We employ a policy of hedging oil and gas production by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At December 31, 2006, we had derivatives covering a portion of our oil and gas production from 2007 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $9.1 million in 2005 and a net pre-tax gain of $18.7 million in 2006 on our qualified hedging activities.

          We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $0.75 per Mcf, our gas sales revenues would decrease by approximately $10.6 million. If the price of crude oil decreased $6.00 per Bbl, our oil sales revenues would decrease by approximately $2.2 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $0.75 per Mcf and $6.00 per Bbl would decrease cash flows from the sale of oil and gas by approximately $3.4 million after considering the effects of the derivative contracts in place as of December 31, 2006. This sensitivity analysis is based on our 2006 oil and gas sales volumes.
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
          Ernst & Young’s report on our financial statements for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.
          During the year ended December 31, 2004 and through November 2, 2005, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement(s) in Ernst & Young’s reports.
          During the year ended December 31, 2004 and through November 2, 2005, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.
          Effective November 2, 2005, our Board of Directors, also functioning as our Audit Committee, appointed Deloitte & Touche LLP (“Deloitte & Touche”) as our independent registered public accounting firm. Deloitte & Touche was not consulted by us on any matter described in Item 304(a)(2) of Regulation S-K during the year ended December 31, 2004 or through November 2, 2005 (the date Deloitte & Touche was engaged).
Item 9A. CONTROLS AND PROCEDURES
Material Weakness Previously Disclosed
     As discussed in our 2004 Annual Report on Form 10-K, as amended, we did not maintain effective disclosure controls as of December 21, 2004 to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. The remedial actions implemented in the fourth quarter of 2005 and the first quarter of 2006 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures.

Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2005 and the first quarter of 2006, we implemented the following changes in our internal control over financial reporting:
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
     Except as described above, there were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2006 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. OTHER INFORMATION
          Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
          Our executive officers and directors and their respective positions and ages of as of March 5, 2007 were as follows:

Name	Age	Position
Mark A. Houser	45	Chief Executive Officer and Chairman of the Board of Directors

James M. Vanderhider	48	President, Chief Financial Officer and Director

Kenneth Mariani	45	Senior Vice President, Chief Operating Officer and Director

Frederick J. Stair	47	Vice President of Accounting

Barry K. Lay	50	Vice President of Land and Secretary

David M. Elkin	41	Vice President of Engineering

Mark L. Barnhill	51	Vice President of Exploration

Matthew Coeny	36	Director
          All of our executive officers serve at the pleasure of our Board of Directors. None of our executive officers is related to any other executive officer or director. The Board of Directors consists of four members, the business experience of each executive officer and director is summarized below.
          Mark A. Houser. On August 16, 2005, Mr. Houser was appointed our Chief Executive Officer and Chairman of the Board of Directors. Mr. Houser is Executive Vice President and Chief Operating Officer of EnerVest Management Partners, Ltd. and President, Chief Operating Officer and Director of EV Management, LLC, the general Partner of EV Energy Partners, L.P. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation, or Oxy, where he helped lead Oxy’s reorganization of its domestic reserve base. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University.
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

          Kenneth Mariani. On October 3, 2005, Mr. Mariani was appointed Senior Vice President and Chief Operating Officer. He has been a director since August 16, 2005. Mr. Mariani is also Senior Vice President, Eastern Division, for EnerVest and Executive Vice President of CGAS Exploration, Inc., a privately-held oil and gas company owned by certain institutional funds managed by EnerVest. Prior to joining EnerVest in 2000, he served as Vice President of Operations for Energy Corporation of America.
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
          Frederick J. Stair. Mr. Stair is Vice President of Accounting and has been our Vice President since January 2003. He previously served as our Corporate Controller from 1997 to 2005 and as Controller of the Exploration and Production Division from 1991 to 1997. Mr. Stair joined us in 1981 and has 25 years of accounting experience in the oil and gas industry. Mr. Stair is also Vice President of Accounting – Eastern Division for EnerVest. He graduated from the University of Akron where he received a Bachelor of Science degree in Accounting. Mr. Stair is a member of the Council of Petroleum Accountants Societies of Appalachia.
          Barry K. Lay. Mr. Lay was appointed Vice President of Land and Secretary on October 16, 2006. He previously served as Vice President and General Manager of our Pennsylvania/New York District. Prior to joining us in 2002, Mr. Lay was Vice President of Engineering for Waco Oil and Gas Company. He also serves as Vice President of Operations – Eastern Division for EnerVest.
          Mr. Lay has 30 years of experience in the oil and gas industry. Mr. Lay graduated from West Virginia University with a Bachelor of Science degree in Petroleum Engineering. He serves as Chairman for numerous State oil and gas regulatory boards including the West Virginia Oil and Gas Conservation Commission, West Virginia Coal Bed Methane Review Board and the West Virginia Shallow Gas Well Review Board. Mr. Lay is a registered Professional Engineer and a licensed Land Surveyor in the State of West Virginia.
          David M. Elkin. Mr. Elkin was appointed Vice President of Engineering on October 16, 2006. He also serves as Vice President of Engineering – Eastern Division for EnerVest. Mr. Elkin joined EnerVest in 2003. He holds a Bachelor of Science in Petroleum and Natural Gas Engineering from The Pennsylvania State University. Prior to joining EnerVest, Mr. Elkin was employed for 17 years with Energy Corporation of America, rising to the position of Vice President of Operations. Mr. Elkin is a member of the Independent Oil and Gas Associations in West Virginia, Pennsylvania, New York, Ohio, Kentucky and Michigan. He is also a member and past officer of the Society of Petroleum Engineers. Mr. Elkin has drilled and operated production in the Appalachian, Michigan, and Powder River basins of North America, as well as the Wairoa basin of New Zealand.
          Mark L. Barnhill. Mr. Barnhill was appointed Vice President of Exploration on October 16, 2006. He also serves as Vice President of Exploration for EnerVest. Mr. Barnhill joined EnerVest in 2001. Prior to joining EnerVest, he was Exploration Manager for Energy Corporation of America. Mr. Barnhill has worked as both a geologist and a geophysicist for Texaco, Inc. and Cotton Petroleum. He holds a Bachelor of Science degree in Geology from Wright State University, a Master of Science in Geology from The University of Tulsa, and a Ph.D. in Geology from The University of Cincinnati.
          Mr. Barnhill was a Visiting Research Scientist at Indiana University/Indiana Geological Survey from 1991 to 1994 where he headed several research projects for the Department of the Navy. He is a member of the American Association of Petroleum Geologists, the Independent Oil and Gas Association of West Virginia, the Independent Oil and Gas Association of Pennsylvania, the Ohio Oil and Gas Association and the Michigan Oil and Gas Association. Mr. Barnhill has given numerous talks at major association meetings both nationally and internationally.
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
Code of Ethics
          We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Vice President of Accounting and any person performing similar functions. It is available without charge upon oral or written request, by contacting:
Belden & Blake Corporation
1001 Fannin Street, Suite 800
Houston, Texas 77002
Attention: Barry Lay, Secretary
Telephone: (713) 659-3500

Item 11. EXECUTIVE COMPENSATION
          All of our executive officers are full-time employees of EnerVest and its subsidiaries. We have entered into an operating agreement with a subsidiary of EnerVest (described in Item 13). Pursuant to the operating agreement, we pay EnerVest a fee to operate our business, and EnerVest provides us the services of its employees, including our executive officers, to operate our business. The fee we pay to EnerVest does not include any direct reimbursement for the salaries, bonuses or other compensation paid by EnerVest to the EnerVest employees which act as our executive officers. Therefore, no executive officers of Belden & Blake received any remuneration from Belden & Blake Corporation during 2006.
Compensation of Directors
          Our directors are not compensated. We have no independent directors, as independence is defind by the New York Stock Exchange.
Compensation Committee Interlocks and Insider Participation
          We do not have a compensation committee. As of December 31, 2006, none of our officers are compensated by us.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER
               MATTERS
          The following table sets forth certain information as of March 5, 2007 regarding the beneficial ownership of our common stock by each person who beneficially owns more than five percent of our outstanding common stock, each director, the Chief Executive Officer and the four other most highly compensated executive officers and by all of our directors and executive officers, as a group:

		Percentage of
Five Percent Shareholders	Number of Shares	Shares
Capital C Energy Operations, LP (1)
1001 Fanin Street, Suite 800 Houston, Texas 77002	1,534	100.0%

(1)	Subsidiaries of EnerVest Management Partners, Ltd., are the general partners of the limited partnership that owns Capital C Energy Operations, L.P. EnerVest, therefore, also may be deemed to be a beneficial owner of the 1,534 shares (100%) of our Common Stock. The address of EnerVest Management Partners, Ltd., is 1001 Fannin Street, Suite 800, Houston, Texas 77002. EnerVest is a Texas limited partnership. Messrs. John B. Walker, Jon Rex Jones and A.V. Jones by virtue of their direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the Common Stock beneficially owned by EnerVest. Messrs. Walker, John Rex Jones and A.V. Jones disclaim beneficial ownership of such Common Stock. The addresses for Messrs. Walker, Jon Rex Jones and A.V. Jones are the same as for EnerVest.
Equity Compensation Plan Information:
     We have a 1997 non-qualified stock option plan under which we are authorized to issue up to 1,466 shares of common stock to officers and employees. No options were granted during 2005 or 2006 and as of December 31, 2006, no options were outstanding under the plan. We have no intentions to grant any options under the plan.

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
          On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. The joint operating agreement was effective October 1, 2005 and resulted in expense to us of $642,000 in 2005 and $5.3 million in 2006 for overhead fees. We also paid $6.7 million for field labor, vehicles and district office expense, $875,000 for drilling overhead fees and $1.3 million for drilling labor costs in 2006 related to this agreement. We reimbursed EnerVest Operating for expenses of $332,000 in 2006 related to the transition of accounting responsibilities to EnerVest Operating’s Charleston, West Virginia office.
          The Company paid approximately $211,000 to Opportune LLP in 2006 for consulting services related to the Company’s amended filings and the 2005 Form 10-K. John Vanderhider, brother of James Vanderhider, the Company’s President and Chief Financial Officer, is a partner with Opportune.
          The Company paid approximately $207,000 to PetroAcct LP in 2006 for services related to the transition of accounting and information system responsibilities from the Company to EnerVest Operating. A subsidiary of EnerVest Management Partners, Ltd owned 50% of PetroAcct during 2006. The 50% ownership interest in PetroAcct was sold to Opportune in March 2007.
          As of December 31, 2006, we owed EnerVest Operating $1,243,000 and EnerVest owed us $520,000.
          In connection with the Transaction, we executed a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to us on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2006 was $25 million. We made cash payments of $945,000 in 2005 and $2.5 million in 2006.
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Deloitte & Touche served as our independent auditor for the years ended December 31, 2006 and 2005. On November 2, 2005, the Board replaced Ernst & Young with Deloitte & Touche as our independent auditor. Aggregate fees for professional services provided to us by Ernst & Young and Deloitte & Touche for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Audit fees	$390,000	$824,338
Audit-related fees	—	—
Tax fees	—	35,800
All other fees	1,500	1,590

	$391,500	$861,728

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
          2. Financial Statement Schedules
          No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

          3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Capital C Energy Operations, LP, Capital C Ohio, Inc. and Belden & Blake Corporation, incorporated by reference to Exhibit 2.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

3.1	Amended and Restated Articles of Incorporation of Belden & Blake Corporation (fka Belden & Blake Energy Corporation), incorporated by reference to Exhibit 3.1 to Belden & Blake Corporation’s Form 8-K dated November 29, 2004.

3.2	Amended and Restated Code of Regulations of Belden & Blake Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-119194).

4.1	Indenture, dated as of July 7, 2004, by and among Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and BNY Midwest Trust Company, incorporated by reference to Exhibit 4.2 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.1	ISDA Master Agreement, dated as of June 30, 2004, between Capital C Ohio, Inc. and J. Aron & Company, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.2	First Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2005, by and among Belden & Blake Corporation, as borrower, certain subsidiaries of Belden & Blake Corporation, as guarantors, various lenders signatory thereto, and BNP Paribas., as sole lead arranger, sole bookrunner, syndication agent and administrative agent (incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated August 22, 2005.

10.3	Priority Lien Pledge and Security Agreement, dated as of July 7, 2004, between Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.3 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.4	Parity Lien Pledge and Security Agreement, dated as of July 7, 2004, between Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.4 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.5	Priority Lien Pledge Agreement, dated as of July 7, 2004, between Capital C Energy Operations, LP and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.5 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.6	Parity Lien Pledge Agreement, dated as of July 7, 2004, between Capital C Energy Operations, LP and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.6 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.7	Collateral Trust Agreement, dated as of July 7, 2004, among Belden & Blake Corporation, the other Pledgors party from time to time thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent under the Credit Agreement, J. Aron & Company, as Hedge Counterparty under the Hedge Agreement, BNY Midwest Trust Company, as Trustee under the Indenture, and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.7 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.8	Schedule to the ISDA Master Agreement, dated as of June 30, 2004 and amended and restated as of August 16, 2005, by and between J. Aron & Company and Belden & Blake Corporation (incorporated by reference to Exhibit 10.2 to Belden & Blake’s 8- K filed on August 22, 2005).

No.	Description

10.9	Termination and Release Agreement, dated as of July 7, 2004, by and among Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc., Ableco Finance LLC and Wells Fargo Foothill, Inc., incorporated by reference to Exhibit 10.10 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.10	Belden & Blake Corporation Retention Plan, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.11	Change in Control Severance Pay Plan for Key Employees of Belden & Blake Corporation dated August 12, 1999, incorporated by reference to Exhibit 10.7 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.12	Amendment No. 1 of Belden & Blake Corporation 1999 Change in Control Protection Plan Key Employees dated as of February 26, 2002, incorporated by reference to Exhibit 10.7 (a) to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.13	Amendment No. 2 of the Belden & Blake Corporation 1999 Change in Control Protection Plan for Key Employees dated as of October 23, 2002, incorporated by reference to Exhibit 10.7(b) to the Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.14	Severance Pay Plan for Employees of Belden & Blake Corporation dated August 12, 1999, incorporated by reference to Exhibit 10.8 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.15	Amendment 1 to the Belden & Blake Corporation 1999 Severance Pay Plan dated as of May 29, 2000, incorporated by reference to Exhibit 10.8 (a) to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.16	Amendment 2 to the Belden & Blake Corporation 1999 Severance Pay Plan dated as of September 12, 2002, incorporated by reference to Exhibit 10.8 (b) to the Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.17	Severance Release Agreement dated February 11, 2005 by and between Belden & Blake Corporation and R. Mark Hackett, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated February 11, 2005.

10.18	Severance Release Agreement dated February 18, 2005 by and between Belden & Blake Corporation and Richard R. Hoffman, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated February 18, 2005.

10.19	Directors’ Fees for Outside Directors effective February 14, 2005.

10.20	Amended and restated employment agreement dated July 1, 2004 by and between Belden & Blake Corporation and John L. Schwager.

10.21	Waiver of certain rights to payments or benefits by and between Belden & Blake Corporation and John L. Schwager.

10.22	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of June 30, 2004 and amended and restated as of August 16, 2005, by and between J. Aron & Company and Belden & Blake Corporation (incorporated by reference to Exhibit 10.3 to Belden & Blake’s 8-K filed on August 22, 2005).

10.23	Contingent Value Agreement, dated August 16, 2005, by and among, James A. Winne III, Michael Becci, Capital C Energy, LP Capital C Energy Partners, L.P., EnerVest BB, L.P., EnerVest BB GP LLC and Belden & Blake Corporation (incorporated by reference to Exhibit 10.7 to Belden & Blake’s 8-K filed on August 22, 2005).

No.	Description

10.24	Subordinated Promissory Note, dated August 16, 2005, between Capital C Energy Operations, LP and Belden & Blake Corporation (incorporated by reference to Exhibit 10.8 to Belden & Blake’s 8-K filed on August 22, 2005).

10.25	First Amendment to Credit Agreement, dated as of September 27, 2005, by and among Belden & Blake Corporation and BNP Paribas, incorporated by reference to Exhibit 10.25 to the Belden & Blake Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

10.26	Operating Agreement dated October 1, 2005, by and between Belden & Blake Corporation and EnerVest Operating L.L.C. incorporated by reference to Exhibit 10.26 to the Belden & Blake Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 14.1 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

16	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 Belden & Blake’s 8-K filed on November 8, 2005).

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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
BELDEN & BLAKE CORPORATION

March 28, 2007 Date	By:	/s/ Mark A. Houser Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark A. Houser	Chief Executive Officer	March 28, 2007

Mark A. Houser	Chairman of the Board of Directors and Director (Principal Executive Officer)	Date

/s/ James M. Vanderhider	President, Chief Financial Officer and Director	March 28, 2007

James M. Vanderhider	(Principal Financial and Accounting Officer)	Date

/s/ Kenneth Mariani	Senior Vice President,	March 28, 2007

Kenneth Mariani	Chief Operating Officer and Director	Date

/s/ Matthew Coeny	Director	March 28, 2007

Matthew Coeny		Date

BELDEN & BLAKE CORPORATION
INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES
Item 15(a) (1) and (2)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 (Successor Company) and December 31, 2005 (Successor Company)	F-4
Consolidated Statements of Operations:
Year ended December 31, 2006 (Successor Company)
138 day period from August 16, 2005 to December 31, 2005 (Successor Company)
227 day period from January 1, 2005 to August 15, 2005 (Predecessor I Company)
178 day period from July 7, 2004 to December 31, 2004 (Predecessor I Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor II Company)	F-5
Consolidated Statements of Shareholders’ Equity (Deficit):
Year ended December 31, 2006 (Successor Company)
138 day period from August 16, 2005 to December 31, 2005 (Successor Company)
227 day period from January 1, 2005 to August 15, 2005 (Predecessor I Company)
178 day period from July 7, 2004 to December 31, 2004 (Predecessor I Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor II Company)	F-6
Consolidated Statements of Cash Flows:
Year Ended December 31, 2006 (Successor Company)
138 day period from August 16, 2005 to December 31, 2005 (Successor Company)
227 day period from January 1, 2005 to August 15, 2005 (Predecessor I Company)
178 day period from July 7, 2004 to December 31, 2004 (Predecessor I Company)
188 day period from January 1, 2004 to July 6, 2004 (Predecessor II Company)	F-7
Notes to Consolidated Financial Statements	F-8
All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Owners of
Belden & Blake Corporation
Houston, Texas
          We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2006, for the one hundred thirty-eight day period from August 16, 2005 to December 31, 2005 (Successor Company) and for the two hundred twenty-seven day period from January 1, 2005 to August 15, 2005 (Predecessor I Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the one hundred thirty-eight day period from August 15, 2005 to December 31, 2005 (Successor Company) and for the two hundred twenty-seven day period from January 1, 2005 to August 15, 2005 (Predecessor I Company), in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, Texas
March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors
Belden & Blake Corporation
     We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the one hundred seventy-eight day period ended December 31, 2004 and the one hundred eighty-eight day period ended July 6, 2004 of Belden & Blake Corporation (Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the one hundred seventy-eight day period ended December 31, 2004 and the one hundred eighty-eight day period ended July 6, 2004 of Belden & Blake Corporation, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Cleveland, Ohio
February 11, 2006

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor Company
	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$5,927	$8,172
Accounts receivable, net	19,855	25,225
Inventories	885	1,085
Deferred income taxes	12,607	25,752
Other current assets	510	349
Fair value of derivatives	378	174

Total current assets	40,162	60,757

Property and equipment, at cost
Oil and gas properties (successful efforts method)	692,576	661,094
Gas gathering systems	1,305	1,593
Land, buildings, machinery and equipment	3,031	6,795

	696,912	669,482
Less accumulated depreciation, depletion and amortization	52,564	14,456

Property and equipment, net	644,348	655,026
Goodwill	90,076	91,443
Fair value of derivatives	193	285
Other assets	2,244	2,607

	$777,023	$810,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,259	$5,314
Accrued expenses	21,554	28,496
Current portion of long-term liabilities	408	776
Fair value of derivatives	27,576	65,170

Total current liabilities	51,797	99,756

Long-term liabilities
Bank and other long-term debt	95,454	52,085
Senior secured notes	165,106	200,340
Subordinated promissory note — related party	25,000	25,000
Asset retirement obligations and other long-term liabilities	20,627	18,919
Fair value of derivatives	160,011	240,129
Deferred income taxes	115,325	84,490

Total long-term liabilities	581,523	620,963

Shareholders’ equity
Common stock: without par value; 3,000 shares authorized; 1,534 shares issued	—	—
Additional paid in capital	125,000	125,000
Retained earnings	41,262	9,063
Accumulated other comprehensive loss	(22,559)	(44,664)

Total shareholders’ equity	143,703	89,399

	$777,023	$810,118

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

			Predecessor I Company
	Successor Company		For the 227 Day	For the 178 Day
		For the 138 Day	Period From	Period from July	Predecessor II Company
		Period From August	January 1, 2005	7, 2004 to	For the 188 Day Period
	For the Year Ended	16, 2005 to	to August 15,	December 31,	from January 1, 2004 to
	December 31, 2006	December 31, 2005	2005	2004	July 6, 2004
Revenues
Oil and gas sales	$147,122	$69,954	$71,400	$56,782	$45,307
Gas gathering and marketing	11,294	6,551	6,439	4,923	5,057
Other	674	166	284	696	458

	159,090	76,671	78,123	62,401	50,822

Expenses
Production expense	23,108	9,734	13,423	11,634	12,122
Production taxes	2,988	1,771	1,901	1,467	1,300
Gas gathering and marketing	9,360	5,481	5,629	4,522	4,579
Exploration expense	1,797	1,229	2,424	2,750	3,220
General and administrative expense	9,995	2,163	3,964	2,703	3,787
Depreciation, depletion and amortization	38,498	14,341	21,265	17,527	9,089
Impairment of oil and gas properties	546	—	—	—	—
Accretion expense	1,226	407	745	633	195
Derivative fair value (gain) loss	(37,356)	5,054	8,258	371	2,038
Transaction expense	—	7	7,535	—	26,001

	50,162	40,187	65,144	41,607	62,331

Operating income (loss)	108,928	36,484	12,979	20,794	(11,509)

Other (income) expense
(Gain) on early extinguishment of debt	(436)	—	—	—	—
Interest expense	22,930	8,526	14,786	11,877	12,184

Income (loss) from continuing operations before income taxes	86,434	27,958	(1,807)	8,917	(23,693)
Provision (benefit) for income taxes	34,235	10,395	(1,487)	1,654	(4,824)

Income (loss) from continuing operations	52,199	17,563	(320)	7,263	(18,869)
Income from discontinued operations, net of tax	—	—	—	—	28,868

Net income (loss)	$52,199	$17,563	$(320)	$7,263	$9,999

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Successor Company		Predecessor I Company		Predecessor II Company				Accumulated Other	Total
	Common	Common	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
Predecessor II Company:
January 1, 2004	—	—	—	—	10,396	1,040	$107,633	$(150,656)	$(16,435)	$(58,418)
Comprehensive (loss) income:
Net loss								9,999		9,999
Other comprehensive income (loss), net of tax:
Change in derivative fair value									(11,174)	(11,174)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales									5,512	5,512

Total comprehensive income										4,337

Stock options exercised					65	6	105			111
Stock-based compensation							1,097			1,097
Repurchase of stock options							(283)			(283)
Tax benefit of repurchase of stock options and stock options exercised							116			116
Treasury stock					(6)	(1)	(28)			(29)
Redemption of common stock					(10,455)	(1,045)	(108,640)	140,657	22,097	53,069

July 6, 2004	—	—	—	—	—	—	—	—	—	--
Predecessor I Company:
Sale of common stock			2				77,500			77,500
Comprehensive income (loss):
Net income								7,263		7,263
Other comprehensive income (loss), net of tax:
Change in derivative fair value									(35,221)	(35,221)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales									7,546	7,546

Total comprehensive loss										(20,412)

December 31, 2004	—	—	2	—	—	—	77,500	7,263	(27,675)	57,088
Comprehensive income (loss):
Net loss								(320)		(320)
Other comprehensive income (loss), net of tax:
Change in derivative fair value									(140,613)	(140,613)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales									11,888	11,888

Total comprehensive loss										(129,045)
Stock-based compensation							2,586			2,586
Redemption of common stock							(80,086)	(6,943)	156,400	69,371
Equity adjustment due to purchase accounting	2		(2)				116,000			116,000
Equity contribution							9,000			9,000

August 16, 2005	2	—	—	—	—	—	125,000	—	—	125,000
Successor Company:
Comprehensive income (loss):
Net income								17,563		17,563
Other comprehensive income (loss), net of tax:
Change in derivative fair value									(55,654)	(55,654)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales									10,990	10,990

Total comprehensive loss										(27,101)
Dividends								(8,500)		(8,500)

December 31, 2005	2	—	—	—	—	—	125,000	9,063	(44,664)	89,399
Comprehensive income (loss):
Net income								52,199		52,199
Other comprehensive income (loss), net of tax:
Change in derivative fair value									19,933	19,933
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales									2,172	2,172

Total comprehensive income										74,304
Dividends								(20,000)		(20,000)

December 31, 2006	2	—	—	—	—	—	$125,000	$41,262	$(22,559)	$143,703

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Company		Predecessor I Company		Predecessor II
		For the 138 Day	For the 227 Day	For the 178 Day	Company
		Period From	Period From	Period From	For the 188 Day
	For the Year	August 16, 2005 to	January 1, 2005	July 7, to	Period From
	Ended December	December 31,	to August 15,	December 31,	January 1, to
	31, 2006	2005	2005	2004	July 6, 2004
Cash flows from operating activities:
Net income (loss)	$52,199	$17,563	$(320)	$7,263	$9,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38,498	14,341	21,265	17,527	9,723
Impairment of oil and gas properties	546	—	—	—	—
Accretion expense	1,226	407	745	633	221
(Gain) on sale of businesses	—	—	—	—	(45,223)
(Gain) loss on debt extinguishment and disposal of property and equipment	(472)	57	86	18	375
Amortization of derivatives and other noncash derivative activities	(56,057)	9,511	12,344	937	2,037
Exploration expense	738	1,229	2,424	2,750	4,639
Deferred income taxes	33,710	10,395	(1,487)	1,829	10,802
Stock-based compensation	—	—	2,586	—	3,990
Other non-cash expense	1,059	—	—	—	—
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	5,210	(1,421)	213	(304)	(900)
Inventories	100	484	(85)	394	79
Accounts payable and accrued expenses	(10,201)	9,813	(8,845)	4,234	184

Net cash provided by (used in) operating activities	66,556	62,379	28,926	35,281	(4,074)
Cash flows from investing activities:
Disposition of businesses, net of cash	—		—	—	72,464
Proceeds from property and equipment disposals	7,419	21	5	125	247
Exploration expense	(738)	(1,229)	(2,424)	(2,750)	(4,639)
Additions to property and equipment	(36,839)	(11,640)	(17,177)	(12,008)	(18,103)
(Increase) decrease in other assets	(18)	(26)	(34)	(35)	1,218

Net cash (used in) provided by investing activities	(30,176)	(12,874)	(19,630)	(14,668)	51,187
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	—	—	192,500
Repayment of senior secured notes	(33,933)	—	—	—	—
Proceeds from senior secured facility — term loan	—	—	—	—	100,000
Proceeds from senior secured facility	—	37,000	57,000	—	—
Sale of common stock	—	—	—	—	77,500
Proceeds from subordinated promissory note	—	—	25,000	—	—
Repayment of senior subordinated notes	—	—	—	(1,040)	(223,960)
Payment to shareholders and optionholders or dividends	(20,000)	(8,500)	—	—	(113,674)
Settlement of derivative liabilities recorded in purchase accounting	(28,042)	(34,360)	(20,440)	(12,007)	—
Debt issue costs	—	(27)	(2,120)	—	(11,700)
Repayment of senior secured facility — term loan	—	—	(89,500)	(10,500)	—
Repayment of senior secured facility	—	(42,000)	—	—	—
Proceeds from revolving line of credit	55,376	—	—	—	146,636
Repayment of revolving line of credit	(12,000)	—	—	—	—
Repayment of long-term debt and other obligations	(26)	(5)	(84)	(126)	(194,187)
Equity contribution	—	—	9,000	—	—
Proceeds from stock options exercised	—	—	—	—	111
Repurchase of stock options	—	—	—	—	(283)
Purchase of treasury stock	—	—	—	—	(29)

Net cash used in financing activities	(38,625)	(47,892)	(21,144)	(23,673)	(27,086)

Net (decrease) increase in cash and equivalents	(2,245)	1,613	(11,848)	(3,060)	20,027
Cash and cash equivalents at beginning of period	8,172	6,559	18,407	21,467	1,440

Cash and cash equivalents at end of period	$5,927	$8,172	$6,559	$18,407	$21,467

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
          The aggregate value of the total equity consideration paid for the Transaction was $125 million, which includes $116 million paid to former shareholders and a $9 million equity contribution. The table below summarizes the allocation of the Transaction’s purchase price based on the acquisition date fair values of the assets acquired and the liabilities assumed.

(in thousands)
Net working capital, including cash of $8,290	$4,201
Oil and gas properties	652,569
Goodwill	91,443
Other assets	11,454
Derivative liability	(258,417)
Other non-current liabilities	(18,733)
Net deferred income tax liabilities	(74,748)
Long-term debt	(282,769)
Net cash equity contribution	$125,000

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
          The Company entered into a Contingent Value Agreement (“Contingent Value Agreement”) with the former partners of Capital C, Messrs. Becci and Winne, and the EnerVest funds that purchased Capital C. Under the Contingent Value Agreement, if properties are contributed to a publicly traded partnership or a publicly traded royalty trust (“MLP”), then the Company has agreed to pay the following aggregate amount to the former partners of Capital C, and Messrs. Becci and Winne:

· 20% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs within one year following the Transaction; and
· 10% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs in the second year following the Transaction.
          Following the Change in Control Transaction, James A. Winne III, resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael Becci, resigned as director, President and Chief Operating Officer of the Company. Upon consummation of the Transaction, all of the members of the board of directors of the Company resigned on August 16, 2005 and Capital C replaced the board with John B. Walker, James M. Vanderhider, Mark A. Houser, Ken Mariani and Matthew Coeny. Each such individual shall serve a term ending on the date of the annual meeting of shareholders to be held in 2006.
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
          The Company incurred transaction costs associated with the Transaction of $7.5 million including $500,000 of severance costs. These costs were expensed in the Predecessor I Company period ended August 15, 2005. The Company also capitalized $2.1 million of debt financing costs and recorded obligations of $5.5 million in purchase accounting including $4.2 million of severance cost and $1.2 million of acquisition costs incurred by EnerVest.
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
Principles of Consolidation and Financial Presentation
          The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the presentation in 2006.
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
Property and Equipment
          The Company uses the “successful efforts” method of accounting for its and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry holes and costs of carrying and retaining undeveloped properties, are expensed as incurred. The costs of carrying and retaining undeveloped properties include delay rental payments made on new and existing leases, ad valorem taxes on existing leases and the cost of previously capitalized leases which are written off because the leases were dropped or expired. Exploratory dry hole costs include the costs associated with drilling an exploratory well that has been determined to be a dry hole. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions such as the complete disposition of a geographical/geological pool. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.
          Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. In 2006, we recorded an impairment of $332,000 which reduced the book value of unproved oil and gas properties to their estimated fair value. No impairments were recorded in 2004 and 2005.
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
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In performing the review for long-lived asset recoverability during 2006, we recorded $214,000 of impairments which reduced the book value of producing properties to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.
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
          As described in Note 1, the Company recorded goodwill associated with the Transaction which resulted in goodwill of $91.4 million at December 31, 2005 and $90.1 million at December 31, 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2006, the Company performed its annual assessment of impairment of the goodwill and determined that there was no impairment.
          At December 31, 2006 and 2005, the Company had $1.6 million and $2.0 million, respectively of deferred debt issuance costs. Deferred debt issuance costs are being amortized over their respective terms. Amortization expense related to deferred debt issuance costs was $424,000, $1.2 million and $1.4 million the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the amortization of deferred debt issuance costs in the next five years is as follows: $424,000 in each of the next three years (2007 through 2009), $270,000 in 2010 and none in 2011.
Revenue Recognition
     Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectibility of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2006 or 2005. Oil and gas marketing revenues are recognized when title passes.
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
Stock-Based Compensation
          On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation–Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation” by providing alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. SFAS 148 also amends many of the disclosure requirements of SFAS 123. The Predecessor Companies measured expense associated with stock-based compensation under the provisions of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB 25, no compensation expense is required to be recognized upon the issuance of stock options to key employees as the exercise price of the option is equal to the market price of the underlying common stock at the date of grant.

          The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the Predecessor II Company period ended July 6, 2004: risk-free interest rates of 3.6% and 3.7%; volatility factor of the expected market price of the Company’s common stock of near zero; dividend yield of zero; and a weighted-average expected life of the option of seven years. There were no stock options granted in the Predecessor I Company 178 day period ended December 31, 2004 or in the years 2005 and 2006.
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
          For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The changes in net income or loss as if we had applied the fair value provisions of SFAS 123 for the Predecessor II Company period ended July 6, 2004 were not material. There were no outstanding stock options or activity in the Successor Company periods ended December 31, 2005 and 2006.
          The changes in share value and the vesting of shares are reported as adjustments to compensation expense. The change in share value in the Predecessor II Company period ended July 6, 2004 resulted in an increase in compensation expense of $4.0 million.
          In connection with the closing of the Transaction, the Company issued approximately 34 shares of common stock to Messrs. Winne and Becci. The shares were purchased from them at the closing of the Transaction. These shares were reported as compensation expense of $2.6 million and included in the transaction expenses in the Predecessor I Company period ended August 15, 2005.
Derivatives and Hedging
          As a result of the adoption of SFAS 133 in 2001, the Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated commodity hedges will be recognized as increases or decreases to oil and gas revenues during the same periods in which the underlying forecasted transactions impact earnings. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately. See Note 5.
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

Asset Retirement Obligations
          The Company follows SFAS 143, “Accounting for Asset Retirement ” which requires the Company to recognize a liability for the fair value of its asset retirement obligations associated with its tangible, long-lived assets. The majority of the Company’s asset retirement obligations relate to the plugging and abandonment (excluding salvage value) of the Company’s oil and gas properties.
          There has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The asset retirement obligations increased as a result of purchase accounting for the Transaction and the Merger, primarily due to a lower discount rate, revised estimates of asset lives on certain oil and gas wells and additional wells having been drilled .
          A reconciliation of the Company’s liability for plugging and abandonment costs for the years ended December 31, 2006 and 2005 is as follows (in thousands):

			Predecessor I
	Successor Company		Company
		For The 138 Day	For the 227 Day
		Period From	Period From
	Year Ended	August 16, 2005	January 1, 2005
	December 31,	to December 31,	to August 15,
	2006	2005	2005
Beginning asset retirement obligations	$19,389	$18,884	$14,942
Liabilities incurred	523	173	142
Liabilities settled	(543)	(75)	(239)
Accretion expense	1,219	407	745
Revisions in estimated cash flows	146	—	—

Ending asset retirement obligations	$20,734	$19,389	$15,590

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
          As permitted by SFAS 123, the Company accounted for share-based payments to employees prior to January 1, 2006 using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally did not recognize compensation expense associated with employee stock option grants. In 2004, all outstanding stock options were expensed due to the Merger on July 7, 2004. The Successor Company and Predecessor I Company did not have any stock options. The adoption of SFAS 123(R)’s fair value method did not have a significant impact on the Company’s results of operations or financial position.
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption to have a material impact on our consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB 108 on December 31, 2006, and there was no impact on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated financial statements.
(4) Dispositions and Discontinued Operations
          In August, 2006, we sold our office building in North Canton, Ohio. Net proceeds from the sale were approximately $3.5 million, which was the carrying value of the property.
          On March 31, 2006, we sold our interests in 13 Oriskany wells and the associated gas gathering system for approximately $3.3 million, which approximated the net carrying value of such assets.
          On June 25, 2004, we completed a sale of substantially all of our Trenton Black River (“TBR”) assets to Fortuna Energy Inc., a wholly owned subsidiary of Talisman Energy Inc. The assets sold included working interests in 16 wells, approximately 11 miles of natural gas gathering lines and oil and gas leases on approximately 475,000 gross acres. The assets are located primarily in New York, Pennsylvania, Ohio and West Virginia. The TBR assets accounted for approximately 5 Bcfe (Billion cubic feet equivalent) of our estimated proved reserves as of December 31, 2003.
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
          In April 2004, the Company decided to dispose of its Arrow Oilfield Service Company (“Arrow”) assets. The Company sold the Michigan assets of Arrow in May 2004 and sold the Ohio and Pennsylvania assets of Arrow in June 2004. The two Arrow asset sales resulted in proceeds of approximately $4.2 million. As a result of the disposition of all of our Arrow assets, the Company recorded a loss of approximately $1.4 million ($864,000 net of tax) in the second quarter of 2004. According to SFAS 144, the disposition of the Arrow assets is classified as discontinued operations.
          The Company allocates interest expense to operating areas based on the proportionate share of net assets of the area to the Company’s consolidated net assets. The amounts of interest expense allocated to income (loss) from discontinued operations for the year ended December 31, 2004 was $907,000.

Revenues and income (loss) from discontinued operations are as follows (in thousands):

Predecessor II Company
188 Day Period from
January 1, 2004 to July
6, 2004
Revenue from discontinued operations	$7,294

(Loss) income from operations of discontinued businesses	(43)
(Benefit) provision for income taxes	(17)

(26)

Income on sale of discontinued businesses	45,223
Income tax provision	16,329

28,894

Income from discontinued operations, net of tax	$28,868

(5) Derivatives and Hedging
          From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas price, crude oil price or interest rate volatility and to support its capital expenditure plans. The Company’s derivative financial instruments take the form of swaps or collars. At December 31, 2006, the Company’s derivative contracts were comprised of natural gas swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that the Company believes are a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value loss.
          The Company uses New York Mercantile Exchange (“NYMEX”) based commodity derivative contracts to hedge natural gas, because the Company’s natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, the Company has ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. The Company had collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against changes in commodity prices and the Company continued to record the mark-to-market adjustments on these natural gas collars, through 2005, in the Company’s income statement. The Company’s NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. The Company had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. At August 16, 2005, the Company’s oil swaps no longer qualify for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps from July 7, 2004 through June 30, 2006 are recorded as “Derivative fair value gain or loss.” As of July 1, 2006, the Company determined that its gas swaps were no longer highly effective and, therefore, could no longer be designated as cash flow hedges. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
          During 2006 and 2005, net losses of $3.3 million ($2.2 million after tax) and $34.0 million ($22.9 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $30.4 million ($19.9 million after tax) in 2006 and increased $291.9 million ($196.6 million after tax) in 2005. At December 31, 2006, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $4.1 million. At December 31, 2006, the Company has partially hedged its exposure to the variability in future cash flows through December 2013.
          The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at December 31, 2006:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per	Estimated	Price per
Year Ending	Bbtu	Mmbtu	Mbbls	Bbl
December 31, 2007	10,745	$4.97	227	$30.91
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl – Barrel	Mmbtu – Million British thermal units
Mbbls – Thousand barrels	Bbtu – Billion British thermal units
          At December 31, 2006, the Company had interest rate swaps in place on $80 million of its outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million plus the applicable margin. At December 31, 2006, the fair value of the interest rate swaps represented an unrealized gain of $481,000.

(6) Details of Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Accounts receivable
Accounts receivable	$3,820	$5,027
Allowance for doubtful accounts	(1,271)	(1,534)
Oil and gas production receivable	17,306	21,732

	$19,855	$25,225

Inventories
Oil	$796	$906
Natural gas	—	50
Material, pipe and supplies	89	129

	$885	$1,085

Property and equipment, gross Oil and gas properties
Producing properties	$597,631	$549,735
Non-producing properties
Proved	75,483	89,773
Unproved	18,719	20,214
Other	743	1,372

	$692,576	$661,094

Land, buildings, machinery and equipment
Land, buildings and improvements	$1,091	$4,666
Machinery and equipment	1,940	2,129

	$3,031	$6,795

Accrued expenses
Accrued interest expense	$6,631	$7,836
Accrued other expenses	6,256	6,869
Accrued drilling and completion costs	1,784	1,808
Accrued income taxes	525	207
Ad valorem and other taxes	911	1,546
Compensation and related benefits	—	178
Undistributed production revenue	5,447	10,052

	$21,554	$28,496

(7) Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Senior secured notes	$159,475	$192,500
Bank revolving credit facility	95,376	52,000
Subordinated promissory note (related party)	25,000	25,000
Other	85	92

	279,936	269,592
Less current portion	7	7

Long-term debt	279,929	269,585
Fair value adjustment — senior secured notes	5,631	7,840

	$285,560	$277,425

Senior Secured Notes due 2012
     The Company has $159.5 million of its Senior Secured Notes (“Notes”) outstanding as of December 31, 2006. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. Subsequent accretion of the premium and repurchase of bonds reduced this amount to $165.1 million at December 31, 2006. The fair value adjustment of $5.6 million is shown separately in the table above. The accretion of $865,000 was recorded as a reduction of interest expense in 2006. The Notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date). The Notes are secured on a second-priority lien on the same assets subject to the liens securing the Company’s obligations under the Senior Facilities (defined hereinafter). The Notes are subject to redemption at the Company’s option at specific redemption prices.

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
Amended Credit Agreement
     On August 16, 2005, the Company amended and restated its then existing $170 million credit agreement, by entering into a First Amended and Restated Credit and Guaranty Agreement (“Amended Credit Agreement”) by and among the Company and BNP Paribas, as sole lead arranger, sole book runner, syndication agent and administrative agent. The Amended Credit Agreement provides for loans and other extensions of credit to be made to the Company up to a maximum aggregate principal amount of $390 million. The obligations under the Amended Credit Agreement are secured by substantially all of the assets of the Company. J.P. Morgan Chase and Amegy Bank were added to the bank group in September 2005.
     The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $350 million and a hedge letter of credit facility in the aggregate principal amount of $40 million (collectively, the “Senior Facilities”). Borrowings under the Amended Credit Agreement may not exceed the borrowing base, which was initially set at $80.25 million, of which $57 million was drawn at closing on August 16, 2005. At December 31, 2006, the borrowing base was $113.4 million and the outstanding balance was $95.4 million.
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
     The Amended Credit Agreement contains covenants that will limit the ability of the Company to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock of the Company or its subsidiaries; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber the capital stock of the Company or its subsidiaries; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. As of December 31, 2006, we were in compliance with all financial covenants and requirements under the existing credit facilities.
     Borrowings under the revolving credit line will be used by the Company for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of the Company’s obligations under the J. Aron Swap (defined hereinafter).
     In connection with the Company’s entry into the Amended Credit Agreement, the Company executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned $25 million to the Company on August 16, 2005. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note made on August 16, 2005. Interest payments on the Note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the Note by borrowing additional amounts against the Note. The interest payments in 2005 and 2006 were paid in cash. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the Company’s senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under the Company’s Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).

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
     At December 31, 2006, the aggregate long-term debt maturing in the next five years is as follows: $7,000 (2007); $8,000 (2008); $8,000 (2009); $95.4 million (2010) and $184.5 million (2011 and thereafter). Our term loan facility requires mandatory prepayments annually based on the calculation of excess cash flow, as defined in the agreement.
(8) Leases
     The Company leases certain computer equipment, vehicles, natural gas compressors and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $3.1 million in 2006, $1.3 million in the Successor Company 138 day period ended December 31, 2005, $2.1 million in the Predecessor I Company 227 day period ended August 15, 2005, $1.7 million for the Predecessor I Company 178 day period ended December 31, 2004, and $2.9 million for the Predecessor II Company 188 day period ended July 6, 2004.
     The Company also leases certain computer equipment accounted for as capital leases. Property and equipment includes $273,000 of computer equipment under capital leases at December 31, 2006 and 2005. Accumulated depreciation for such equipment includes approximately $236,000 and $176,000 at December 31, 2006 and 2005, respectively.
     Future minimum commitments under leasing arrangements as of December 31, 2006 were as follows:

	Operating
As of December 31, 2006	Leases	Capital Leases
	(in thousands)
2007	$3,000	$35
2008	627	2
2009	—	—
2010	—	—
2011	—	—
2012 and thereafter	—	—

Total minimum rental payments	$3,627	37

Less amount representing interest		1

Present value of net minimum rental payments		36
Less current portion		35

Long-term capitalized lease obligations		$1

(9) Stock Option Plans
     We have a 1997 non-qualified stock option plan under which we are authorized to issue up to 1,466 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. No options were granted during 2005 or 2006 and as of December 31, 2006, no options were outstanding under the plan. The Company has no intentions to grant any options.
     Stock option activity consisted of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at January 1, 2004	616,321	1.29
Granted	17,500	3.97
Forfeitures	(7,500)	2.14
Exercised or put	(137,478)	0.84
Surrendered at Merger	(488,843)	1.49

Balance at December 31, 2004	—
Granted	—
Forfeitures	—
Exercised or put	—

Balance at December 31, 2005	—
Granted	—
Forfeitures	—
Exercised or put	—

Balance at December 31, 2006	—

Options exercisable at December 31, 2006	—

     The weighted average fair value of options granted during 2004 were $0.87.

(10) Taxes
     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle includes the following (in thousands):

					Predecessor II
	Successor Company		Predecessor I Company		Company
		For the 138	For the 227	For the 178
		Day Period	Day Period	Day Period	For the 188
		from August	from January	from July 7,	Day Period
	For the year	16, 2005 to	1, 2005 to	2004 to	from January
	ended December	December 31,	August 15,	December 31,	1, 2004 to July
	31, 2006	2005	2005	2004	6, 2004
Current
Federal	$525	$—	$—	$(29)	$(379)
State	—	—	—	(146)	(791)

	525	—	—	(175)	(1,170)
Deferred
Federal	29,771	9,470	(302)	3,914	(4,173)
State	3,938	925	(1,185)	(2,085)	519

	33,709	10,395	(1,487)	1,829	(3,654)

Total	$34,234	$10,395	$(1,487)	$1,654	$(4,824)

The effective tax rate for income from continuing operations before cumulative effect of change in accounting principle differs from the U.S. federal statutory tax rate as follows:

					Predecessor II
	Successor Company		Predecessor I Company		Copany
		For the 138	For the 227	For the 178
		Day Period	Day Period	Day Period	For the 188
		From August	from January	from July 7,	Day Period
	For the year	16, 2005 to	1, 2005 to	2004 to	from January
	ended December	December 31,	August 15,	December 31,	1, 2004 to July
	31, 2006	2005	2005	2004	6, 2004
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	4.6	2.2	42.6	(16.3)	0.7
Transaction related expenses				—	(15.4)
Permanent differences	—	—	2.0	(0.1)	—
Other, net	—	—	2.7	—	—

Effective income tax rate for the period	39.6%	37.2%	82.3%	18.6%	20.3%

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
     Significant components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2006	2005
Deferred income tax liabilities:
Property and equipment, net	$214,292	$207,238
Other, net	198	188

Total deferred income tax liabilities	214,490	207,426
Deferred income tax assets:
Accrued expenses	882	882
Asset retirement obligations	7,551	7,066
Fair value of derivatives	83,522	113,599
Net operating loss carryforwards	26,101	35,317
Senior Secured Notes	2,913	2,913
Tax credit carryforwards	1,775	1,250
Other, net	503	503
Valuation allowance	(11,476)	(12,842)

Total deferred income tax assets	111,771	148,688

Net deferred income tax liability	$102,719	$58,738

Long-term liability	$115,326	$84,490
Current asset	(12,607)	(25,752)

Net deferred income tax liability	$102,719	$58,738

     At December 31, 2006, the Company had approximately $37.1 million of net operating loss carryforwards available for federal income tax reporting purposes. These net operating loss carryforwards, if unused, will expire in 2019 through 2025. The Company also had state net operating losses aggregating $249.1 million, which expire between 2007 and 2025. The net operating losses are subject to annual limitations due to IRC Section 382 as a result of the Merger in 2004 and the Transaction in 2005. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We do not believe the application of Section 382 hinders our ability to utilize the federal net operating losses and, accordingly, no valuation allowance has been recorded. The valuation allowance of $11.5 million relates to certain state net operating loss carryforwards which we estimate would expire before they could be used. We have alternative minimum tax credit carryforwards of approximately $1.8 million, which have no expiration date.
(11) Profit Sharing and Retirement Plans
     Prior to 2006, the Company had a non-qualified profit sharing arrangement under which the Company contributed discretionary amounts determined by the compensation committee of the Company’s Board of Directors based on attainment of performance targets. Amounts were allocated to substantially all employees based on relative compensation. The Company expensed $417,000 for the Successor Company 138 day period ended December 31, 2005, $96,000 for the Predecessor I Company 227 day period ended August 15, 2005, $428,000 for the Predecessor I Company’s 178 day period ended

December 31, 2004, and $544,000 for the Predecessor II Company 188 day period ended July 6, 2004, for contributions to the profit sharing plan and discretionary bonuses. All amounts were paid in cash.
     Effective April 1, 2006 the Company’s 401(k) retirement plan merged into the EnerVest Management Partners, Ltd., 401(k) Plan.
     As of December 31, 2005, the Company had a 401(k) retirement plan which covered substantially all of the employees of the Company. Eligible employees made voluntary contributions which the Company matches $1.00 for every $1.00 contributed up to 4% of an employee’s annual compensation and a $0.50 match for every $1.00 contributed up to the next 2% of compensation. Retirement plan expense amounted to $83,000 for the Successor Company 138 day period ended December 31, 2005, $255,000 for the Predecessor I Company 227 day period ended August 15, 2005, $121,000 for the Predecessor I Company 178 day period ended December 31, 2004, and $237,000 for the Predecessor II Company 188 day period ended July 6, 2004.
(12) Commitments and Contingencies
     In February 2000, four individuals filed a suit in Chautauqua County, New York on their own behalf and on the behalf of others similarly situated, seeking damages for the alleged difference between the amount of lease royalties actually paid and the amount of royalties that allegedly should have been paid. Other natural gas producers in New York were served with similar complaints. On October 10, 2005, we were granted a summary judgment that dismissed all claims. The plaintiff filed a notice of appeal and had nine months to file their brief. The Company’s counsel has advised us that the plaintiffs in this case have failed to file their appeal timely, therefore our summary judgment stands and the case is dismissed.
     The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or cash flows.

(13) Supplemental Disclosure of Cash Flow Information

					Predecessor
	Successor Company		Predecessor I Company		II Company
		138 Day	227 Day
		Period From	Period From	178 Day	188 Day
	For the year	August 16,	January 1,	Period from	Period from
	ended	2005 to	2005 to	July 7, 2004	January 1,
	December 31,	December	August 15,	to December	2004 to July
(in thousands)	2006	31, 2005	2005	31, 2004	6, 2004
Cash paid during the period for:
Interest	$25,317	$2,433	$21,885	$4,508	$12,686
Income taxes, net of refunds	—	(163)	500	(25)	—
Non-cash investing and financing activities:
Acquisition of assets in exchange for long-term liabilities	—	—	—	137	—
(14) Fair Value of Financial Instruments
     The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long-term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $159.5 million (face amount) of the Company’s Senior Secured Notes due 2012 had an approximate fair value of $162.7 million at December 31, 2006 based on quoted market prices.
     From time to time the Company may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. The Company employs a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts. The Company’s NYMEX crude oil swaps are sold locally at posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps, collars or options which are placed with major financial institutions that we believe are minimal credit risks. At December 31, 2006, the Company’s derivative contracts consisted of natural gas swaps, crude oil swaps and interest rate swaps. At December 31, 2006, the fair value of the derivative contracts covering 2007 through 2013 oil and gas production represented an unrealized loss of $187.5 million. At December 31, 2006, the fair value of the Company’s interest rate contract covering 2007 through September 2008 represented an unrealized gain of $481,000.

(15) Supplementary Information on Oil and Gas Activities (Unaudited)
     The following disclosures of costs incurred related to oil and gas activities from continuing operations are presented in accordance with SFAS 69.

					Predecessor II
	Successor Company		Predecessor I Company		Company
		138 Day	227 Day
		Period From	Period From	178 Day	188 Day
		August 15,	January 1,	Period from	Period from
		2005 to	2005 to	July 7, 2004 to	January 1,
	December 31,	December 31,	August 15,	December 31,	2004 to July
(in thousands)	2006	2005	2005	2004	6, 2004
Acquisition costs:
Proved properties	$16	$33	$16	$106	$—
Unproved properties	511	118	317	229	286
Developmental costs	36,052	8,067	18,700	11,458	9,697
Exploratory costs	2,343	1,229	2,424	2,750	2,717
Estimated Proved Oil and Gas Reserves (Unaudited)
     Our estimated proved developed and estimated proved undeveloped reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The estimates of proved reserves as of December 31, 2006, 2005 and 2004 have been prepared by Wright & Company, Inc., independent petroleum consultants. The estimated proved reserve information for the 2004 Predecessor II Company 188 day period ended July 6, 2004 and the 2005 Predecessor I Company 227 day period ended August 15, 2005, is based on our internal engineering estimates.

     The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated:

	Successor Company		Predecessor I Company		Predecessor II Company		Total
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbl)(1)	(Mmcf)(2)	(Mbbl)(1)	(Mmcf)(2)	(Mbbl)(1)	(Mmcf)(2)	(Mbbl)(1)	(Mmcf)(2)	Mmcfe(3)
December 31, 2003	—	—	—	—	6,176	318,089	6,176	318,089	355,145
Extensions and discoveries			51	1,005	—	1,245	51	2,250	2,556
Purchase of reserves in place			—	1,319	—	—	—	1,319	1,319
Capital C merger			6,117	320,637	(6,117)	(320,637)
Revisions of previous estimates			(397)	(64,065)	130	9,000	(267)	(55,065)	(56,667)
Production			(192)	(7,570)	(189)	(7,697)	(381)	(15,267)	(17,553)

December 31, 2004	—	—	5,579	251,326	—	—	5,579	251,326	284,800
Extensions and discoveries	32	2,037	3	3,532			35	5,569	5,779
Purchase of reserves in place	—	1,586	—	690			—	2,276	2,276
EnerVest transaction	5,552	249,335	(5,552)	(249,335)			—	—	—
Revisions of previous estimates	(232)	(794)	186	2,863			(46)	2,069	1,793
Production	(142)	(5,484)	(216)	(9,076)			(358)	(14,560)	(16,710)

December 31, 2005	5,210	246,680	—	—	—	—	5,210	246,680	277,938
Extensions and discoveries	156	12,892					156	12,892	13,830
Purchase of reserves in place	41	881					41	881	1,130
Sale of reserves in place	—	(1,342)					—	(1,342)	(1,342)
Revisions of previous estimates	146	(11,996)					146	(11,996)	(11,123)
Production	(372)	(14,104)					(372)	(14,104)	(16,337)

December 31, 2006	5,181	233,011	—	—	—	—	5,181	233,011	264,096

Proved developed reserves
December 31, 2004			3,448	200,231			3,448	200,231	220,919

December 31, 2005	3,822	203,443					3,822	203,443	226,375

December 31, 2006	3,832	188,374					3,832	188,374	211,368

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
-	Future revenues were based on year-end oil and gas prices. Future price changes were included only to the extent provided by existing contractual agreements.

-	Production and development costs were computed using year-end costs assuming no change in present economic conditions.

-	Future net cash flows were discounted at an annual rate of 10%.

-	Future income taxes were computed using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.
     The standardized measure of discounted future net cash flows relating to estimated proved oil and gas reserves is presented below:

			Predecessor I
	Successor Company		Company
	December 31,
	2006	2005	2004
	(in thousands)
Estimated future cash inflows (outflows)
Revenues from the sale of oil and gas	$1,672,532	$2,726,170	$1,854,119
Production costs	(526,928)	(639,366)	(534,781)
Development costs	(134,553)	(128,933)	(126,750)
Future income taxes	(316,413)	(651,594)	(397,606)

Future net cash flows	694,638	1,306,277	794,982
10% timing discount	(395,157)	(760,513)	(449,270)

Standardized measure of discounted future net cash flows	$299,481	$545,764	$345,712

     At December 31, 2006, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. The weighted average prices for the total estimated proved reserves at December 31, 2006 were $5.91 per Mcf of natural gas and $57.21 per barrel of oil. We do not include our natural gas and crude oil derivative instruments, consisting of swaps and collars, in the determination of our oil and gas reserves.

\

     The principal sources of changes in the standardized measure of future net cash flows are as follows:

					Predecessor II
	Successor Company		Predecessor I Company		Company
		138 Day Period	227 Day Period	178 Day	188 Day
		From August 16,	From January	Period from	Period from
	Year ended	2005 to	1, 2005 to	July 7, 2004	January 1,
	December 31,	December 31,	August 15,	to December	2004 to July
	2006	2005	2005	31, 2004	6, 2004
Beginning of year	$545,764	$575,512	$345,712	$372,686	$399,177
Sale of oil and gas, net of production costs	(102,710)	(60,103)	(56,391)	(33,710)	(34,019)
Extensions and discoveries, less related estimated future development and production costs	25,806	6,422	11,608	2,671	1,311
Previously estimated development costs incurred during the period	29,477	8,503	16,667	9,634	6,237
Purchase of reserves in place less estimated future production costs	170	3,014	1,504	1,927	—
Sale of reserves in place less estimated future production costs	(4,122)	—	—	—	—
Changes in estimated future development costs	(33,665)	(13,903)	(13,356)	38,637	(9,666)
Revisions of previous quantity estimates	(20,621)	(6,964)	13,150	(131,431)	17,391
Net changes in prices and production costs	(354,397)	(28,924)	367,871	(5,961)	(11,867)
Change in income taxes	148,217	20,419	(142,102)	32,981	(21,141)
Accretion of 10% timing discount	83,145	33,060	31,857	28,483	28,751
Changes in production rates (timing) and other	(17,583)	8,728	(1,008)	29,795	(3,488)

End of period	$299,481	$545,764	$575,512	$345,712	$372,686

(16) Industry Segment Financial Information
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
Major customers
     During 2006, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $21.4 million, $20.1 million and $18.5 million, respectively. During 2005, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $21.1 million, $20.5 million and $20.3 million, respectively. During 2004, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $19.9 million, $14.6 million and $12.6 million, respectively.

(17) Quarterly Results of Operations (Unaudited)
     The results of operations for the four quarters of 2006 and 2005 are shown below (in thousands).

	Successor Company
	First	Second	Third	Fourth
2006
Operating revenues	$44,688	$38,466	$34,050	$41,212
Gross profit	25,314	21,604	14,806	20,941
Net income (loss)	5,388	4,744	34,195	7,872

	Predecessor I Company			Successor Company
			For the 46	For the 46
			Day Period	Day Period
			From July 1,	From August
			2005 to	16, 2005 to
			August 15,	September
	First	Second	2005	30, 2005	Fourth
2005
Operating revenues	$30,364	$30,576	$16,900	$22,581	$53,924
Gross profit	12,793	12,426	7,850	12,384	30,857
Net income (loss)	(636)	5,975	(5,658)	660	16,903
(18) Related Party Transactions
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
     On March 15, 2006, the Company entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. The joint operating agreement was effective October 1, 2005 and resulted in expense to the Company of $642,000 in 2005 and $5.3 million in 2006 for overhead fees. We also paid $6.7 million for field labor, vehicles and district office expense, $875,000 for drilling overhead fees and $1.3 million for drilling labor costs in 2006 related to this agreement. We reimbursed EnerVest Operating for expenses of $332,000 in 2006 related to the transition of accounting responsibilities to EnerVest Operating’s Charleston, West Virginia office.

     The Company paid approximately $211,000 to Opportune LLP in the 2006 for consulting services related to the Company’s amended filings and the 2005 Form 10-K. John Vanderhider, brother of James Vanderhider, the Company’s President and Chief Financial Officer, is a partner with Opportune.
     The Company paid approximately $207,000 to PetroAcct LP in 2006 for services related to the transition of accounting and information system responsibilities from the Company to EnerVest Operating. A subsidiary of EnerVest Management Partners, Ltd owned 50% of PetroAcct during 2006. The 50% ownership interest in PetroAcct was sold to Opportune in March 2007.
     As of December 31, 2006, we owed EnerVest Operating $1,243,000 and EnerVest owed us $520,000.
     In connection with the Transaction, the Company executed a subordinated promissory note in favor of the Company’s parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to the Company on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. The Company received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, the Company has the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2005 was $25 million. We made cash payments of $945,000 in 2005 and $2.5 million in 2006.
     Messrs. Houser, Vanderhider and Mariani are officers and directors of the Company and they are officers and equity owners of EnerVest and EnerVest Operating. The institutional funds that are managed by EnerVest and own our direct parent, Capital C, also hold other investments in oil and gas assets and operations. The Company can give no assurance that conflicts of interest will not arise for corporate opportunities. Also, the Company can give no assurance that conflicts will not arise with respect to the time and attention devoted to the Company by Messrs. Houser, Vanderhider and Mariani.