Form 10-Q
period 2007-03-31
BELDEN & BLAKE CORP /OH/
filed 2007-05-15
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN & BLAKE CORPORATION
BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5,987	$5,927
Accounts receivable, net	18,239	19,855
Inventories	1,110	885
Deferred income taxes	18,185	12,607
Other current assets	611	510
Fair value of derivatives	348	378

Total current assets	44,480	40,162

Property and equipment, at cost
Oil and gas properties (successful efforts method)	698,526	692,576
Gas gathering systems	1,305	1,305
Land, buildings, machinery and equipment	2,778	3,031

	702,609	696,912
Less accumulated depreciation, depletion and amortization	61,187	52,564

Property and equipment, net	641,422	644,348
Goodwill	90,076	90,076
Fair value of derivatives	72	193
Other assets	2,194	2,244

	$778,244	$777,023

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$2,494	$2,259
Accrued expenses	17,157	21,554
Current portion of long-term liabilities	294	408
Fair value of derivatives	46,328	27,576

Total current liabilities	66,273	51,797

Long-term liabilities
Bank and other long-term debt	99,952	95,454
Senior secured notes	164,896	165,106
Subordinated promissory note — related party	25,000	25,000
Asset retirement obligations and other long-term liabilities	20,693	20,627
Fair value of derivatives	178,611	160,011
Deferred income taxes	106,467	115,325

Total long-term liabilities	595,619	581,523

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	125,000	125,000
Retained earnings	12,713	41,262
Accumulated other comprehensive loss	(21,361)	(22,559)

Total shareholder’s equity	116,352	143,703

	$778,244	$777,023

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months	Three months
	ended March 31,	ended March 31,
	2007	2006
Revenues
Oil and gas sales	$26,802	$40,938
Gas gathering and marketing	2,620	3,750
Other	168	105

	29,590	44,793

Expenses
Production expense	5,803	5,791
Production taxes	551	709
Gas gathering and marketing	2,204	3,283
Exploration expense	725	174
General and administrative expense	1,927	3,238
Depreciation, depletion and amortization	8,559	9,312
Accretion expense	311	292
Derivative fair value (gain) loss	42,156	7,290

	62,236	30,089

Operating (loss) income	(32,646)	14,704

Other expense
Interest expense	5,897	5,773

(Loss) Income before income taxes	(38,543)	8,931
(Benefit) Provision for income taxes	(15,244)	3,543

Net (loss) income	$(23,299)	$5,388

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months	Three months
	ended March 31,	ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(23,299)	$5,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,559	9,417
Accretion expense	311	292
Amortization of derivatives and other noncash hedging activities	44,434	3,106
Exploration expense	161	174
Deferred income taxes	(15,244)	3,543
Other non-cash expense	354	—
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	1,515	3,023
Inventories	(155)	238
Accounts payable and accrued expenses	(4,448)	1,570

Net cash provided by operating activities	12,188	26,751

Cash flows from investing activities:
Proceeds from property and equipment disposals	—	3,320
Exploration expense	(161)	(174)
Additions to property and equipment	(6,234)	(8,141)
Increase in other assets	(57)	(18)

Net cash used in investing activities	(6,452)	(5,013)

Cash flows from financing activities:
Repayment of senior secured facility — term loan	—	—
Proceeds from revolving line of credit	4,500	13,000
Repayment of revolving line of credit	—	(12,000)
Repayment of long-term debt and other obligations	(2)	(4)
Settlement of derivative liabilities recorded in purchase accounting	(4,924)	(9,947)
Dividends	(5,250)	(6,500)

Net cash used in financing activities	(5,676)	(15,451)

Net increase in cash and cash equivalents	60	6,287
Cash and cash equivalents at beginning of period	5,927	8,172

Cash and cash equivalents at end of period	$5,987	$14,459

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)
March 31, 2007
(1) Basis of Presentation
     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation and its predecessors. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation, Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest Management Partners, Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager (the “Transaction”).
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to conform to the current presentation.
(2) Derivatives and Hedging
     From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil or interest rate price volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At March 31, 2007, our derivative contracts were comprised of natural gas swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying interest rate derivative financial instruments are designated as cash flow hedges. Since July 1, 2006, our oil and gas derivative financial instruments are no longer designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value loss.
     During the first quarters of 2007 and 2006, net losses of $2.2 million ($1.3 million after tax) and $9.9 million ($6.0 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $2.2 million ($1.3 million after tax) in the first quarter of 2007 and decreased $30.5 million ($18.5 million after tax) in the first quarter of 2006. At March 31, 2007, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $5.4 million. At March 31, 2007, we have partially hedged our exposure to the variability in future cash flows through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under derivative contracts (including settled derivative contracts) at March 31, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX
		Price per		NYMEX
	Bbtu	Mmbtu	Mbbls	Price per Bbl
Quarter Ending
June 30, 2007	2,687	4.75	57	31.07
September 30, 2007	2,686	4.71	57	30.73
December 31, 2007	2,686	4.91	56	30.44

	8,059	$4.79	170	$30.75

Year Ending
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units
     At March 31, 2007, we had interest rate swaps in place for $80 million of our outstanding debt under our revolving credit facility through September 16, 2008. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. The fair value of these interest rate swaps was an asset of $285,000 at March 31, 2007.
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
(4) Supplemental Disclosure of Cash Flow Information

	Three months	Three months
	ended March 31,	ended March 31,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$9,628	$9,822
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	(286)	954
(5) Contingencies
     We are involved in several lawsuits arising in the ordinary course of business. We believe that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.
(6) Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the three-month periods ended March 31, 2007 and 2006.

	Three months	Three months
	ended March	ended March
	31, 2007	31, 2006
Comprehensive income (loss):
Net (loss) income	$(23,299)	$5,388
Other comprehensive income (loss), net of tax:
Unrealized gain in derivative fair value	117	18,460
Reclassification adjustment for derivative (loss) gain reclassified into earnings	(1,315)	5,997

Change in accumulated other comprehensive (loss) income	(1,198)	24,457

Comprehensive (loss) income	$(24,497)	$29,845

(7) Related Party Transactions
     We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). We recorded expenses of approximately $1.4 million for operating overhead fees, $1.9 million for field labor, vehicles and district office expense, $107,000 for drilling overhead fees and $356,000 for drilling labor costs in the first quarter of 2007 related to this agreement. We have a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at March 31, 2007 was $25 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We made cash interest payments of $616,000 in the first quarters of 2006 and 2007 to Capital C.
(8) New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
     FIN 48 requires us to evaluate whether any material tax position it has taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
     Since we have no unrecognized tax benefits as of March 31, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of March 31, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and do not expect the adoption to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “will,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2006, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
Results of Operations
     The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated. The average prices shown in the table include the effects of our qualified effective hedging activities.

	Three months ended March 31,
	2007	2006
Production
Gas (Mmcf)	3,295	3,537
Oil (Mbbls)	91	98
Total production (Mmcfe)	3,843	4,126

Average price (1)
Gas (per Mcf)	$6.61	$9.92
Oil (per Bbl)	55.16	59.48
Mcfe	6.97	9.92
Average costs (per Mcfe)
Production expense	$1.51	$1.40
Production taxes	0.14	0.17
Depletion	2.21	2.22
Operating margin (per Mcfe)	5.32	8.35

(1)	The average prices presented above include non-cash amounts related to purchase accounting for the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended March 31,
	2007	2006
Gas (per Mcf)	$7.27	$6.47
Oil (per Bbl)	55.16	59.48
Mcfe	7.55	6.96

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Operating margin (per Mcfe) — average price less production expense and production taxes
First Quarters of 2007 and 2006 Compared
Revenues
     Net operating revenues decreased from $44.7 million in the first quarter of 2006 to $29.4 million in the first quarter of 2007. The decrease was due to lower oil and gas sales revenues of $14.1 million and lower gas gathering and marketing revenues of $1.1 million.
     Gas volumes sold decreased approximately 242,000 Mcf (7%) from 3.5 Bcf (billion cubic feet) in the first quarter of 2006 to 3.3 Bcf in the first quarter of 2007 resulting in a decrease in gas sales revenues of approximately $2.4 million. Oil volumes sold decreased approximately 7,000 Bbls (7%) from 98,000 Bbls in the first quarter of 2006 to 91,000 Bbls in the first quarter of 2007 resulting in a decrease in oil sales revenues of approximately $400,000. The lower oil volumes were primarily due to normal production declines which were partially offset by production from new wells drilled in 2007. The lower gas volumes were primarily due to the sale of a group of Oriskany wells on March 31, 2006 and normal production declines partially offset by production from new wells drilled in 2006.
     The average price realized for our natural gas decreased $3.31 per Mcf from $9.92 in the first quarter of 2006 to $6.61 per Mcf in the first quarter of 2007, which decreased gas sales revenues by approximately $10.9 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $2.2 million ($0.67 per Mcf) in the first quarter of 2007 and higher by $4.2 million ($1.18 per Mcf) in the first quarter of 2006 than if our gas price was not effected by derivative financial instruments. The average price realized for our oil decreased from $59.48 per Bbl in the first quarter of 2006 to $55.16 per Bbl in the first quarter of 2007, which decreased oil sales revenues by approximately $400,000.
     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis decreased from $8.35 per Mcfe in the first quarter of 2006 to $5.32 per Mcfe in the first quarter of 2007. The average price decreased $2.95 per Mcfe and production expense increased by $0.11 per Mcfe while production taxes decreased by $0.03 per Mcfe in the first quarter of 2007 compared to the first quarter of 2006.
     The decrease in gas gathering and marketing revenues was due to an $896,000 decrease in gas marketing revenues and a $234,000 decrease in gas gathering revenues. The lower gas gathering and marketing revenues were primarily due to lower gas prices in the first quarter of 2007 compared to the first quarter of 2006.
Costs and Expenses
     Production expense was $5.8 million in the first quarter of 2006 and the first quarter of 2007. The average production cost increased from $1.40 per Mcfe in the first quarter of 2006 to $1.51 per Mcfe in the first quarter of 2007. Production expense in the first quarter of 2006 included $332,000 ($0.08 per Mcfe) for the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Transaction. Production expenses in the first quarter of 2007 were higher due primarily to increases in labor and oilfield services costs and well workovers.
     Production taxes decreased $158,000 from $709,000 in the first quarter of 2006 to $551,000 in the first quarter of 2007. Average per unit production taxes decreased from $0.17 per Mcfe in the first quarter of 2006 to $0.14 per Mcfe in the first quarter of 2007. The decreased production taxes are primarily due to lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense increased $551,000 from $174,000 in the first quarter of 2006 to $725,000 in the first quarter of 2007. This increase is primarily due to the noncash write-off of costs related to undeveloped leases that expired during the first quarter of 2007.
     General and administrative expense decreased $1.3 million (40%) from $3.2 million in the first quarter of 2006 to $1.9 million in the first quarter of 2007 primarily due to costs associated with the transition of accounting and administrative functions to EnerVest’s Charleston, West Virginia office and costs incurred related to accounting services which were recorded in the first quarter of 2006.
     Depreciation, depletion and amortization decreased by $753,000 from $9.3 million in the first quarter of 2006 to $8.6 million in the first quarter of 2007. This decrease was primarily due to a decrease in depletion expense. Depletion expense decreased $644,000 (7%) from $9.2 million in the first quarter of 2006 to $8.5 million in the first quarter of 2007 primarily due to lower volumes. Depletion per Mcfe decreased slightly from $2.22 per Mcfe in the first quarter of 2006 to $2.21 per Mcfe in the first quarter of 2007.
     Derivative fair value (gain) loss was a loss of $7.3 million in the first quarter of 2006 compared to a loss of $42.2 million in the first quarter of 2007. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the ineffective portion of natural gas swaps through June 30, 2006.
     Interest expense increased $124,000 from $5.8 million in the first quarter of 2006 to $5.9 million in the first quarter of 2007. This increase was due to an increase in outstanding debt partially offset by lower blended interest rates.

     Income tax expense decreased $18.8 million from an expense of $3.5 million in the first quarter of 2006 to a benefit of $15.2 million in the first quarter of 2007. The decrease was primarily due to a decrease in income before income taxes.
Liquidity and Capital Resources
Cash Flows
     The primary sources of cash in the first quarter of 2007 were funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, interest expense and dividends. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
     Our operating activities provided cash flows of $12.2 million during the first quarter of 2007 compared to $26.8 million in the first quarter of 2006. The decrease of $14.6 million was primarily due to lower cash received for oil and gas sales revenues (net of hedging), and changes in working capital items of $7.9 million.
     Cash flows used in investing activities were $6.5 million in the first quarter of 2007 compared to $5.0 million in the first quarter of 2006. The increase was primarily due to a decrease in proceeds from asset disposals of $3.3 million, partially offset by a $1.9 million decrease in capital expenditures in the first quarter of 2007.
     Cash flows used in financing activities decreased in the first quarter of 2007 primarily due to a $5.0 million decrease in the settlement of derivative liabilities and a $3.5 million increase in borrowings from the revolving line of credit.
     Our current ratio at March 31, 2007 was 0.67 to 1. During the first quarter of 2007, the working capital decreased $15.5 million from a deficit of $11.6 million at December 31, 2006 to a deficit of $27.1 million at March 31, 2007. The decrease was primarily due to an increase in the current liability related to the fair value of derivatives of $18.7 million and a decrease in accounts receivable of $1.6 million which was partially offset by an increase in the current deferred tax asset of $5.6 million, and a decrease in accrued expenses and accounts payable of $4.4 million.
Capital Expenditures
     During the first quarter of 2007, we spent approximately $6.5 million on our drilling activities and other capital expenditures. In the first quarter of 2007, we drilled 26 gross (25.5 net) development wells, all of which were successfully completed as producers in the target formation.
     We currently expect to spend approximately $29 million during 2007 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available operating cash flow and borrowings under our revolving credit facility. At March 31, 2007, we had cash of $6.0 million and approximately $12.6 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
     At March 31, 2007, we had a $390 million credit facility (“Amended Credit Agreement”) comprised of a five-year $350 million revolving facility with a borrowing base of $113.4 million,

of which $99.9 million was outstanding at March 31, 2007. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio.
     At March 31, 2007, the interest rate under our base rate option was 8.625%. Under our one-month LIBOR option, the rate was 7.195%. At March 31, 2007, we had $40.9 million of outstanding letters of credit. At March 31, 2007, there was $99.9 million outstanding under the revolving credit agreement. We had $12.6 million of borrowing capacity under our revolving facility available for general corporate purposes. The borrowing base is subject to redetermination semi-annually and at certain other times as provided by the Amended Credit Agreement. As of March 31, 2007, we were in compliance with all financial covenants and requirements under the existing credit facilities.
     In connection with the Transaction, we executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned us $25 million. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note. Interest payments on the Note are due quarterly. In lieu of cash payments, we have the option to make interest payments on the Note by borrowing additional amounts against the Note. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under an indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.
New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
     FIN 48 requires us to evaluate whether any material tax position it has taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
     Since we have no unrecognized tax benefits as of March 31, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of March 31, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and do not expect the adoption to have a material impact on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Among other risks, we are exposed to interest rate and commodity price risks.
          The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At March 31, 2007, we had interest rate swaps in place covering $80 million of our outstanding balance on the revolving credit agreement. The fair value of these interest rate swaps was an asset of $285,000 at March 31, 2007. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $50,000. This sensitivity analysis is based on our financial structure at March 31, 2007.
          The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At March 31, 2007, we had derivatives covering a portion of our oil and gas production from 2007 through 2013. Our oil and gas sales revenues included a net pre-tax gain of $4.2 million in the first three months of 2006 and a net pre-tax loss of $2.2 million in the first three months of 2007 on our qualified hedging activities.
          We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $0.75 per Mcf, our gas sales revenues for the quarter would decrease by approximately $2.5 million. If the price of crude oil decreased $6.00 per Bbl, our oil sales revenues for the quarter would decrease by approximately $548,000. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $0.75 per Mcf and $6.00 per Bbl would decrease cash flows from the sale of oil and gas for the quarter by approximately $664,000 after considering the effects of the derivative contracts in place as of March 31, 2007. This sensitivity analysis is based on our first quarter 2007 oil and gas sales volumes.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at April 30, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX
		Price per		NYMEX
	Bbtu	Mmbtu	Mbbls	Price per Bbl
Quarter Ending
June 30, 2007	2,687	4.75	57	31.07
September 30, 2007	2,686	4.71	57	30.73
December 31, 2007	2,686	4.91	56	30.44

	8,059	$4.79	170	$30.75

Year Ending
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl — Barrel	Mmbtu — Million British thermal units
Mbbls — Thousand barrels	Bbtu — Billion British thermal units
     The fair value of our oil and gas swaps was a net liability of approximately $224.8 million as of March 31, 2007.
     At March 31, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. At March 31, 2007, the fair value of the interest rate swaps represented a net unrealized gain of approximately $285,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of March 31, 2007 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
     There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in several lawsuits arising in the ordinary course of business. We believe that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.
Item 1A. Risk Factors
     As of the date of this filing, there have been no changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
     These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 6. Exhibits.
          (a) Exhibits
The exhibits listed below are filed or furnished as part of this report:
+31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+32 .1 Section 1350 Certification of Chief Executive Officer
+32.2 Section 1350 Certification of Chief Financial Officer

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION
Date: May 14, 2007	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director

Date: May 14, 2007	By:	/s/ James M. Vanderhider
James M. Vanderhider, President, Chief
Financial Officer and Director (Principal Financial Officer)