Form 10-Q
period 2007-06-30
BELDEN & BLAKE CORP /OH/
filed 2007-08-13
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN & BLAKE CORPORATION
BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$13,513	$5,927
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2007 — $1,023; December 31, 2006 — $1,271)	18,918	19,855
Inventories	962	885
Deferred income taxes	15,413	12,607
Other current assets	207	510
Fair value of derivatives	423	378

Total current assets	49,436	40,162

Property and equipment, at cost
Oil and gas properties (successful efforts method)	703,710	692,576
Gas gathering systems	1,305	1,305
Land, buildings, machinery and equipment	2,761	3,031

	707,776	696,912
Less accumulated depreciation, depletion and amortization	70,585	52,564

Property and equipment, net	637,191	644,348
Goodwill	90,076	90,076
Fair value of derivatives	84	193
Other assets	2,076	2,244

	$778,863	$777,023

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$3,408	$2,259
Accrued expenses	20,992	21,554
Current portion of long-term liabilities	281	408
Fair value of derivatives	38,970	27,576

Total current liabilities	63,651	51,797

Long-term liabilities
Bank and other long-term debt	99,950	95,454
Senior secured notes	164,681	165,106
Subordinated promissory note — related party	25,623	25,000
Asset retirement obligations and other long-term liabilities	21,058	20,627
Fair value of derivatives	180,375	160,011
Deferred income taxes	105,664	115,325

Total long-term liabilities	597,351	581,523

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	125,000	125,000
Retained earnings	13,628	41,262
Accumulated other comprehensive loss	(20,767)	(22,559)

Total shareholder’s equity	117,861	143,703

	$778,863	$777,023

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June	ended June
	2007	2006	30, 2007	30, 2006
Revenues
Oil and gas sales	$32,027	$36,212	$58,829	$77,150
Gas gathering and marketing	2,774	2,254	5,394	6,004
Other	494	193	662	298

	35,295	38,659	64,885	83,452

Expenses
Production expense	6,456	4,937	12,259	10,728
Production taxes	642	579	1,193	1,288
Gas gathering and marketing	2,270	1,663	4,474	4,946
Exploration expense	303	375	1,028	549
General and administrative expense	1,933	2,204	3,860	5,442
Depreciation, depletion and amortization	9,454	9,201	18,013	18,513
Accretion expense	319	304	630	596
Derivative fair value loss (gain)	3,985	6,186	46,141	13,476

	25,362	25,449	87,598	55,538

Operating income (loss)	9,933	13,210	(22,713)	27,914

Other expense
Interest expense	5,938	5,806	11,835	11,579
Gain on early extinguishment of debt	—	(436)	—	(436)

Income (loss) before income taxes	3,995	7,840	(34,548)	16,771
Provision (benefit) for income taxes	1,580	3,096	(13,664)	6,639

Net income (loss)	$2,415	$4,744	$(20,884)	$10,132

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months	Six months
	ended June 30,	ended June
	2007	30, 2006
Cash flows from operating activities:
Net (loss) income	$(20,884)	$10,132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,013	18,513
Accretion expense	630	596
Gain on disposal of property and equipment	(57)	—
Gain on debt extinguishment	—	(436)
Non-cash hedging activities	49,108	4,075
Exploration expense	279	549
Deferred income taxes	(13,664)	6,639
Other non-cash expense	1,159	212
Change in operating assets and liabilities
Accounts receivable and other current assets	1,050	7,874
Inventories	(57)	229
Accounts payable and accrued expenses	(167)	(6,306)

Net cash provided by operating activities	35,410	42,077

Cash flows from investing activities:
Additions to property and equipment	(11,203)	(18,136)
Proceeds from property and equipment disposals	270	3,320
Exploration expense	(279)	(549)
Increase in other assets	(44)	(18)

Net cash used in investing activities	(11,256)	(15,383)

Cash flows from financing activities:
Proceeds from revolving line of credit	4,500	48,476
Repayment of revolving line of credit	—	(12,000)
Repayment of secured notes	—	(33,933)
Repayment of long-term debt and other obligations	(21)	(22)
Settlement of derivative liabilities recorded in purchase accounting	(14,297)	(16,706)
Dividends paid	(6,750)	(12,000)

Net cash used in financing activities	(16,568)	(26,185)

Net increase in cash and cash equivalents	7,586	509
Cash and cash equivalents at beginning of period	5,927	8,172

Cash and cash equivalents at end of period	$13,513	$8,681

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)
June 30, 2007
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
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to previously reported amounts in order to conform to current year presentation.
(2) Derivatives and Hedging
     From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil or interest rate price volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At June 30, 2007, our derivative contracts were comprised of natural gas swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying interest rate derivative financial instruments are designated as cash flow hedges. Since July 1, 2006, our oil and gas derivative financial instruments are no longer designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the statements of operations as derivative fair value loss.
     During the first six months of 2007 and 2006, net losses of $3.0 million ($1.8 million after tax) and $13.0 million ($7.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. At June 30, 2007, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $5.4 million. At June 30, 2007, we have partially hedged our exposure to the variability in future cash flows through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at June 30, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per		Price per
	Bbtu	Mmbtu	Mbbls	Bbl
Quarter Ending
September 30, 2007	2,686	4.71	57	30.73
December 31, 2007	2,686	4.91	56	30.44

	5,372	$4.81	113	$30.59

Year Ending
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl – Barrel	Mmbtu – Million British thermal units
Mbbls – Thousand barrels	Bbtu – Billion British thermal units
     At June 30, 2007, we had interest rate swaps in place for $80 million of our outstanding debt under our revolving credit facility through September 16, 2008. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. The fair value of these interest rate swaps was an asset of $502,000 at June 30, 2007.
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
(4) Supplemental Disclosure of Cash Flow Information

	Six months	Six months
	ended June 30,	ended June 30,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$11,710	$13,164
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	754	4,218
Non-cash additions to debt	(623)	—
(5) Contingencies
     We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

(6) Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the six-month periods ended June 30, 2007 and 2006.

	Six months	Six months
	ended June 30,	ended June 30,
	2007	2006
Comprehensive income (loss):
Net (loss) income	$(20,884)	$10,132
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain in derivative fair value	(14)	18,539
Reclassification adjustment for derivative (loss) gain reclassified into earnings	(1,778)	7,776

Change in accumulated other comprehensive (loss) income	(1,792)	26,315

Comprehensive (loss) income	$(22,676)	$36,447

(7) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Senior secured notes	$159,475	$159,475
Bank revolving credit facility	99,876	95,376
Subordinated promissory note (related party)	25,623	25,000
Other	81	85

	285,055	279,936

Less current portion	7	7

Long-term debt	285,048	279,929
Fair value adjustment — senior secured notes	5,206	5,631

	$290,254	$285,560

Amended Credit Agreement
     At June 30, 2007, we had a $390 million credit facility (“Amended Credit Agreement”) comprised of a five-year $350 million revolving facility with a base of $113.4 million, of which $99.9 million was outstanding at June 30, 2007. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum Leverage Ratio from 4.0 to 1.0 to 4.25 to 1.0 for the quarters ending on September 30, 2007 and December 31, 2007. If we had not received this waiver, we would not have complied with our Leverage Ratio covenant as it would have been 4.07 to 1.0 as of June 30, 2007.
     In connection with the Transaction, we executed a Subordinated Promissory Note (“Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned us $25 million. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note. Interest payments on the Note are due quarterly. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.
(8) Related Party Transactions
     We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). We recorded costs of approximately $2.9 million (as production expense) for operating overhead fees, $3.7 million (as General and Administrative Expense) for field labor, vehicles and district office expense, $154,000 (capitalized) for drilling overhead fees and $552,000 (capitalized) for drilling labor costs in the first six months of 2007 related to this agreement. We have a Note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at June 30, 2007 was $25.6 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We made cash interest payments of $1.2 million in the first six months of 2006 and $616,000 in the first quarter of 2007 to Capital C. We borrowed $623,000 against the note for the interest payment in the second quarter of 2007.
(9) New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

     FIN 48 requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
     Since we have no unrecognized tax benefits as of June 30, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of June 30, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and we have not determined the impact, if any, on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not determined the impact, if any, on our financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Production
Gas (Mmcf)	3,437	3,487	6,732	7,024
Oil (Mbbls)	90	91	182	189
Total production (Mmcfe)	3,979	4,035	7,822	8,160

Average price (1)
Gas (per Mcf)	$7.71	$8.65	$7.17	$9.29
Oil (per Bbl)	61.31	66.36	58.22	62.80
Mcfe	8.05	8.98	7.52	9.45
Average costs (per Mcfe)
Production expense	$1.62	$1.22	$1.57	$1.31
Production taxes	0.16	0.14	0.15	0.16
Depletion	2.35	2.24	2.27	2.23
Oil and Gas operating margin (per Mcfe)	6.27	7.62	5.80	7.98

(1)	The average prices presented above include non-cash amounts related to purchase accounting for the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gas (per Mcf)	$7.93	$5.90	$7.61	$6.19
Oil (per Bbl)	61.31	66.36	58.22	62.80
Mcfe	8.24	6.60	7.90	6.78

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Oil and Gas operating margin (per Mcfe) – average price less production expense and production taxes
Results of Operations — Second Quarters of 2007 and 2006 Compared
Revenues
     Operating revenues decreased from $38.7 million in the second quarter of 2006 to $35.3 million in the second quarter of 2007. The decrease in operating revenues was primarily due to lower oil and gas sales revenues of $4.2 million.
     Gas volumes sold were 3.4 Bcf (billion cubic feet) in the second quarter of 2007, which was a decrease of 50 Mmcf (1%) compared to the second quarter of 2006. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $430,000. Oil volumes sold decreased approximately 1,000 Bbls (1%) from 91,000 Bbls in the second quarter of 2006 to 90,000 Bbls in the second quarter of 2007 resulting in a decrease in oil sales revenues of approximately $70,000. The lower oil and gas sales volumes are primarily due to normal production declines which were partially offset by production from new wells drilled during 2006 and 2007.
     The average price realized for our natural gas decreased $0.94 per Mcf from $8.65 in the second quarter of 2006 to $7.71 per Mcf in the second quarter of 2007, which decreased gas sales revenues by approximately $3.2 million. As a result of our hedging activities, gas sales revenues were lower by $765,000 ($0.22 per Mcf) in the second quarter of 2007 and higher by $5.2 million ($1.50 per Mcf) in the second quarter of 2006 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $66.36 per Bbl in the second quarter of 2006 to $61.31 per Bbl in the second quarter of 2007, which decreased oil sales revenues by approximately $460,000.
     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis decreased from $7.62 per Mcfe in the second quarter of 2006 to $6.27 per Mcfe in the second quarter of 2007. The average price decreased $0.93 per Mcfe while production expense increased $0.40 per Mcfe and production taxes increased $0.02 per Mcfe in the second quarter of 2007 compared to the second quarter of 2006.
     Gas gathering and marketing revenues increased from $2.3 million in the second quarter of 2006 to $2.8 million in the second quarter of 2007. The increase was due to a $450,000 increase in gas marketing revenues and a $70,000 increase in gas gathering revenues as a result of higher average gas prices in the second quarter of 2007 compared to the second quarter of 2006.
Costs and Expenses
     Production expense increased from $4.9 million in the second quarter of 2006 to $6.5 million in the second quarter of 2007. The average production cost increased from $1.22 per Mcfe in the second quarter of 2006 to $1.62 per Mcfe in the second quarter of 2007. The increase in production expense was primarily due to higher fuel costs, increases in labor and oilfield services costs and increased workover expense in the second quarter of 2007 due to limited service rig availability in the second quarter of 2006.
     Production taxes increased $63,000 from $579,000 in the second quarter of 2006 to $642,000 in the second quarter of 2007. Average per unit production taxes increased from $0.14 per Mcfe in the second quarter of 2006 to $0.16 per Mcfe in the second quarter of 2007. The increased production taxes were primarily due to higher oil and gas sales revenues in Michigan in the second quarter of 2007 compared to the second quarter of 2006. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense decreased $72,000 from $375,000 in the second quarter of 2006 to $303,000 in the second quarter of 2007. This decrease in exploration expense is primarily due to legal expense incurred in the second quarter of 2006 to defend a lease in Pennsylvania.
     General and administrative expense decreased $271,000 from $2.2 million in the second quarter of 2006 to $1.9 million in the second quarter of 2007 primarily due to costs recorded in the second quarter of 2006 associated with the transition of accounting and administrative functions to EnerVest’s Charleston, West Virginia office and the restatement of our 2005 Form 10-K and Forms 10-Q.
     Depreciation, depletion and amortization increased by $253,000 from $9.2 million in the second quarter of 2006 to $9.5 million in the second quarter of 2007. This increase was primarily due to a $310,000 increase in depletion expense. Depletion per Mcfe increased from $2.24 per Mcfe in the second quarter of 2006 to $2.35 per Mcfe in the second quarter of 2007 due primarily to increased costs associated with development drilling activities in the second half of 2006 and the first half of 2007.

     Derivative fair value (gain) loss was a loss of $6.2 million in the second quarter of 2006 compared to a loss of $4.0 million in the second quarter of 2007. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the ineffective portion of natural gas swaps through June 30, 2006.
     Interest expense increased $132,000 from $5.8 million in the second quarter of 2006 to $5.9 million in the second quarter of 2007. This increase in interest expense was due to higher blended interest rates, which were partially offset by the amortization of the fair value adjustments from purchase accounting on the Senior Secured Notes.
     Income tax expense was $1.6 million in the second quarter of 2007 compared to $3.1 million in the second quarter of 2006. The decrease is primarily due to a decrease in income before income taxes.
Results of Operations – Six Months of 2007 and 2006 Compared
Revenues
     Operating revenues decreased from $83.5 million in the first six months of 2006 to $64.9 million in the first six months of 2007. The decrease in operating revenues was due to lower oil and gas sales revenues of $18.3 million.
     Gas volumes sold were 6.7 Bcf in the first six months of 2007, which was a decrease of 292 Mmcf (4%) compared to the first six months of 2006. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.7 million. Oil volumes sold decreased approximately 7,000 Bbls (4%) from 189,000 Bbls in the first six months of 2006 to 182,000 Bbls in the first six months of 2007 resulting in a decrease in oil sales revenues of approximately $490,000. The decrease in oil and gas sales volumes was primarily due to normal production declines, which was partially offset by production from new wells drilled in 2006 and 2007.
     The average price realized for our natural gas decreased $2.12 per Mcf from $9.29 in the first six months of 2006 to $7.17 per Mcf in the first six months of 2007, which decreased gas sales revenues by approximately $14.3 million. As a result of our hedging activities, gas sales revenues were lower by $3.0 million ($0.44 per Mcf) in the first six months of 2007 and higher by $9.4 million ($1.34 per Mcf) in the first six months of 2006 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $62.80 per Bbl in the first six months of 2006 to $58.22 per Bbl in the first six months of 2007, which decreased oil sales revenues by approximately $830,000.
     The operating margin from oil and gas sales on a per unit basis decreased from $7.98 per Mcfe in the first six months of 2006 to $5.80 per Mcfe in the first six months of 2007. The average price decreased $1.93 per Mcfe and production expense increased $0.26 per Mcfe while production taxes decreased $0.01 per Mcfe in the first six months of 2007 compared to the first six months of 2006.
     Gas gathering and marketing revenues decreased from $6.0 million in the first six months of 2006 to $5.4 million in the first six months of 2007 due to a $447,000 decrease in gas marketing revenues and a $163,000 decrease in gas gathering revenues as a result of lower average gas prices in the first six months of 2007 compared to the first six months of 2006.
Costs and Expenses
     Production expense increased from $10.7 million in the first six months of 2006 to $12.3 million in the first six months of 2007. The average production cost increased from $1.31 per Mcfe in the first six months of 2006 to $1.57 per Mcfe in the first six months of 2007. The increase in production expense was primarily due to higher fuel costs, increases in labor and oilfield services costs and increased workover expense in the first six months of 2007 due to limited service rig availability in the second quarter of 2006.
     Production taxes decreased $95,000 from $1.3 million in the first six months of 2006 to $1.2 million in the first six months of 2007. Average per unit production taxes decreased from $0.16 per Mcfe in the first six months of 2006 to $0.15 per Mcfe in the first six months of 2007. The decreased production taxes are primarily due to lower oil and gas prices in the first six months of 2007 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense increased $479,000 from $549,000 in the first six months of 2006 to $1.0 million in the first six months of 2007. This increase in exploration expense is primarily due to the non-cash write off of costs related to undeveloped leases that expired in the first quarter of 2007.
     General and administrative expense decreased $1.5 million from $5.4 million in the first six months of 2006 to $3.9 million in the first six months of 2007 primarily due to expenses related to the Transaction recorded in the first six months of 2006. During the first six months of 2006, we expensed approximately $942,000 for costs associated with the transition of accounting and administrative functions to EnerVest’s Charleston, West Virginia office and approximately $355,000 related to the restatements of our 2005 Form 10-K and Forms 10-Q.
     Depreciation, depletion and amortization decreased by $500,000 from $18.5 million in the first six months of 2006 to $18.0 million in the first six months of 2007. This decrease was primarily due to a $404,000 decrease in depletion expense due to the lower oil and gas sales volumes. Depletion per Mcfe was $2.23 per Mcfe in the first six months of 2006 and $2.27 in the first six months of 2007.
     Derivative fair value loss was $13.5 million in the first six months of 2006 compared to $46.1 million in the first six months of 2007. The derivative fair value loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the ineffective portion of natural gas swaps through June 30, 2006.
     Interest expense increased $256,000 from $11.6 million in the first six months of 2006 to $11.8 million in the first six months of 2007. This increase in interest expense was due to higher blended interest rates, which were partially offset by the amortization of the fair value adjustments from purchase accounting on the Senior Secured Notes.
     Income tax expense was a benefit of $13.7 million for the first six months of 2007 compared to an expense $6.6 million for the first six months of 2006. The decrease is primarily related to a decrease in income before taxes.
Liquidity and Capital Resources
Cash Flows
     The primary sources of cash in the six-month period ended June 30, 2007 have been funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, derivative settlements, dividends and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
     Our operating activities provided cash flows of $35.4 million during the first six months of 2007 compared to $42.1 million in the first six months of 2006. The decrease was primarily due to a decrease in cash received for oil and gas revenues (net of hedging) and changes in working capital items of $970,000.

     Our investing activities used cash flows of $11.3 million during the first six months of 2007 compared to $15.4 million provided in the first six months of 2006. The decrease is due to a decrease in capital expenditures of $6.9 million and lower cash received for property and equipment disposals of $3.1 million.
     Cash flows used in financing activities decreased $9.6 million in the first six months of 2007 primarily due to a decrease of $5.3 million in dividends paid. In addition, we also had lower derivative settlements of $2.4 million and an increase in net borrowings of $2.0 million.
     Our current ratio at June 30, 2007 was 0.78 to 1. During the first six months of 2007, working capital decreased $2.6 million from a deficit of $11.6 million at December 31, 2006 to a deficit of $14.2 million at June 30, 2007. The decrease in working capital was primarily due to an increase of $11.3 million in the current liability related to the fair value of derivatives, an increase in accounts payable and accrued expenses of $587,000 and a $937,000 decrease in accounts receivable, which were partially offset by a $7.6 million increase in cash and a $2.8 million increase in the current deferred tax asset.
Capital Expenditures
     During the first six months of 2007, we spent approximately $11.8 million on our drilling activities and other capital expenditures. In the first six months of 2007, we drilled 47 gross (45.8 net) development wells, all of which were successfully completed as producing wells in the target formation.
     We currently expect to spend approximately $27 million during 2007 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available operating cash flow and borrowings under our revolving credit facility. At June 30, 2007, we had cash of $13.5 million and approximately $12.6 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
     At June 30, 2007, we had an Amended Credit Agreement comprised of a five-year $350 million revolving facility with a base of $113.4 million, of which $99.9 million was outstanding at June 30, 2007. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On

August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum Leverage Ratio from 4.0 to 1.0 to 4.25 to 1.0 for the quarters ending on September 30, 2007 and December 31, 2007. If we had not received this waiver, we would not have complied with our Leverage Ratio covenant as it would have been 4.07 to 1.0 as of June 30, 2007.
     At June 30, 2007, the interest rate under our base rate option was 8.625%. Under our one-month LIBOR option, the rate was 7.195%. At June 30, 2007, we had $40.9 million of outstanding letters of credit. At June 30, 2007, there was $99.9 million outstanding under the revolving credit agreement. We had $12.6 million of borrowing capacity under our revolving facility available for general corporate purposes.
     In connection with the Transaction, we executed a Note in favor of Capital C in the maximum principal amount of $94 million. Under the Note, Capital C loaned us $25 million. The Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Note. Interest payments on the Note are due quarterly. In lieu of cash payments, we have the option to make interest payments on the Note by borrowing additional amounts against the Note. The Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Note is expressly subordinate to the our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.
New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.
     FIN 48 requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
     Since we have no unrecognized tax benefits as of June 30, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of June 30, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.

     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and we have not determined the impact, if any, on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not determined the impact, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Among other risks, we are exposed to interest rate and commodity price risks.
     The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At June 30, 2007, we had interest rate swaps in place covering $80 million of our outstanding balance on the revolving credit agreement. The fair value of these interest rate swaps was an asset of $502,000 at June 30, 2007. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $50,000. This sensitivity analysis is based on our financial structure at June 30, 2007.
     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At June 30, 2007, we had derivatives covering a portion of our oil and gas production from 2007 through 2013. Our oil and gas sales revenues included a net pre-tax gain of $9.4 million in the first six months of 2006 and a net pre-tax loss of $3.0 million in the first six months of 2007 on our qualified hedging activities.
     We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $0.75 per Mcf, our gas sales revenues for the quarter would decrease by approximately $2.6 million. If the price of crude oil decreased $6.00 per Bbl, our oil sales revenues for the quarter would decrease by approximately $542,000. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $0.75 per Mcf and $6.00 per Bbl would decrease cash flows from the sale of oil and gas for the first six months of 2007 by approximately $765,000 after considering the effects of the derivative contracts in place as of June 30, 2007. This sensitivity analysis is based on our first six months 2007 oil and gas sales volumes.
     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per		Price per
	Bbtu	Mmbtu	Mbbls	Bbl
Quarter Ending
September 30, 2007	2,686	4.71	57	30.73
December 31, 2007	2,686	4.91	56	30.44

	5,372	$4.81	113	$30.59

Year Ending
December 31, 2008	10,126	4.64	208	29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl – Barrel	Mmbtu – Million British thermal units
Mbbls – Thousand barrels	Bbtu – Billion British thermal units
     The fair value of our oil and gas swaps was a net liability of approximately $219.3 million as of June 30, 2007.
     At June 30, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. At June 30, 2007, the fair value of the interest rate swaps represented a net unrealized gain of approximately $502,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of June 30, 2007 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
     There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
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

BELDEN & BLAKE CORPORATION

Date: August 10, 2007	By:	/s/ Mark A. Houser Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director

Date: August 10, 2007	By:	/s/ James M. Vanderhider James M. Vanderhider, President, Chief
Financial Officer and Director
(Principal Financial Officer)