Form 10-Q
period 2007-09-30
BELDEN & BLAKE CORP /OH/
filed 2007-11-14
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated filer☐      Accelerated Filer☐      Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No☑
     As of October 31, 2007, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN & BLAKE CORPORATION
BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$13,490	$5,927
Accounts receivable (less accumulated provision for doubtful accounts:	14,946	19,855
September 30, 2007- $522; December 31, 2006 - $1,271)
Inventories	812	885
Deferred income taxes	15,135	12,607
Other current assets	229	510
Fair value of derivatives	193	378

Total current assets	44,805	40,162

Property and equipment, at cost
Oil and gas properties (successful efforts method)	710,334	692,576
Gas gathering systems	1,305	1,305
Land, buildings, machinery and equipment	2,761	3,031

	714,400	696,912
Less accumulated depreciation, depletion and amortization	79,654	52,564

Property and equipment, net	634,746	644,348
Goodwill	90,076	90,076
Fair value of derivatives	—	193
Other assets	1,970	2,244

	$771,597	$777,023

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$4,588	$2,259
Accrued expenses	16,580	21,554
Current portion of long-term liabilities	276	408
Fair value of derivatives	38,268	27,576

Total current liabilities	59,712	51,797

Long-term liabilities
Bank and other long-term debt	99,949	95,454
Senior secured notes	164,463	165,106
Subordinated promissory note - related party	26,269	25,000
Asset retirement obligations and other long-term liabilities	21,473	20,627
Fair value of derivatives	166,143	160,011
Deferred income taxes	111,008	115,325

Total long-term liabilities	589,305	581,523

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued and outstanding	—	—
Paid in capital	125,000	125,000
Retained earnings	17,896	41,262
Accumulated other comprehensive loss	(20,316)	(22,559)

Total shareholder’s equity	122,580	143,703

	$771,597	$777,023

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Oil and gas sales	$27,086	$38,559	$85,915	$115,709
Gas gathering and marketing	2,334	2,474	7,728	8,478
Other	10	196	672	494

	29,430	41,229	94,315	124,681

Costs and Expenses
Production expense	5,994	6,247	18,253	16,975
Production taxes	494	589	1,687	1,877
Gas gathering and marketing	1,957	1,946	6,431	6,892
Exploration expense	264	148	1,292	697
General and administrative expense	1,675	2,318	5,535	7,760
Depreciation, depletion and amortization	9,156	10,211	27,169	28,724
Accretion expense	328	314	958	910
Derivative fair value (gain) loss	(8,695)	(43,235)	37,446	(29,759)

	11,173	(21,462)	98,771	34,076

Operating income (loss)	18,257	62,691	(4,456)	90,605

Other expense
Interest expense	6,002	6,091	17,837	17,670
Gain on early extinguishment of debt	—	—	—	(436)

Income (loss) before income taxes	12,255	56,600	(22,293)	73,371
Provision (benefit) for income taxes	4,987	22,405	(8,677)	29,044

Net income (loss)	$7,268	$34,195	$(13,616)	$44,327

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(13,616)	$44,327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,169	28,724
Accretion expense	958	910
Gain on disposal of property and equipment and debt extinguishment	(57)	(472)
Non-cash hedging activities	41,652	(46,144)
Exploration expense	571	697
Deferred income taxes	(8,854)	29,044
Other non-cash expense	1,665	315
Change in operating assets and liabilities
Accounts receivable and other current assets	5,000	6,854
Inventories	6	238
Accounts payable and accrued expenses	(3,326)	(12,792)

Net cash provided by operating activities	51,168	51,701

Cash flows from investing activities:
Additions to property and equipment	(17,265)	(30,164)
Proceeds from property and equipment disposals	270	6,891
Exploration expense	(571)	(697)
Increase in other assets	(44)	(18)

Net cash used in investing activities	(17,610)	(23,988)

Cash flows from financing activities:
Proceeds from revolving line of credit	6,500	55,376
Repayment of revolving line of credit	(2,000)	(12,000)
Repayment of secured notes	—	(33,933)
Repayment of long-term debt and other obligations	(22)	(23)
Settlement of derivative liabilities recorded in purchase accounting	(20,723)	(22,961)
Dividends paid	(9,750)	(17,250)

Net cash used in financing activities	(25,995)	(30,791)

Net increase (decrease) in cash and cash equivalents	7,563	(3,078)
Cash and cash equivalents at beginning of period	5,927	8,172

Cash and cash equivalents at end of period	$13,490	$5,094

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)
September 30, 2007
(1)	Basis of Presentation
     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation, Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest, Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager (the “Transaction”).
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to previously reported amounts in order to conform to current year presentation.
(2)	Derivatives and Hedging
     From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil or interest rate price volatility and support our capital expenditure plans. At September 30, 2007, our derivative contracts were comprised of natural gas swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying interest rate derivative financial instruments are designated as cash flow hedges. Since July 1, 2006, our oil and gas derivative financial instruments are no longer designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the statements of operations as derivative fair value loss.
     During the first nine months of 2007 and 2006, net losses of $3.9 million ($2.3 million after tax) and $5.8 million ($3.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. At September 30, 2007, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $5.6 million. At September 30, 2007, we have partially hedged our exposure to the variability in future cash flows generated from the sale of oil and natural gas through December 2013.

     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at September 30, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX		NYMEX
		Price per		Price per
	Bbtu	Mmbtu	Mbbls	Bbl
Quarter Ending
December 31, 2007	2,686	$4.91	56	$30.44

Year Ending
December 31, 2008	10,126	$4.64	208	$29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70
Bbl — Barrel		Mmbtu — Million British thermal units
Mbbls — Thousand barrels		Bbtu — Billion British thermal units
     At September 30, 2007, we had interest rate swaps in place for $80 million of our outstanding debt under our revolving credit facility through September 16, 2008. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. The fair value of these interest rate swaps was an asset of $3,000 at September 30, 2007.
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
(4)	Supplemental Disclosure of Cash Flow Information

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$15,951	$22,721
Income taxes	177	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	1,206	1,481
Non-cash additions to debt	(1,269)	—
(5)	Contingencies
     We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

(6)	Comprehensive Income
     Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as accumulated other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income for the nine month periods ended September 30, 2007 and 2006.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Comprehensive (loss) income:
Net (loss) income	$(13,616)	$44,327
Other comprehensive (loss) income, net of tax:
Unrealized gain in derivative fair value	289	19,690
Reclassification adjustment for derivative (loss) gain reclassified into earnings	(2,532)	3,774

Change in accumulated other comprehensive (loss) income	(2,243)	23,464

Comprehensive (loss) income	$(15,859)	$67,791

(7)	Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior secured notes	$159,475	$159,475
Bank revolving credit facility	99,876	95,376
Subordinated promissory note (related party)	26,269	25,000
Other	82	85

	285,702	279,936
Less current portion	9	7

Long-term debt	285,693	279,929
Fair value adjustment — senior secured notes	4,988	5,631

	$290,681	$285,560

Amended Credit Agreement
     At September 30, 2007, we had a $390 million credit facility (“Amended Credit Agreement”) comprised of a five-year $350 million revolving facility with a base of $113.4 million, of which $99.9 million was outstanding at September 30, 2007. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On August 3, 2007, our bank group amended the Amended Credit Agreement to increase the maximum Leverage Ratio from 4.0 to 1.0 to 4.25 to 1.0 for the quarters ending on September 30, 2007 and December 31, 2007.
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
     We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). We recorded costs of approximately $4.4 million (as general and administrative expense) for operating overhead fees, $5.6 million (as production expense) for field labor, vehicles and district office expense, $257,000 (capitalized) for drilling overhead fees and $780,000 (capitalized) for drilling labor costs in the first nine months of 2007 related to this agreement. We have a Note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at September 30, 2007 was $26.3 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We made cash interest payments of $1.9 million in the first nine months of 2006 and $616,000 in the first quarter of 2007 to Capital C. We borrowed $623,000 and $646,000 against the note for the interest payments in the second and third quarters of 2007, respectively.
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

     Since we have no unrecognized tax benefits as of September 30, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of September 30, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and we have not yet determined the impact, if any, on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our financial statements.
(10)	Subsequent Event
     In November 2007, we entered into basis differential swap contracts covering 10,000 Mmbtu per day of our gas sales volumes in 2009 and 2010 and 9,000 Mmbtu per day in 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “would,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2006, under the Heading “Risk Factors”

and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
Results of Operations
     The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated. The average prices shown in the table include the effects of our qualified effective hedging activities.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Production
Gas (Mmcf)	3,310	3,582	10,042	10,606
Oil (Mbbls)	91	96	272	285
Total production (Mmcfe)	3,854	4,157	11,676	12,317
Average price (1)
Gas (per Mcf)	$6.25	$8.93	$6.86	$9.17
Oil (per Bbl)	70.75	68.63	62.39	64.76
Mcfe	7.03	9.28	7.36	9.39
Average costs (per Mcfe)
Production expense	$1.56	$1.50	$1.56	$1.38
Production taxes	0.13	0.14	0.14	0.15
Depletion	2.35	2.42	2.30	2.30
Oil and Gas operating margin (per Mcfe)	5.34	7.64	5.66	7.86
(1) The average prices presented above include non-cash amounts for hedge gains or losses related to purchase accounting for the Transaction which are being reclassified from accumulated other comprehensive income to oil and gas sales. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gas (per Mcf)	$6.62	$6.98	$7.28	$6.45
Oil (per Bbl)	70.75	68.63	62.39	64.76
Mcfe	7.35	7.60	7.72	7.06

Mmcf — Million cubic feet	Mbbls — Thousand barrels	Mmcfe — Million cubic feet of natural gas equivalent
Mcf — Thousand cubic feet	Bbl — Barrel	Mcfe — Thousand cubic feet of natural gas equivalent
Oil and Gas operating margin (per Mcfe) — average price less production expense and production taxes
Results of Operations — Third Quarters of 2007 and 2006 Compared
Revenues
     Operating revenues decreased from $41.2 million in the third quarter of 2006 to $29.4 million in the third quarter of 2007. The decrease in operating revenues was primarily due to lower oil and gas sales revenues of $11.5 million.
     Gas volumes sold were 3.3 Bcf (billion cubic feet) in the third quarter of 2007, which was a decrease of 272 Mmcf (8%) compared to the third quarter of 2006. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.4 million. Oil volumes sold decreased approximately 5,000 Bbls (5%) from 96,000 Bbls in the third quarter of 2006 to 91,000 Bbls in the third quarter of 2007 resulting in a decrease in oil sales revenues of approximately $360,000. The lower oil and gas sales volumes were primarily due to normal production declines, a lower level of drilling activity in 2007, a gas purchaser curtailment for pipeline repairs in Pennsylvania and a gas curtailment in Michigan due to a carbon dioxide processing plant being off-line in the third quarter of 2007. These decreases were partially offset by production from new wells drilled in 2007.
     The average price realized for our natural gas decreased $2.68 per Mcf from $8.93 in the third quarter of 2006 to $6.25 per Mcf in the third quarter of 2007, which decreased gas sales revenues by approximately $8.9 million. As a result of our qualified effective hedging activities, gas sales revenues were lower by $1.2 million ($0.37 per Mcf) in the third quarter of 2007 and higher by $7.0 million ($1.95 per Mcf) in the third quarter of 2006 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $68.63 per Bbl in the third quarter of 2006 to $70.75 per Bbl in the third quarter of 2007, which increased oil sales revenues by approximately $190,000.
     The operating margin from oil and gas sales (oil and gas sales revenues less production expense and production taxes) on a per unit basis decreased from $7.64 per Mcfe in the third quarter of 2006 to $5.34 per Mcfe in the third quarter of 2007. The average price decreased $2.25 per Mcfe while production expense increased $0.06 per Mcfe and production taxes decreased $0.01 per Mcfe in the third quarter of 2007 compared to the third quarter of 2006.
     Gas gathering and marketing revenues decreased from $2.5 million in the third quarter of 2006 to $2.3 million in the third quarter of 2007. The decrease was due to an $81,000 decrease in gas marketing revenues and a $59,000 decrease in gas gathering revenues as a result of lower average gas prices in the third quarter of 2007 compared to the third quarter of 2006.
Costs and Expenses
     Production expense decreased from $6.2 million in the third quarter of 2006 to $6.0 million in the third quarter of 2007. The average production cost increased from $1.50 per Mcfe in the third quarter of 2006 to $1.56 per Mcfe in the third quarter of 2007. The increase in production expense on a per Mcfe basis was primarily due to the lower oil and gas sales volumes in the third quarter of 2007.
     Production taxes decreased $95,000 from $589,000 in the third quarter of 2006 to $494,000 in the third quarter of 2007. Average per unit production taxes decreased from $0.14 per Mcfe in the third quarter of 2006 to $0.13 per Mcfe in the third quarter of 2007. The decreased production taxes were primarily due to lower oil and gas sales revenues in Michigan in the third quarter of 2007 compared to the third quarter of 2006. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense increased $116,000 from $148,000 in the third quarter of 2006 to $264,000 in the third quarter of 2007. This increase in exploration expense is primarily due to seismic expenses and the non-cash write off of costs related to undeveloped leases that expired in the quarter.
     General and administrative expense decreased $643,000 from $2.3 million in the third quarter of 2006 to $1.7 million in the third quarter of 2007 primarily due to costs recorded in the third quarter of 2006 associated with the transition of accounting and administrative functions to EnerVest’s Charleston, West Virginia office.
     Depreciation, depletion and amortization decreased by $1.0 million from $10.2 million in the third quarter of 2006 to $9.2 million in the third quarter of 2007 due to a decrease in depletion expense. Depletion per Mcfe decreased from $2.42 per Mcfe in the third quarter of 2006 to $2.35 per Mcfe in the third quarter of 2007. Depletion in the third quarter of 2007 was based on reserves as of June 30, 2007 which were relatively higher primarily due to higher natural gas prices as compared to reserves as of June 30, 2006.

     Derivative fair value (gain) loss was a gain of $43.2 million in the third quarter of 2006 compared to a gain of $8.7 million in the third quarter of 2007. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the ineffective portion of natural gas swaps through June 30, 2006.
     Interest expense was $6.1 million in the third quarter of 2006 and $6.0 million in the third quarter 2007. The decrease is primarily due to lower blended interest rates in the third quarter of 2007 which were partially offset by higher outstanding borrowings.
     Income tax expense was $5.0 million in the third quarter of 2007 compared to expense of $22.4 million in the third quarter of 2006. The decrease is primarily due to a decrease in income before income taxes.
Results of Operations — Nine Months of 2007 and 2006 Compared
Revenues
     Operating revenues decreased from $124.7 million in the first nine months of 2006 to $94.3 million in the first nine months of 2007. The decrease in operating revenues was due to lower oil and gas sales revenues of $29.8 million.
     Gas volumes sold were 10.0 Bcf in the first nine months of 2007, which was a decrease of 563 Mmcf (5%) compared to the first nine months of 2006. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $5.2 million. Oil volumes sold decreased approximately 13,000 Bbls (5%) from 285,000 Bbls in the first nine months of 2006 to 272,000 Bbls in the first nine months of 2007 resulting in a decrease in oil sales revenues of approximately $840,000. The decrease in oil and gas sales volumes was primarily due to normal production declines, a lower level of drilling activity in 2007, a gas purchaser curtailment in the third quarter of 2007 for pipeline repairs in Pennsylvania and a gas curtailment in Michigan due to a carbon dioxide processing plant being off-line during the third quarter of 2007. These decreases were partially offset by production from new wells drilled in 2006 and 2007.
     The average price realized for our natural gas decreased $2.31 per Mcf from $9.17 in the first nine months of 2006 to $6.86 per Mcf in the first nine months of 2007, which decreased gas sales revenues by approximately $23.2 million. As a result of our qualified effective hedging activities, gas sales revenues were lower by $4.2 million ($0.42 per Mcf) in the first nine months of 2007 and higher by $16.4 million ($1.54 per Mcf) in the first nine months of 2006 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $64.76 per Bbl in the first nine months of 2006 to $62.39 per Bbl in the first nine months of 2007, which decreased oil sales revenues by approximately $650,000.
     The operating margin from oil and gas sales on a per unit basis decreased from $7.86 per Mcfe in the first nine months of 2006 to $5.66 per Mcfe in the first nine months of 2007. The average price decreased $2.03 per Mcfe and production expense increased $0.18 per Mcfe while production taxes decreased $0.01 per Mcfe in the first nine months of 2007 compared to the first nine months of 2006.
     Gas gathering and marketing revenues decreased from $8.5 million in the first nine months of 2006 to $7.7 million in the first nine months of 2007 due to a $528,000 decrease in gas marketing revenues and a $222,000 decrease in gas gathering revenues as a result of lower average gas prices in the first nine months of 2007 compared to the first nine months of 2006.

Costs and Expenses
     Production expense increased from $17.0 million in the first nine months of 2006 to $18.3 million in the first nine months of 2007. The average production cost increased from $1.38 per Mcfe in the first nine months of 2006 to $1.56 per Mcfe in the first nine months of 2007. The increase in production expense was primarily due to higher fuel costs, increases in labor and oilfield services costs and increased workover expense in the first nine months of 2007 due to limited service rig availability in the second quarter of 2006.
     Production taxes decreased $190,000 from $1.9 million in the first nine months of 2006 to $1.7 million in the first nine months of 2007. Average per unit production taxes decreased from $0.15 per Mcfe in the first nine months of 2006 to $0.14 per Mcfe in the first nine months of 2007. The decreased production taxes are primarily due to lower oil and gas prices in the first nine months of 2007 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
     Exploration expense increased $595,000 from $697,000 in the first nine months of 2006 to $1.3 million in the first nine months of 2007. This increase in exploration expense is primarily due to the non-cash write off of costs related to undeveloped leases that expired in the first nine months of 2007.
     General and administrative expense decreased $2.3 million from $7.8 million in the first nine months of 2006 to $5.5 million in the first nine months of 2007 primarily due to expenses related to the Transaction recorded in the first nine months of 2006. During the first nine months of 2006, we expensed approximately $1.0 million for costs associated with the transition of accounting and administrative functions to EnerVest’s Charleston, West Virginia office and approximately $355,000 related to the restatements of our 2005 Form 10-K and Forms 10-Q.
     Depreciation, depletion and amortization decreased by $1.5 million from $28.7 million in the first nine months of 2006 to $27.2 million in the first nine months of 2007. This decrease was primarily due to a $1.4 million decrease in depletion expense due to the lower oil and gas sales volumes. Depletion per Mcfe was $2.30 per Mcfe in the first nine months of 2006 and 2007.
     Derivative fair value (gain) loss was a gain of $29.8 million in the first nine months of 2006 compared to a loss of $37.4 million in the first nine months of 2007. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the ineffective portion of natural gas swaps through June 30, 2006.
     Interest expense increased $167,000 from $17.7 million in the first nine months of 2006 to $17.8 million in the first nine months of 2007. This increase in interest expense was due to higher outstanding borrowings.
     Income tax expense was a benefit of $8.7 million for the first nine months of 2007 compared to an expense $29.0 million for the first nine months of 2006. The decrease is primarily related to a decrease in income before taxes.
Liquidity and Capital Resources
Cash Flows
     The primary sources of cash in the nine month period ended September 30, 2007 have been funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, derivative settlements, dividends and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
     Our operating activities provided cash flows of $51.2 million during the first nine months of 2007 compared to $51.7 million in the first nine months of 2006. The decrease was primarily due to a decrease in cash received for oil and gas revenues (net of hedging) offset by changes in working capital items of $7.4 million.
     Our investing activities used cash flows of $17.6 million during the first nine months of 2007 compared to $24.0 million in the first nine months of 2006. The decrease is due to a decrease in capital expenditures of $12.9 million offset by lower cash received for property and equipment disposals of $6.6 million.
     Cash flows used in financing activities decreased $4.8 million in the first nine months of 2007 primarily due to a decrease of $7.5 million in dividends paid. In addition, we also had lower derivative settlements of $2.2 million and this was offset by a decrease in net borrowings of $4.9 million.
     Our current ratio at September 30, 2007 was 0.75 to 1. During the first nine months of 2007, working capital decreased $3.3 million from a deficit of $11.6 million at December 31, 2006 to a deficit of $14.9 million at September 30, 2007. The decrease in working capital was primarily due to an increase of $10.7 million in the current liability related to the fair value of derivatives, a decrease in accounts receivable of $4.9 million, which were partially offset by a $7.6 million increase in cash and a $2.5 million increase in the current deferred tax asset and a decrease of $2.6 million in accrued expenses and accounts payable.
Capital Expenditures
     During the first nine months of 2007, we spent approximately $17.7 million on our drilling activities and other capital expenditures. In the first nine months of 2007, we drilled 76 gross (74.5 net) development wells, all of which were successfully completed as producing wells in the target formation.
     We currently expect to spend approximately $23 million during 2007 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available operating cash flow and borrowings under our revolving credit facility. At September 30, 2007, we had cash of $13.5 million and approximately $12.6 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
     At September 30, 2007, we had an Amended Credit Agreement comprised of a five-year $350 million revolving facility with a base of $113.4 million, of which $99.9 million was outstanding at September 30, 2007. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On August 3, 2007, our bank amended the Amended Credit Agreement to increase the maximum Leverage Ratio from 4.0 to 1.0 to 4.25 to 1.0 for the quarters ending on September 30, 2007 and December 31, 2007.
     At September 30, 2007, the interest rate under our base rate option was 8.125%. Under our one-month LIBOR option, the rate was 7.635% for $6.5 million and 7.015% for $89.2 million. At September 30, 2007, we had $40.9 million of outstanding letters of credit. At September 30, 2007, there was $99.9 million outstanding under the revolving credit agreement. We had $12.6 million of borrowing capacity under our revolving facility available for general corporate purposes.
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
     Since we have no unrecognized tax benefits as of September 30, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of September 30, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and we have not yet determined the impact, if any, on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Among other risks, we are exposed to interest rate and commodity price risks.
     The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At September 30, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. The fair value of these interest rate swaps was an asset of $3,000 at September 30, 2007. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $50,000. This sensitivity analysis is based on our financial structure at September 30, 2007.
     The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At September 30, 2007, we had derivatives covering a portion of our oil and gas production from 2007 through 2013. Our oil and gas sales revenues included a net pre-tax gain of $16.4 million in the first nine months of 2006 and a net pre-tax loss of $4.2 million in the first nine months of 2007 on our qualified hedging activities.

     We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $0.75 per Mcf, our gas sales revenues for the quarter would have decreased by approximately $2.5 million. If the price of crude oil decreased $7.00 per Bbl, our oil sales revenues for the quarter would have decreased by approximately $634,000. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $0.75 per Mcf and $7.00 per Bbl would have decreased cash flows from the sale of oil and gas for the quarter by approximately $705,000 after considering the effects of the derivative contracts in place as of September 30, 2007. This sensitivity analysis is based on our first nine months 2007 oil and gas sales volumes.
     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at October 31, 2007:

	Natural Gas Swaps		Crude Oil Swaps
		NYMEX Price per		NYMEX Price per
	Bbtu	Mmbtu	Mbbls	Bbl
Quarter Ending
December 31, 2007	2,686	$4.91	56	$30.44

Year Ending
December 31, 2008	10,126	$4.64	208	$29.96
December 31, 2009	9,529	4.43	191	29.34
December 31, 2010	8,938	4.28	175	28.86
December 31, 2011	8,231	4.19	157	28.77
December 31, 2012	7,005	4.09	138	28.70
December 31, 2013	6,528	4.04	127	28.70

Bbl — Barrel Mbbls — Thousand barrels	Mmbtu — Million British thermal units Bbtu — Billion British thermal units
     The fair value of our oil and gas swaps was a net liability of approximately $204.2 million as of September 30, 2007.
     At September 30, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 16, 2008. The swaps provide a 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million, plus the applicable margin. At September 30, 2007, the fair value of the interest rate swaps represented a net unrealized gain of approximately $3,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of September 30, 2007 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
     There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

BELDEN & BLAKE CORPORATION

Date: November 14, 2007	By:	/s/ Mark A. Houser

Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director

Date: November 14, 2007	By:	/s/ James M. Vanderhinder

James M. Vanderhider, President, Chief Financial Officer and Director (Principal Financial Officer)