Form 10-K
period 2007-12-31
BELDEN & BLAKE CORP /OH/
filed 2008-03-28
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Registrant’s telephone number, including area code: (713) 659-3500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 29, 2008, Belden & Blake Corporation had outstanding 1,534 shares of common stock, no par value, which is its only class of stock. The common stock of Belden & Blake Corporation is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined as of the last business day of the registrant’s most recently completed second fiscal quarter.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

     References in this Annual report on Form 10-K to “Belden & Blake,” “the Company,” “we,” “ours,” “us” or like terms refer to Belden & Blake Corporation and its subsidiaries.
Forward-Looking Statements
     The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements, and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described on page 13 under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

GLOSSARY OF OIL AND NATURAL GAS TERMS
Bbl. One stock tank barrel or 42 U.S. gallons liquid volume.
Bcf. One billion cubic feet.
Bcfe. One billion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.
Btu. A British thermal unit is a measurement of the heat generating capacity of natural gas. One Btu is the heat required to raise the temperature of a one—pound mass of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).
Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Developed acres. Acres spaced or assigned to productive wells.
Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive in another reservoir, or to extend a known reservoir.
Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.
MBbl. One thousand barrels of oil or other liquid hydrocarbons.
Mcf. One thousand cubic feet.
Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.
MMBbl. One million barrels.
MMBtu. One million British thermal units.
MMcf. One million cubic feet.
MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.
Natural gas liquids. The hydrocarbon liquids contained within natural gas.
Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.
NYMEX. The New York Mercantile Exchange.
Oil. Crude oil and condensate.
Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

Proved reserves. Proved oil and natural gas reserves, as defined by the Securities and Exchange Commission (the “SEC”) in Article 4—10(a)(2) of Regulation S—X, are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions. Comprehensive SEC oil and natural gas reserve definitions can be found on the SEC’s website at www.sec.gov/about.forms/regs-x.pdf.
Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
Proved undeveloped drilling location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.
Proved undeveloped reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
Recompletion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.
Reservoir. A porous and permeable underground formation containing a natural accumulation of produceable oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.
Standardized measure. Standardized measure is the present value of estimated future net revenues (after income taxes) to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non—property related expenses such as certain general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%.
Successful well. A well capable of producing oil and/or natural gas in commercial quantities.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
Workover. Operations on a producing well to restore or increase production.

PART I
Items 1 and 2. BUSINESS AND PROPERTIES
GENERAL
     Belden & Blake Corporation, an Ohio corporation, was formed on June 14, 1991 and is wholly owned by Capital C Energy Operations, LP (“Capital C”), a Delaware limited partnership. Capital C acquired us pursuant to a merger completed on July 7, 2004 (the “Merger”). On August 16, 2005, Capital C was acquired by institutional funds managed by EnerVest, Ltd. (“EnerVest”).
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
SIGNIFICANT EVENTS
     Acquisition by Institutional Funds Managed by EnerVest Ltd.
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
     On August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum leverage ratio from 4.0 : 1.0 to 4.25 : 1.0 for the quarters ending on September 30, 2007 and December 31, 2007. If we had not received this waiver, we would not have complied with our leverage ratio covenant as it would have been 4.07 : 1.0 as of June 30, 2007. On March 24, 2008, our bank group waived the covenant compliance requirement as of December 31, 2007 and amended the Amended Credit Agreement to further increase the maximum leverage ratio to 4.5 : 1.0 through December 31, 2008. If we had not received this waiver and amendment, we would not have complied with our leverage ratio covenant as it would have been 4.38 : 1.0 as of December 31, 2007.
     In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The interest payments in 2005, 2006 and the first quarter of 2007 were paid in cash. Interest payments for the last three quarters of 2007 were made by additional borrowings against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).
DESCRIPTION OF BUSINESS
Overview
     We are an independent energy company engaged in the exploitation, development, production, operation and acquisition of oil and natural gas properties. Our operations are focused in the Appalachian Basin in Ohio, Pennsylvania and New York and in the Antrim Shale formation in the Michigan Basin.
     In the fourth quarter of 2007, we achieved average net production of approximately 41.0 MMcfe per day consisting of 36.0 MMcf of natural gas and 824 Bbls of oil per day. At December 31, 2007, we owned interests in 4,470 gross (3,536 net) productive oil and gas wells in Ohio, Pennsylvania, New York and Michigan with estimated proved reserves totaling 258 Bcfe consisting of 227 Bcf of natural gas and 5.1 MMbbl of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10%) after income taxes of approximately $389 million at December 31, 2007. The weighted average prices related to estimated proved reserves at December 31, 2007 were $7.54 per Mcf for natural gas and $92.77 per Bbl for oil.
     We have entered into an operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”). Under this operating agreement, EnerVest Operating acts as operator of the oil and gas wells, the related gathering systems and production facilities where our interest entitles us to control the appointment of the operator. As operator, EnerVest Operating manages the drilling and completion of wells and the day to day operating and maintenance activities for our assets. At December 31, 2007, Enervest Operating operated approximately 3,916 wells, or 88% of our gross wells representing approximately 98% of the value of our estimated proved developed reserves on a present value (discounted at 10%) basis. At December 31, 2007, we owned leases on 664,322 gross (571,141 net) acres, including 183,171 gross (129,204 net) undeveloped acres.
     We own approximately 1,620 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets, including those in the northeastern United States. The proximity of our properties in the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in premium wellhead gas prices compared with the NYMEX price for gas delivered at the Henry Hub in Louisiana. During 2007, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.59 and $0.19, respectively, higher than the average NYMEX monthly settle price for 2007.

Oil and Gas Reserves
     The following table sets forth our estimated proved oil and gas reserves as of December 31, 2005, 2006 and 2007 determined in accordance with the rules and regulations of the SEC. These estimates of proved reserves were prepared by Wright & Company, Inc., independent petroleum consultants. Estimated proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	December 31,
	2007	2006	2005
Estimated proved reserves
Gas (Bcf)	227.2	233.0	246.7
Oil (Mbbl)	5,149	5,181	5,210
Bcfe	258.1	264.1	277.9
     See Note 15 to the Consolidated Financial Statements for more detailed information regarding our oil and gas reserves.
     The present value of the estimated future net cash flows after income taxes from our estimated proved reserves as of December 31, 2007, determined in accordance with the rules and regulations of the SEC, was $389 million. Estimated future net cash flows represent estimated future gross revenues from the production and sale of estimated proved reserves, net of estimated costs (including production taxes, ad valorem taxes, operating costs, development costs, additional capital investment and income taxes). Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 2007 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.
     The following table sets forth the weighted average prices, including fixed price contracts, for oil and gas used in determining our estimated proved reserves. We do not include our natural gas and crude oil derivative financial instruments in the determination of our oil and gas reserves.

	December 31,
	2007	2006	2005
Gas (per Mcf)	$7.54	$5.91	$9.83
Oil (per Bbl)	92.77	57.21	57.64
     At December 31, 2007, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. Consequently, these may not reflect the prices actually received or expected to be received for oil and natural gas due to seasonal price fluctuations and other varying market conditions. The prices shown above are weighted average prices for the total reserves.
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

     We currently own working interests in 3,062 gross (2,740 net) wells in the Appalachian Basin, excluding our coalbed methane wells, which currently produce approximately 22.1 MMcfe net per day. Most of our production in the Appalachian Basin is derived from the shallow (1,000 to 6,500 feet) Medina, Clinton and Clarendon Formations, predominately in Pennsylvania and Ohio.
     During 2007, we drilled 25 gross (23.3 net) development wells in the Medina Formation in Pennsylvania, 46 gross (46.0 net) development Clarendon wells in Pennsylvania, 1 gross (1 net) development Onondaga well in Pennsylvania, 2 gross (0.4 net) Knox development wells in Ohio, 1 gross (0.5 net) Berea development well in Ohio and 2 gross (2.0 net) Utica Shale development wells in Ohio. We plan to continue this development drilling program by drilling 15 gross (14.5 net) Medina wells, 60 gross (60.0 net) Clarendon wells and 5 gross (5.0 net) Utica Shale wells in 2008.
Michigan Basin Properties
     The Michigan Basin has operational similarities to the Appalachian Basin’s, geographic proximity to our operations in the Appalachian Basin and proximity to natural gas markets, which has generally resulted in premium wellhead prices as compared to NYMEX prices. We own working interests in 1,206 gross (594 net) wells in the Michigan Basin which currently produce approximately 16.9 MMcfe net per day.
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
     During 2007, we drilled 9 gross (8.8 net) wells to the Antrim Shale Formation. We plan to drill 35 gross (17.6 net) wells in the Antrim Shale Formation in 2008.
Appalachian Basin — Coalbed Methane Properties
     We own a 100% working interest in 202 producing coalbed methane (“CBM”) wells in Pennsylvania and own leases on approximately 55,231 gross (54,927 net) acres of undeveloped CBM properties. Current production from these wells is approximately 3.1 MMcf net per day. We drilled 10 CBM wells in 2007 and plan to drill an additional 10 CBM wells in 2008.
Oil and Gas Operations and Production
     Operations. EnerVest Operating operates 88% of the wells in which we hold working interests. They maintain production field offices in Ohio, Pennsylvania and Michigan. Through these offices, EnerVest Operating reviews our properties to determine what action can be taken to control operating costs and/or improve production.
     We own approximately 1,620 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets.

     Production, Sales Prices and Costs. The following table sets forth certain information regarding our net oil and natural gas production, revenues and unit expenses for the years indicated. The average prices shown in the table include the effects of our qualified effective hedging activities. See Note 5 to the Consolidated Financial Statements.

	Year Ended December 31,
	2007	2006	2005
Production
Gas (MMcf)	13,357	14,104	14,560
Oil (Mbbl)	348	373	358
Total production (MMcfe)	15,446	16,340	16,710
Average price (1)
Gas (per Mcf)	$6.81	$8.77	$8.57
Oil (per Bbl)	67.42	62.78	46.37
Per Mcfe	7.41	9.00	8.46
Average costs (per Mcfe)
Production expense	$1.59	$1.45	$1.40
Production taxes	0.15	0.15	0.20
Depletion	2.31	2.30	2.01

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Year Ended December 31,
	2007	2006	2005
Gas (per Mcf)	$7.34	$7.22	$6.99
Oil (per Bbl)	67.42	62.78	45.38
Per Mcfe	7.87	7.67	7.06
Exploration and Development
     Our activities include development and exploratory drilling in both the low risk formations and the less developed formations of the Appalachian and Michigan Basins.
     In 2007, we spent approximately $22.7 million on development drilling and other capital expenditures. We drilled 96 gross (92.0 net) development wells to shallow, highly developed formations in our operating area. The results of this drilling activity are shown in the table on page 9.
     In 2008, we expect to spend approximately $34.5 million on development and exploratory drilling and other capital expenditures. We expect to drill approximately 120 gross (102.1 net) development wells in 2008 and spend approximately 65% of our drilling capital expenditures on drilling in shallow, highly developed formations. We plan to spend approximately 29% of our 2008 capital expenditures on development and exploratory projects in newly identified and less developed play areas, including the drilling of 5 gross (5.0 net) development Utica Shale wells.
     We were a pioneer in CBM development and production in Pennsylvania, and we presently own a 100% working interest in 202 CBM gas wells in Indiana, Westmoreland and Fayette counties. CBM wells in this area range in depth from 1,200 to 1,500 feet and typically encounter three to six unmined coal seams. With approximately 55,231 gross (54,927 net) CBM acres currently under lease in Pennsylvania, we believe the CBM may contribute significantly to our drilling portfolio. We plan to drill 10 gross (10.0 net) CBM wells in 2008.

     The Antrim Shale Formation, the principal shallow formation in the Michigan Basin, is characterized by high formation water production in the early years of a well’s productive life with water production decreasing over time. Antrim Shale wells produce natural gas that typically climbs to peak rates of 60 Mcf to 125 Mcf per day over a three to 12 month period as the producing formation becomes less water saturated. Production generally holds flat for several months, followed by initial annual decline rates of 10% to 25% that decrease over time to 5% or less. Average well lives are 20 years or more. We plan to drill 35 gross (17.6 net) wells to the Antrim Shale Formation in 2008.
     In addition to our CBM and Antrim drilling, we plan to drill 15 gross (14.5 net) wells to the Medina Formation and 60 gross (60.0 net) wells to the Clarendon Formation in Pennsylvania. We also plan to drill up to 10 gross (10.0 net) exploratory wells in 2008.
     Certain typical characteristics of our drilling programs in the shallow, highly developed formations we target are described below:

Range of Average
Drilling and Completion
	Range of Well Depths	Costs per Well
	(in feet)	(in thousands)
Ohio:
Clinton	3,500 - 5,750	$300 - 340
Pennsylvania:
Coalbed Methane	1,000 - 1,600	190 - 305
Clarendon	1,100 - 2,100	90 - 130
Medina	5,300 - 6,200	300 - 370
Michigan:
Antrim	1,300 - 2,100	170 - 370
     The Appalachian Basin has productive and potentially productive sedimentary formations to depths of 15,000 feet or more, but the combination of long-lived production and high drilling completion rates in the shallow formations has curbed the development of the deeper formations in the basin.
     We have also tested the Niagaran Carbonate, Onondaga Limestone, Oriskany Sandstone, Knox, Utica Shale and Trenton Black River Formations. In the future, we may allocate a portion of our drilling budget to drill wells in these and other deeper or less developed formations.
     Drilling Results. The following table sets forth drilling results from continuing operations with respect to wells drilled by us during the past three years:

	Development Wells			Exploratory Wells
	2005	2006	2007	2005(1)	2006(2)	2007
Productive:
Gross	120	177	96	2	—	—
Net	117.2	170.3	92.0	2.0	—	—
Dry:
Gross	—	2	—	1	1	—
Net	—	2.0	—	1.0	0.5	—
Wells in progress:
Gross	—	—	—	1	—	—
Net	—	—	—	0.5	—	—

(1)	Includes one well (dry hole) that was classified as a well in progress in 2004.

(2)	Includes one well (dry hole) that was classified as a well in progress in 2005.

Disposition of Assets
     On March 31, 2006, we sold our interests in 13 Oriskany wells and the associated gas gathering system for approximately $3.3 million, which approximated the net carrying value of such assets.
     We regularly review our oil and gas properties for potential disposition.
Employees
     As of February 29, 2008, we had no employees. All of our operating, administrative and technical services are provided by employees of EnerVest or other third parties.
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
Principal Customers
     Each of the following customers accounted for 10% or more of our consolidated revenues during 2007: Integrys Energy, National Fuel Resources, Inc. and American Refining Group, Inc. If we were to lose any one of these oil or natural gas purchasers, the loss could temporarily cease production and sale of our oil or natural gas production from the wells subject to contracts with that purchaser. We believe, however, that we would be able promptly to replace the purchaser.
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
     Recent scientific studies have suggested that man made emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the atmosphere resulting in climate change. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) and possibly from stationary sources as well under certain federal Clean Air Act programs, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where the Company conducts business could adversely affect its operations and the demand for hydrocarbon products generally. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.
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
Producing Well Data
     As of December 31, 2007, we owned interests in 4,470 gross (3,536 net) producing oil and gas wells of which approximately 3,916 wells were operated by EnerVest Operating. In the fourth quarter of 2007, our net production was approximately 41.0 MMcfe per day consisting of 36.0 MMcf of natural gas and 824 Bbls of oil per day.

     The following table summarizes by state our productive wells at December 31, 2007:

	December 31, 2007
	Gas Wells		Oil Wells		Total
State	Gross	Net	Gross	Net	Gross	Net
Ohio	1,040	882	685	616	1,725	1,498
Pennsylvania	1,413	1,329	104	104	1,517	1,433
New York	22	11	—	—	22	11
Michigan	1,187	590	19	4	1,206	594

	3,662	2,812	808	724	4,470	3,536

Acreage Data
     The following table summarizes by state our gross and net developed and undeveloped acreage at December 31, 2007:

	December 31, 2007
	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Ohio	187,742	178,175	16,075	14,816	203,817	192,991
Pennsylvania	216,018	188,251	108,671	71,097	324,689	259,348
New York	14,371	12,601	21,983	8,543	36,354	21,144
Michigan	62,980	62,870	26,770	25,129	89,750	87,999
Indiana	40	40	9,672	9,619	9,712	9,659

	481,151	441,937	183,171	129,204	664,322	571,141

     Developed acreage includes 291,154 gross (263,508 net) acres of undrilled acreage held by production.
Item 1A. RISK FACTORS
     Our business activities are subject to significant hazards and risks, including those described below. If any of these events should occur, our business, financial condition, liquidity or results of operations could be materially adversely affected. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. Please also refer to the cautionary note under “Forward-Looking Statements” on page 1 of this Annual Report.
Risks Relating to Our Business
  Hedging transactions may limit our potential gains or expose us to loss.
     To manage our exposure to price risks in the marketing of our natural gas, we enter into natural gas fixed-price physical delivery contracts as well as commodity price swap and collar contracts from time to time with respect to a portion of our current or future production. In connection with the Merger, we became a party to a long-term hedging program with J. Aron. We anticipate the hedges will cover approximately 63% of the expected 2008 through 2013 production from our current estimated proved reserves. These transactions may limit our potential gains if natural gas prices were to rise substantially over the prices specified in the hedge agreement. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
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
     At December 31, 2007, approximately 19% of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is nearly always based on analogy to existing wells rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.
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

     In addition, federal, state, and local regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect our ability to gather or transport our oil and natural gas. See “Items 1 and 2 — Business and Properties — Regulation.”
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
     Our sole shareholder, Capital C, is owned by institutional funds managed by EnerVest. Messrs. Houser and Vanderhider are Executive officers of EnerVest. EnerVest manages other funds that own interests in oil and gas properties in our area of operations. Mr. Mariani is an Executive officer of EnerVest Operating, an affiliate of EnerVest. EnerVest Operating controls the operations of our wells and the wells owned by other EnerVest managed funds. We can give no assurance that conflicts of interest will not arise with respect to corporate opportunities. Also, we can give no assurance that conflicts will not arise with respect to the time and attention devoted to us by Messrs. Houser, Vanderhider and Mariani.
  The terms of our Amended Credit Agreement, as well as the Hedges and the indenture relating to the Senior Secured Notes, restrict our current and future operations, particularly our ability to respond to industry or economic changes or to take certain actions.
     Our Amended Credit Agreement and the Hedge Agreement contain, and any future refinancing of our Senior Facilities likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our Amended Credit Agreement and, to some extent, the Hedge Agreement include covenants restricting, among other things, our ability to:
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

     On August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum leverage ratio for the quarters ending on September 30, 2007 and December 31, 2007. On March 24, 2008, our bank group waived the covenant compliance requirement as of December 31, 2007 and amended the Amended Credit Agreement to further increase the maximum leverage ratio through December 31, 2008. If we had not received these waivers and amendments, we would not have complied with this covenant.
     A failure to comply with the covenants contained in our Senior Facilities or the indenture could result in an event of default (or an event of default under the Hedge Agreement which would result in an event of default under the Senior Facilities), which could materially and adversely affect our operating results and our financial condition. In the event of any default under our Senior Facilities or an event of default under the Hedge Agreement, the lenders under our Senior Facilities, or the Hedge counterparty, respectively, could elect to declare all borrowings outstanding or obligations thereunder, together with accrued and unpaid interest and fees, to be due and payable, and to require us to apply all of our available cash to repay the obligations owing to such entities, which would be an event of default under the Senior Secured Notes. In addition, our existing debt and any new debt may impose financial restrictions and other covenants on us that may be more restrictive than those applicable to the Senior Secured Notes.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 3. LEGAL PROCEEDINGS
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
     All of our equity securities at March 5, 2008, were held by Capital C.
Dividends
     We paid cash dividends of $9.8 million in 2007, $20.0 million in 2006 and $8.5 million in the fourth quarter of 2005. No dividends were paid on our Common Stock prior to the fourth quarter of 2005. We expect to continue to pay dividends as future financial performance permits.
Equity Compensation Plan Information:
     As of March 5, 2008, we do not have an equity compensation plan.

Item 6. SELECTED FINANCIAL DATA
     The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).

	Successor Company			Predecessor I Company		Predecessor II Company

			For the 138	For the 227	For the 178
			Day Period	Day Period	Day Period	For the 188	As of or for
			from August	From January	from July 7,	Day Period	the year
	As of or for the year ended		16, 2005 to	1, 2005 to	2004 to	from January	ended
	December 31,		December 31,	August 15,	December 31,	1, 2004 to July	December 31,
(in thousands)	2007	2006	2005	2005	2004	6, 2004	2003
Continuing Operations:
Revenues	125,656	159,090	$76,671	$78,123	$62,401	$50,822	$95,414
Depreciation, depletion and amortization	36,087	38,074	14,341	21,265	17,527	9,089	18,098
Impairment of oil and gas properties	31	546	—	—	—	—	896
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(35,322)	52,199	17,563	(320)	7,263	(18,869)	5,960
Balance sheet data:			As of 12/31/2005		As of 12/31/2004
Working capital (deficit) from continuing operations	(14,224)	(11,635)	(38,999)		(4,907)		(8,168)
Oil and gas properties and gathering systems, net	627,556	641,879	648,417		502,765		224,631
Total assets	774,225	777,023	810,118		570,853		285,930
Long-term debt, less current portion	291,118	285,560	277,648		281,396		272,637
Total shareholders’ (deficit) equity	102,223	143,703	89,399		57,088		(58,418)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are an Ohio corporation wholly owned by Capital C. Capital C acquired us pursuant to a merger completed on July 7, 2004. On August 16, 2005, Capital C was acquired by institutional funds managed by EnerVest Ltd, a Houston-based privately held oil and gas operator and institutional funds manager. The Transaction resulted in a change in control of the Company.
     We are an independent energy company engaged in the exploitation, development, production, operation and acquisition of oil and natural gas properties. Our operations are focused in the Appalachian Basin in Ohio, Pennsylvania and New York and in the Antrim Shale Formation in the Michigan Basin.
     At December 31, 2007, our total estimated proved reserves were 258 Bcfe. Natural gas comprised approximately 88% of our estimated proved reserves, and 81% of our estimated proved reserves were classified as proved developed. Substantially all of our reserves are located in shallow, highly developed formations with long-lived, stable production profiles. At December 31, 2007, our conventional Appalachian properties accounted for 51% of our estimated proved reserves, while the Michigan properties and our Appalachian CBM properties accounted for 42% and 7%, respectively.
     In connection with the Transaction, our then existing indebtedness was refinanced. The principal elements of the refinancing included entering into a $390 million credit facility, comprised of a $350 million revolving facility, which currently has a borrowing base of $113.4 million, and a $40 million letter of credit facility (collectively, the “Amended Credit Agreement”), and our issuance of a $25 million Subordinated Promissory Note with a related party (see Note 18 to the Consolidated Financial Statements).
     During the periods discussed, we earned revenue through the production and sale of oil and natural gas and, to a lesser extent, from gas gathering and marketing.
     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate in response to changing market conditions. We use derivative financial instruments on a significant portion of our oil and natural gas production to reduce the volatility of oil and natural gas prices and to protect cash flow available for our development drilling program. In connection with the acquisition by Capital C, at the effective time of the Merger, we became a party to a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) as required by the Senior Facilities and the indenture governing the Notes, we will maintain such Hedges with J. Aron or its successor permitted assigns. We anticipate that the Hedges will cover approximately 63% of the expected 2008 through 2013 production from our current estimated proved reserves and will range from 55% to 75% of such expected production in any year.
     The average price realized for our natural gas, inclusive of qualified effective hedges, increased from $8.57 per Mcf in 2005 to $8.77 per Mcf in 2006 and then decreased to $6.81 per Mcf in 2007. The monthly average settle for natural gas trading on the NYMEX decreased from $8.62 per MMbtu in 2005 to $7.23 per MMbtu in 2006 and then decreased to $6.86 per MMbtu in 2007. Our selling price of natural gas is generally higher than the NYMEX price due to the proximity of our operations to natural gas markets along with a favorable Btu content of our gas. During 2007, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.59 and $0.19, respectively, higher than the average NYMEX monthly settle price for 2007. The remainder of the difference is primarily due to our qualified hedging activities during these periods. Our average realized price for oil, inclusive of qualified effective hedges, increased from $46.37 per Bbl in 2005 to $62.78 per Bbl in 2006 and to $67.42 per Bbl in 2007.
CRITICAL ACCOUNTING POLICIES
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and SEC guidance. See the “Notes to Consolidated Financial Statements” included in “Item 15(a). Financial Statements and Supplementary Data” for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies:

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
     Our estimated proved reserve information for the 2005 Predecessor I Company period ended August 15, 2005, is based on our internal engineering estimates. Our estimated proved reserve information for all other periods included in this Annual Report is based on estimates prepared by independent petroleum consultants. Estimates prepared by others may be higher or lower than these estimates.
Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets
     Capitalized costs related to estimated proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in certain transactions such as the complete disposition of a geographical/geological pool. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.
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
     From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and to support our capital expenditure plans. Our derivative financial instruments primarily take the form of swaps or collars. At December 31, 2007, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe have a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.
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

Revenue Recognition
     Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under—produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2007 or 2006. Oil and gas marketing revenues are recognized when title passes.
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
     At December 31, 2007, there were no assets legally restricted for purposes of settling asset retirement obligations. A reconciliation of our liability for asset retirement obligations for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Beginning asset retirement obligations	$20,734	$19,389
Liabilities incurred	220	523
Liabilities settled	(219)	(543)
Accretion expense	1,290	1,219
Revisions in estimated cash flows	239	146

Ending asset retirement obligations	$22,264	$20,734

Results of Operations
     As a result of the Transaction in 2005, the results of operations for the periods subsequent to August 15, 2005 are not necessarily comparable to those prior to August 16, 2005. The table below combines the Predecessor I Company 227 day period ended August 15, 2005 with the Successor Company 138 day period ended December 31, 2005 for purposes of the discussion of 2005 results, which is a non-GAAP presentation. The following table sets forth financial data for the periods indicated. Dollars are stated in thousands and percentages are stated as a percentage of total revenues.

	Year Ended December 31,
	2007		2006		2005
Revenues
Oil and gas sales	$114,427	91.1%	$147,122	92.5%	$141,354	91.3%
Gas gathering and marketing	10,275	8.2	11,294	7.1	12,990	8.4
Other	954	0.7	674	0.4	450	0.3

	125,656	100.0	159,090	100.0	154,794	100.0

Expenses
Production expense	24,585	19.6	23,692	14.9	23,413	15.1
Production taxes	2,265	1.8	2,404	1.5	3,416	2.2
Gas gathering and marketing	8,640	6.9	9,360	5.9	11,110	7.2
Exploration expense	1,935	1.5	1,797	1.1	3,653	2.4
General and administrative expense	8,236	6.6	9,796	6.2	6,127	3.9
Depreciation, depletion and amortization	36,087	28.7	38,074	23.9	34,450	22.3
Inpairment of oil and gas properties	31	—	546	0.3	—	—
Accretion expense	1,290	1.0	1,226	0.8	1,152	0.7
Derivative fair value loss (gain)	78,120	62.2	(37,356)	(23.5)	13,312	8.6
Transaction expense	—	—	—	—	7,542	4.9

	161,189	128.3	49,539	31.1	104,175	67.3

Operating (loss) income	(35,533)	(28.3)	109,551	68.9	50,619	32.7
Other (income) expense
(Gain) on early extinguishment of debt	—	—	(436)	(0.3)	—	—
Interest expense	23,712	18.9	23,553	14.8	24,468	15.8

(Loss) income before income taxes	(59,245)	(47.2)	86,434	54.1	26,151	16.9
(Benefit) provision for income taxes	(23,923)	(19.0)	34,235	21.5	8,908	5.8

Net (loss) income	(35,322)	(28.2)	52,199	32.6	17,243	11.1

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

	Year Ended December 31,
	2007	2006	2005
Production
Gas (MMcf)	13,357	14,104	14,560
Oil (Mbbl)	348	373	358
Total production (MMcfe)	15,446	16,340	16,710
Average price (1)
Gas (per Mcf)	$6.81	$8.77	$8.57
Oil (per Bbl)	67.42	62.78	46.37
Per Mcfe	7.41	9.00	8.46
Average costs (per Mcfe)
Production expense	$1.59	$1.45	$1.40
Production taxes	0.15	0.15	0.20
Depletion	2.31	2.30	2.01

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Year Ended December 31,
	2007	2006	2005
Gas (per Mcf)	$7.34	$7.22	$6.99
Oil (per Bbl)	67.42	62.78	45.38
Per Mcfe	7.87	7.67	7.06
2007 Compared to 2006
Revenues
     Net operating revenues decreased from $159.1 million in 2006 to $125.7 million in 2007. The decrease was due to lower gas sales revenues of $32.8 million and lower gas gathering and marketing revenues of $1.0 million.
     Gas volumes sold decreased 747 MMcf (5%) from 14.1 Bcf in 2006 to 13.4 Bcf in 2007 resulting in a decrease in gas sales revenues of approximately $6.6 million. Oil volumes sold decreased approximately 25,000 Bbls (7%) from 373,000 Bbls in 2006 to 348,000 Bbls in 2007 resulting in a decrease in oil sales revenues of approximately $1.5 million. The lower oil and gas sales volumes are due to normal production declines and a lower level of drilling in 2007, which was partially offset by production from new wells drilled in 2007.
     The average price realized for our natural gas decreased $1.96 per Mcf to $6.81 per Mcf in 2007 compared to 2006, which decreased gas sales revenues by approximately $26.2 million. As a result of our qualified effective hedging activities, gas sales revenues were lower by $7.1 million ($0.53 per Mcf) in 2007 and higher by $18.7 million ($1.33 per Mcf) in 2006 than if our gas was not hedged. The average price realized for our oil increased from $62.78 per Bbl in 2006 to $67.42 per Bbl in 2007, which increased oil sales revenues by approximately $1.6 million. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
     The decrease in gas gathering and marketing revenues was due to a $781,000 decrease in gas marketing revenues and a $238,000 decrease in gas gathering revenues. The lower marketing revenues were primarily the result of lower gas prices. The decrease in gas gathering revenues was primarily due to lower margins on a gathering system in Pennsylvania.
Costs and Expenses
     Production expense increased from $23.7 million in 2006 to $24.6 million in 2007. Production expense in 2006 includes $385,000 ($0.02 per Mcfe) due to recording the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Transaction. Oil inventory was recorded at fair value of approximately $60.50 per Bbl as of August 16, 2005. Excluding the impact of this oil inventory adjustment, production expense increased by approximately $1.3 million in 2007 compared to 2006. This increase was primarily due to higher fuel costs, increases in labor and oilfield service costs and increased workover expense. The average production cost increased from $1.45 per Mcfe in 2006 to $1.59 per Mcfe in 2007 due to these cost increases and the lower oil and gas sales volumes in 2007.
     Production taxes decreased $139,000 from $2.4 million in 2006 to $2.3 million in 2007, primarily due to lower gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging. Average per unit production taxes were $0.15 per Mcfe in 2006 and 2007.
     Gathering and marketing expense decreased $720,000 from $9.4 million in 2006 to $8.6 million in 2007 primarily due to lower gas marketing costs as a result of lower gas prices in 2007.
     Exploration expense increased $138,000 from $1.8 million in 2006 to $1.9 million in 2007. The increase was primarily due to an increase in expired lease expense.
     General and administrative expense decreased $1.6 million from 2006 to 2007 primarily due to expenses related to the Transaction recorded in 2006 and decreased compensation related expenses in 2007. In 2006, we expensed approximately $1.0 million for costs associated with the transition of accounting and administrative functions to EverVest’s Charleston, West Virginia office and approximately $355,000 related to the restatement of our 2005 Form 10-K and Forms 10-Q.
     Depreciation, depletion and amortization decreased by $2.0 million from $38.1 million in 2006 to $36.1 million in 2007. This decrease was primarily due to a decrease in depletion expense. Depletion expense decreased $1.9 million from $37.6 million in 2006 to $35.7 million in 2007 due to lower volumes produced. Depletion per Mcfe increased from $2.30 per Mcfe in 2006 to $2.31 per Mcfe in 2007.
     Derivative fair value gain/loss was a loss of $78.1 million in 2007 compared to a gain of $37.4 million in 2006. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges, the ineffective portion of crude oil swaps through August 15, 2005 and the ineffective portion of natural gas swaps as a result of purchase accounting. Our oil derivatives did not qualify for cash flow hedge accounting following the Transaction and, therefore, changes in fair value were reflected in derivative fair value gain/loss in 2006. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting and, therefore, changes in fair value subsequent to that date are reflected in derivative fair value gain/loss.
     Interest expense increased $159,000 from $23.6 million in 2006 to $23.7 million in 2007. This increase was due to an increase in average outstanding borrowings and slightly higher blended interest rates.
     Income tax expense decreased from $34.2 million in 2006 to a benefit of $23.9 million in 2007. The decrease in income tax expense was primarily due to a decrease in the net income before income taxes in 2007.

2006 Compared to 2005
Revenues
     Net operating revenues increased from $154.8 million in 2005 to $159.1 million in 2006. The increase was due to higher oil sales revenues of $6.8 million, partially offset by lower gas sales revenues of $1.0 million and lower gas gathering and marketing revenues of $1.7 million.
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
Costs and Expenses
     Production expense increased from $23.4 million in 2005 to $23.7 million in 2006. The average production cost increased from $1.40 per Mcfe in 2005 to $1.45 per Mcfe in 2006 due to the increase in production expense and lower oil and gas sales volumes in 2006. Production expense increased by $1.3 million ($0.08 per Mcfe) in 2005 and by $385,000 ($0.02 per Mcfe) in 2006 due to recording the cost associated with the selling of purchased oil inventory as a result of purchase accounting for the Transaction. Oil inventory was recorded at fair value of approximately $60.50 per Bbl as of August 16, 2005. Excluding the impact of these oil inventory adjustments, production expense increased by approximately $1.2 million in 2006 compared to 2005. This increase was primarily due to increases in labor and oilfield service costs.
     Production taxes decreased $1.0 million from $3.4 million in 2005 to $2.4 million in 2006, primarily due to lower gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging. Average per unit production taxes decreased from $0.20 per Mcfe in 2005 to $0.15 per Mcfe in 2006, primarily due to the decrease in the selling price of natural gas in 2006, excluding the effects of hedging.
     Gathering and marketing expense decreased $1.7 million from $11.1 million in 2005 to $9.4 million in 2006 primarily due to lower gas marketing costs as a result of lower gas prices in 2006.
     Exploration expense decreased $1.9 million from $3.7 million in 2005 to $1.8 million in 2006. The decrease was primarily due to decreased compensation-related expenses, partially offset by $1.1 million of non-cash write-offs for expired leases and other costs incurred on unproved properties.
     General and administrative expense increased $3.7 million from 2005 to 2006 primarily due to COPAS overhead fees paid to EnerVest. We entered into an operating agreement with EnerVest Operating effective October 1, 2005. Under the terms of the agreement, we pay EnerVest Operating a COPAS overhead fee to cover certain production and administrative costs. General and administrative expense includes $642,000 and $5.3 million in COPAS overhead charges from EnerVest Operating in 2005 and 2006, respectively, which offset operating cost reductions following the Transaction.
     Depreciation, depletion and amortization increased by $3.7 million from $34.4 million in 2005 to $38.1 million in 2006. This increase was primarily due to an increase in depletion expense. Depletion expense increased $4.1 million from $33.5 million in 2005 to $37.6 million in 2006 due to a higher depletion rate per Mcfe. Depletion per Mcfe increased from $2.01 per Mcfe in 2005 to $2.30 per Mcfe in 2006, primarily due to a higher cost basis resulting from purchase accounting for the Transaction.
     Derivative fair value gain/loss was a gain of $37.4 million in 2006 compared to a loss of $13.3 million in 2005. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges, the ineffective portion of crude oil swaps through August 15, 2005 and the ineffective portion of natural gas swaps as a result of purchase accounting. Our oil derivatives did not qualify for cash flow hedge accounting following the Transaction and, therefore, changes in fair value were reflected in derivative fair value gain/loss in 2006. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting and, therefore, changes in fair value subsequent to that date are reflected in derivative fair value gain/loss.
     Transaction expenses of $7.5 million related to the Transaction were recorded in the Predecessor I Company period ended August 15, 2005. These expenses include severance payments made to employees, unamortized loan costs written off, professional fees and other transaction expenses.
     Interest expense decreased $915,000 from $24.5 million in 2005 to $23.6 million in 2006. This decrease was due to lower blended interest rates which were partially offset by an increase in average outstanding borrowings.
     Income tax expense increased from $8.9 million in 2005 to $34.2 million in 2006. The increase in income tax expense was primarily due to an increase in the net income before income taxes in 2006 along with a higher effective tax rate.

Liquidity and Capital Resources
Cash Flows
     We expect that our primary sources of cash in 2008 will be from funds generated from operations, from borrowings under the Amended Credit Agreement and from the sale of non-strategic assets. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Facilities, will be adequate to meet our future liquidity needs for the foreseeable future.
     The primary sources of cash in the year ended December 31, 2007 were funds generated from operations and from borrowings under our credit facilities. Funds used during this period were primarily used for operations, exploration and development expenditures, the settlement of derivatives and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
     The following table summarizes the net cash flow for the periods presented:

	Year Ended December 31,
	2007	2006	Change
	(in millions)
Cash flows provided by operating activities	$68.1	$66.6	$1.5
Cash flows (used in) investing activities	(23.1)	(30.2)	7.1
Cash flows (used in) financing activities	(34.9)	(38.6)	3.7

Net increase (decrease) in cash and cash equivalents	$10.1	$(2.2)	$12.3

     Our operating activities provided cash flows of $68.1 million during 2007 compared to $66.6 million in 2006. The increase was primarily due to a $6.6 million net increase in operating assets and a decrease of $1.6 million in general and administrative expense which was partially offset by a $6.9 million increase in oil and gas sales revenues excluding the effects of hedging activity.
     Cash flows used in investing activities were $23.1 million in 2007 compared to $30.2 in 2006. This decrease was due to a decrease of $14.1 million in property and equipment additions which was partially offset by a decrease in proceeds from property and equipment disposals of $7.2 million.
     Cash flows used in financing activities in 2007 were $34.9 million compared to $38.6 million in 2006. This decrease was primarily due to the $33.9 million repayment of senior secured notes in 2006 and a decrease in dividends paid of $10.3 million which was partially offset by a $38.9 million decrease in debt proceeds and a $1.6 million increase in the settlement of derivative liabilities.
     During 2007, our working capital decreased $2.6 million from a deficit of $11.6 million at December 31, 2006 to a deficit of $14.2 million at December 31, 2007. The decrease was primarily due to an increase in the current liability for fair value of derivatives of $16.1 million which was partially offset by an increase in the deferred income tax asset of $4.7 million and an increase in cash of $10.1 million.

Capital Expenditures
     The table below sets forth our total capital expenditures for each of the years ending December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
		(in millions)
Total capital expenditures
Drilling including exploratory dry hole expense	$21	$35	$26
Production enhancements and field improvements	1	1	2
Leasehold acreage	1	1	1

Total	$23	$37	$29

     During 2007, we spent approximately $22.7 million, including exploratory dry hole expense, on our drilling and other capital expenditures. In 2007, we drilled 96 gross (92 net) development wells, all of which were successfully completed as producers in the target formation.
     We plan to spend approximately $34.5 million during 2008 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available cash flow, borrowings under our Amended Credit Agreement and, to a lesser extent, the sale of non-strategic assets. At December 31, 2007, and at February 29, 2008, we had approximately $12.6 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
Senior Secured Notes due 2012
     We have $159.5 million of our Senior Secured Notes outstanding as of December 31, 2007. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. In June 2006, we repurchased a portion of the outstanding Senior Secured Notes. The repurchased notes had a face value of $33.025 million and were repurchased at 102.750%. A gain of $436,000 was recorded in 2006 in connection with the transaction. The notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date.) The notes are secured on a second-priority lien on the same assets subject to the liens securing our obligations under the Amended Credit Agreement. The Senior Secured Notes are subject to redemption at our option at specific redemption prices.

July 15, 2008	104.375%
July 15, 2009	102.188%
July 15, 2010 and thereafter	100.000%
     The Senior Secured Notes are governed by an indenture (the “Indenture”), which contains certain covenants that limit our ability to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens and engage in mergers and consolidations.

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
     The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $350 million and a hedge letter of credit facility in the aggregate principal amount of $40 million. Borrowings under the Amended Credit Agreement may not exceed the borrowing base, which was initially set at $80.25 million, of which $57 million was drawn at closing on August 16, 2005. At December 31, 2007, the borrowing base was $113.4 million and the outstanding balance was $99.9 million. This agreement was amended on September 27, 2005 to reduce the percentage of the value of total proved reserves that is required to be mortgaged from 75% to 70%. J.P. Morgan Chase and Amegy Bank became members of the bank group in September 2005.
     Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at the our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
     The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase our stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum leverage ratio from 4.0 : 1.0 to 4.25 : 1.0 for the quarters ending on September 30, 2007 and December 31, 2007. If we had not received this waiver, we would not have complied with our leverage ratio covenant as it would have been 4.07 : 1.0 as of June 30, 2007. On March 24, 2008, our bank group waived the covenant compliance requirement as of December 31, 2007 and amended the Amended Credit Agreement to increase the maximum Leverage Ratio to 4.5 : 1.0 through December 31, 2008. If we had not received this waiver, we would not have complied with our Leverage Ratio covenant as it would have been 4.38 : 1.0 as of December 31, 2007.
     Borrowings under the revolving credit line will be used by us for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of our obligations under the J. Aron Swap (defined hereinafter).
     In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Subordinated Note made on August 16, 2005. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The interest payments in 2005, 2006 and the first quarter of 2007 were paid in cash. Interest payments for the last three quarters of 2007 were made by additional borrowings against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Subordinated Note is expressly subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and the Senior Secured Notes.

ISDA Master Agreement
     In connection with the Transaction, we amended and restated the Schedule and Credit Support Annex to our ISDA Master Agreement, dated as of June 30, 2004, by and between us and J. Aron & Company (“J. Aron Swap”), pursuant to which we have agreed, from time to time, to enter into cash-settled hedge transactions with J. Aron & Company, as hedge counterparty, in connection with various gas and oil commodity derivatives transactions. The amendments to the J. Aron Swap conform the terms of the Schedule and Credit Support Annex to the terms of the Amended Credit Agreement, change certain covenants and reduce the maximum amount of the letter of credit securing the hedge obligations from $55 million to $40 million.
     From time to time, we may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. At December 31, 2005 and 2006, we had interest rate swaps in place covering $40 million and $80 million, respectively, of our outstanding debt under the revolving credit facility that mature on September 16, 2008. At December 31, 2007, we had interest rate swaps in place covering $80 million of our outstanding debt under the revolving credit facility that mature between September 16, 2008 and September 30, 2010.
     At December 31, 2007, the aggregate long-term debt maturing in the next five years is as follows: $8,000 (2008); $8,000 (2009); $99.9 million (2010); $10,000 (2011) and $186.5 million (2012 and thereafter).
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
     On July 7, 2004, the date of the Merger, we became a party to long-term commodity hedges (the “Hedges”) with J. Aron pursuant to a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”.) We anticipate that the Hedges will cover approximately 63% of the expected 2008 through 2013 production from our current estimated proved reserves and will range from 55% to 75% of such expected production in any year. The Hedges primarily take the form of monthly settled fixed price swaps in respect of the settlement prices for the market standard NYMEX futures contracts on crude oil and natural gas. Under such transactions, we pay NYMEX-based floating price per MMbtu, in the case of Hedges on natural gas, and we pay a NYMEX-based floating price per Bbl, in the case of Hedges on crude oil, for each month during the term of the Hedges and receive a fixed price per MMbtu or Bbl (as the case may be) according to a monthly schedule of fixed prices that we established upon completion of the Merger. The transactions will be settled on a net basis. The notional amounts of the Hedges were designed to provide sufficient hedged cash flow to cover operating expenditures, general and administrative expenses, interest expenses and the majority of capital expenditures needed to develop proved reserves.
     We are required to cause the Hedge Agreement to remain in effect for so long as any portion of the Senior Secured Notes remains outstanding. The Hedges are documented under a standard International Swap Dealers Association (“ISDA”) agreement with customized credit terms, designed to mitigate the liquidity pressures in a high commodity price environment. The initial collateral requirements and ongoing margin requirements (based on market movements) are satisfied by letters of credit issued under the Amended Credit Agreement, with an aggregate capitalization of $40 million. To support any exposure in excess of amounts supported by the letters of credit, we have granted J. Aron a second lien on the same assets that secure the Amended Credit Agreement and the Senior Secured Notes and, to the extent our obligations exceed such letters of credit, such obligations are secured by a second-priority lien on the same assets securing the Amended Credit Agreement and the Senior Secured Notes and are guaranteed by the same subsidiaries that guarantee the Senior Facilities and the Senior Secured Notes on a second-priority senior secured basis. We may enter into crude oil and natural gas hedges with parties other than J. Aron, which hedges may be secured by the letters of credit issued under the Senior Facilities and by a second-priority lien on the same assets securing the Amended Credit Agreement and the Senior Secured Notes.
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
     Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, we may modify our fixed price contract and financial derivative positions by entering into new transactions. The following tables reflect the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at December 31, 2007. We have not entered into any additional derivative transactions since December 31, 2007.

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per	Estimated	Price per		Basis
Year Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
December 31, 2008	10,126	$4.64	208	$29.96	—	$—
December 31, 2009	9,529	4.43	191	29.34	3,650	0.345
December 31, 2010	8,938	4.28	175	28.86	3,650	0.325
December 31, 2011	8,231	4.19	157	28.77	3,285	0.325
December 31, 2012	7,005	4.09	138	28.70	—	—
December 31, 2013	6,528	4.04	127	28.70	—	—
     At December 31, 2007, the fair value of futures contracts covering 2008 through 2013 oil and gas production represented an unrealized loss of $235.4 million. Commodity prices have increased since December 31, 2007 and, as a result, the fair value of our oil and gas derivatives as of February 29, 2008 was an unrealized loss of approximately $281.5 million.
     At December 31, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million through September 2008 and 4.07% on $80 million from September 2008 through September 2010, plus the applicable margin. At December 31, 2007, the fair value of the interest rate swaps represented an unrealized loss of $912,000.
Inflation and Changes in Prices
     The average price realized for our natural gas increased from $8.57 per Mcf in 2005 to $8.77 per Mcf in 2006, and decreased to $6.81 in 2007. The average price realized for our oil increased from $46.37 per Bbl in 2005 to $62.78 per Bbl in 2006 and increased to $67.42 per Bbl in 2007. These prices reflect average prices for oil and gas sales of our continuing operations. The prices include the effect of our qualified effective oil and gas hedging activity.
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

     The following table summarizes our contractual obligations at December 31, 2007.

	Payments Due by Period
		Less than 1			After
Contractual Obligations at December 31, 2007	Total	Year	1 - 3 Years	4 - 5 Years	5 Years
			(in thousands)
Long-term debt	$286,361	$8	$99,893	$186,428	$32
Capital lease obligations	2	2	—	—	—
Asset retirement obligations	22,264	359	3,306	444	18,155
Derivative liabilities	236,291	44,592	92,421	71,187	28,091
Interest on debt	94,612	24,047	44,702	25,863	—
Operating leases	10,792	4,330	6,462	—	—

Total contractual cash obligations	$650,322	$73,338	$246,784	$283,922	$46,278

     In addition to the items above, we have entered into joint operating agreements, area of mutual interest agreements and joint venture agreements with other companies. These agreements may include drilling commitments or other obligations in the normal course of business.
     The following table summarizes our commercial commitments at December 31, 2007.

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than 1			Over 5
Commercial Commitments at December 31, 2007	Committed	Year	1 - 3 Years	4 - 5 Years	years
	(in thousands)
Standby Letters of Credit	$40,850	$40,850	$—	$—	$—

Total Commercial Commitments	$40,850	$40,850	$—	$—	$—

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
     Since we have no unrecognized tax benefits as of December 31, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of December 31, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157—2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities, and the adoption did not have a material impact on our consolidated financial statements. We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the present time, we do not expect to apply the provisions of SFAS No. 159.
     In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:
•	acquisition costs will generally be expensed as incurred;

•	noncontrolling interests will be valued at fair value at the date of acquisition; and

•	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Among other risks, we are exposed to interest rate and commodity price risks.
     The interest rate risk relates to existing debt under our revolving credit facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At December 31, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million through September 2008 and 4.07% on $80 million from September 2008 through September 2010, plus the applicable margin. If market interest rates for short-term borrowings increased 1%, the increase in our annual interest expense would be approximately $198,000. This sensitivity analysis is based on our financial structure at December 31, 2007.
     The commodity price risk relates to our natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. We employ a policy of hedging oil and gas production by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At December 31, 2007, we had derivatives covering a portion of our oil and gas production from 2008 through 2013. Our oil and gas sales revenues included a net pre-tax gain of $18.7 million in 2006 and a net pre-tax loss of $7.1 million in 2007 on our qualified hedging activities.

     We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $1.00 per Mcf, our gas sales revenues would decrease by approximately $13.3 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues would decrease by approximately $3.5 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas by approximately $4.5 million after considering the effects of the derivative contracts in place as of December 31, 2007. This sensitivity analysis is based on our 2007 oil and gas sales volumes.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting or financial disclosures during the years ended December 31, 2007 or 2006.
Item 9A. CONTROLS AND PROCEDURES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to our Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Belden & Blake Corporation’s internal control over financial reporting was effective as of December 31, 2007.

/s/ Mark A. Houser	/s/ James M. Vanderhider

Mark A. Houser	James M. Vanderhider
Chief Executive Officer, Chairman of the	President, Chief Financial Officer and Director
Board of Directors and Director
Houston, TX
March 28, 2008

Evaluation of Disclosure Controls and Procedures
     In accordance with Exchange Act Rule 13a—15 and 15d—15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report On Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors of our general partner regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2007 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. OTHER INFORMATION
     Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     Our executive officers and directors and their respective positions and ages of as of March 5, 2008 were as follows:

Name	Age	Position
Mark A. Houser	46	Chief Executive Officer and Chairman of the Board of Directors

James M. Vanderhider	49	President, Chief Financial Officer and Director

Kenneth Mariani	46	Senior Vice President, Chief Operating Officer and Director

Frederick J. Stair	48	Vice President of Accounting

Barry K. Lay	51	Vice President of Operations

Sandra K. Fraley	42	Vice President of Land and Legal and Secretary

David M. Elkin	42	Vice President of Engineering

Mark L. Barnhill	52	Vice President of Exploration

Matthew Coeny	37	Director
     All of our executive officers serve at the pleasure of our Board of Directors. None of our executive officers is related to any other executive officer or director. The Board of Directors consists of four members. The business experience of each executive officer and director is summarized below.
     Mark A. Houser. On August 16, 2005, Mr. Houser was appointed our Chief Executive Officer and Chairman of the Board of Directors. Since 2006, Mr. Houser has served as EV Management, LLC’s President, COO and Director. EV Management is the general partner of the general partner of EV Energy Partners, LP. Since 1999, Mr. Houser has been the Executive Vice President and Chief Operating Officer of EnerVest, Ltd. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation, or Oxy, where he helped lead Oxy’s reorganization of its domestic reserve base. Mr. Houser began his career as an engineer with Kerr—McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University.
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
     Frederick J. Stair. Mr. Stair is Vice President of Accounting and has been our Vice President since January 2003. He previously served as our Corporate Controller from 1997 to 2005 and as Controller of the Exploration and Production Division from 1991 to 1997. Mr. Stair joined us in 1981 and has 26 years of accounting experience in the oil and gas industry. Mr. Stair is also Vice President of Accounting – Eastern Division for EnerVest. He graduated from the University of Akron where he received a Bachelor of Science degree in Accounting. Mr. Stair is a member of the Council of Petroleum Accountants Societies of Appalachia.
     Barry K. Lay. Mr. Lay was appointed as Vice President of Operations effective August 10, 2007. Mr. Lay served as Vice President of Land and Secretary from October 16, 2006 until August 10, 2007. Prior to that he served as Vice President and General Manager of our Pennsylvania/New York District. Prior to joining us in 2002, Mr. Lay was Vice President of Engineering for Waco Oil and Gas Company. He also serves as Vice President of Operations – Eastern Division for EnerVest.
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
     Sandra K. Fraley. Ms. Fraley was appointed as Vice President of Land and Legal and Secretary effective August 10, 2007. Ms. Fraley also serves as Vice President of Land/Legal and General Counsel for the Eastern Division of EnerVest. Prior to joining EnerVest in 2007, Ms. Fraley served as Vice President and General Counsel of Equitable Production Company.
     Ms. Fraley holds a B.A. from Eastern Kentucky University and a J.D. from the University of Kentucky. Ms. Fraley currently serves on the Board of Trustees for the Energy and Mineral Law Foundation and the Board of Directors for the Kentucky Oil and Gas Association.
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
Belden & Blake Corporation
1001 Fannin Street, Suite 800
Houston, Texas 77002
Attention: Sandra Fraley, Secretary
Telephone: (713) 659-3500

Item 11. EXECUTIVE COMPENSATION
     All of our executive officers are full-time employees of EnerVest and its subsidiaries. We have entered into an operating agreement with a subsidiary of EnerVest (described in Item 13). Pursuant to the operating agreement, we pay EnerVest a fee to operate our business, and EnerVest provides us the services of its employees, including our executive officers, to operate our business. The fee we pay to EnerVest does not include any direct reimbursement for the salaries, bonuses or other compensation paid by EnerVest to the EnerVest employees which act as our executive officers. Therefore, no executive officers of Belden & Blake received any remuneration from Belden & Blake Corporation during 2007.
Compensation of Directors
     Our directors are not compensated. We have no independent directors, as independence is defined by the New York Stock Exchange.
Compensation Committee Interlocks and Insider Participation
     We do not have a compensation committee. As of December 31, 2007, none of our officers are compensated by us.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of March 5, 2008 regarding the beneficial ownership of our common stock by each person who beneficially owns more than five percent of our outstanding common stock, each director, the Chief Executive Officer and the four other most highly compensated executive officers and by all of our directors and executive officers, as a group:

		Percentage of
Five Percent Shareholders	Number of Shares	Shares
Capital C Energy Operations, LP (1) 1001 Fanin Street, Suite 800 Houston, Texas 77002	1,534	100.0%

(1)	Subsidiaries of EnerVest, Ltd., are the general partners of the limited partnership that owns Capital C Energy Operations, L.P. EnerVest, therefore, also may be deemed to be a beneficial owner of the 1,534 shares (100%) of our Common Stock. The address of EnerVest, Ltd., is 1001 Fannin Street, Suite 800, Houston, Texas 77002. EnerVest is a Texas limited partnership. Messrs. John B. Walker, Jon Rex Jones and A.V. Jones by virtue of their direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the Common Stock beneficially owned by EnerVest. Messrs. Walker, John Rex Jones and A.V. Jones disclaim beneficial ownership of such Common Stock. The addresses for Messrs. Walker, Jon Rex Jones and A.V. Jones are the same as for EnerVest.
Equity Compensation Plan Information:
     As of March 5, 2008, we do not have an equity compensation plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. Amounts paid to EnerVest Operating under the terms of the agreement were $6.0 million for overhead fees, $7.5 million for field labor, vehicles and district office expense, $331,000 for drilling overhead fees and $1.2 million for drilling labor costs in 2007.
     As of December 31, 2007, we owed EnerVest Operating $1,531,000 and EnerVest owed us $23,000.
     In connection with the Transaction, we executed a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to us on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2007 was $26.9 million. We made a cash payment of $616,000 and borrowed an additional $1.9 million for interest payments against the note in 2007.
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Deloitte & Touche served as our independent auditor for the years ended December 31, 2006 and 2007. Aggregate fees for professional services provided to us by Deloitte & Touche for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Audit fees	$408,500	$390,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	1,500

	$408,500	$391,500

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
     2. Financial Statement Schedules
     No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

     3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Capital C Energy Operations, LP, Capital C Ohio, Inc. and Belden & Blake Corporation, incorporated by reference to Exhibit 2.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

3.1	Amended and Restated Articles of Incorporation of Belden & Blake Corporation (fka Belden & Blake Energy Corporation), incorporated by reference to Exhibit 3.1 to Belden & Blake Corporation’s Form 8-K dated November 29, 2004.

3.2	Amended and Restated Code of Regulations of Belden & Blake Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-119194).

4.1	Indenture, dated as of July 7, 2004, by and among Belden & Blake Corporation, The Canton Oil & Gas Company, Ward Lake Drilling, Inc. and BNY Midwest Trust Company, incorporated by reference to Exhibit 4.2 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.1	ISDA Master Agreement, dated as of June 30, 2004, between Capital C Ohio, Inc. and J. Aron & Company, incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.2	First Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2005, by and among Belden & Blake Corporation, as borrower, certain subsidiaries of Belden & Blake Corporation, as guarantors, various lenders signatory thereto, and BNP Paribas., as sole lead arranger, sole bookrunner, syndication agent and administrative agent (incorporated by reference to Exhibit 10.1 to Belden & Blake Corporation’s Form 8-K dated August 22, 2005.

10.3	Collateral Trust Agreement, dated as of July 7, 2004, among Belden & Blake Corporation, the other Pledgors party from time to time thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent under the Credit Agreement, J. Aron & Company, as Hedge Counterparty under the Hedge Agreement, BNY Midwest Trust Company, as Trustee under the Indenture, and Wells Fargo Bank, N.A., as Collateral Trustee, incorporated by reference to Exhibit 10.7 to Belden & Blake Corporation’s Form 8-K dated July 7, 2004 (as amended).

10.4	Schedule to the ISDA Master Agreement, dated as of June 30, 2004 and amended and restated as of August 16, 2005, by and between J. Aron & Company and Belden & Blake Corporation (incorporated by reference to Exhibit 10.2 to Belden & Blake’s 8- K filed on August 22, 2005)

10.5	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of June 30, 2004 and amended and restated as of August 16, 2005, by and between J. Aron & Company and Belden & Blake Corporation (incorporated by reference to Exhibit 10.3 to Belden & Blake’s 8-K filed on August 22, 2005)

10.6	Subordinated Promissory Note, dated August 16, 2005, between Capital C Energy Operations, LP and Belden & Blake Corporation (incorporated by reference to Exhibit 10.8 to Belden & Blake’s 8-K filed on August 22, 2005)

10.7	First Amendment to Credit Agreement, dated as of September 27, 2005, by and among Belden & Blake Corporation and BNP Paribas, incorporated by reference to Exhibit 10.25 to the Belden & Blake Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

10.8	Operating Agreement dated October 1, 2005, by and between Belden & Blake Corporation and EnerVest Operating L.L.C. incorporated by reference to Exhibit 10.26 to the Belden & Blake Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

No.	Description

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 14.1 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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

BELDEN & BLAKE CORPORATION

March 28, 2008	By: /s/ Mark A. Houser

Date	Mark A. Houser, Chief Executive Officer, Chairman of the Board of
Directors and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark A. Houser Mark A. Houser	Chief Executive Officer Chairman of the Board of Directors and Director (Principal Executive Officer)	March 28, 2008 Date
/s/ James M. Vanderhider James M. Vanderhider	President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2008 Date
/s/ Frederick J. Stair Frederick J. Stair	Vice President of Accounting (Principal Accounting Officer)	March 28, 2008 Date
Kenneth Mariani	Senior Vice President, Chief Operating Officer and Director	Date
/s/ Matthew Coeny Matthew Coeny	Director	March 28, 2008 Date

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Owners of Belden & Blake Corporation
Houston, TX
     We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007, results of operations and cash flows for the one hundred thirty-eight day period from August 16, 2005 to December 31, 2005, and results of operations and cash flows for the two hundred twenty-seven day period from January 1, 2005 to August 15, 2005 (Predecessor I Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, results of its operations and cash flows for the one hundred thirty-eight day period from August 16, 2005 to December 31, 2005, and results of operations and cash flows for the two hundred twenty-seven day period from January 1, 2005 to August 15, 2005 (Predecessor I Company), in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, TX
March 28, 2008

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor Company
	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$16,014	$5,927
Accounts receivable (less accumulated provision for doubtful accounts:	18,071	19,855
December 31, 2007- $806; December 31, 2006 - $1,271)
Inventories	1,084	885
Deferred income taxes	17,282	12,607
Other current assets	370	510
Fair value of derivatives	37	378

Total current assets	52,858	40,162

Property and equipment, at cost
Oil and gas properties (successful efforts method)	713,912	692,576
Gas gathering systems	1,308	1,305
Land, buildings, machinery and equipment	2,761	3,031

	717,981	696,912
Less accumulated depreciation, depletion and amortization	88,549	52,564

Property and equipment, net	629,432	644,348
Goodwill	90,076	90,076
Fair value of derivatives	29	193
Other assets	1,830	2,244

	$774,225	$777,023

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$2,656	$2,259
Accrued expenses	20,363	21,554
Current portion of long-term liabilities	367	408
Fair value of derivatives	43,696	27,576

Total current liabilities	67,082	51,797

Long-term liabilities
Bank and other long-term debt	99,947	95,454
Senior secured notes	164,240	165,106
Subordinated promissory note — related party	26,931	25,000
Asset retirement obligations and other long-term liabilities	22,164	20,627
Fair value of derivatives	192,661	160,011
Deferred income taxes	98,977	115,325

Total long-term liabilities	604,920	581,523

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized; 1,534 shares issued	—	—
Additional paid in capital	125,000	125,000
Retained earnings	(3,810)	41,262
Accumulated other comprehensive loss	(18,967)	(22,559)

Total shareholder’s equity	102,223	143,703

	$774,225	$777,023

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor Company			Predecessor I Company
			For the 138 Day
			Period From August	For the 227 Day Period
	For the Year Ended	For the Year Ended	16, 2005 to	From January 1, 2005
	December 31, 2007	December 31, 2006	December 31, 2005	to August 15, 2005
Revenues
Oil and gas sales	$114,427	$147,122	$69,954	$71,400
Gas gathering and marketing	10,275	11,294	6,551	6,439
Other	954	674	166	284

	125,656	159,090	76,671	78,123

Expenses
Production expense	24,585	23,692	9,831	13,582
Production taxes	2,265	2,404	1,674	1,742
Gas gathering and marketing	8,640	9,360	5,481	5,629
Exploration expense	1,935	1,797	1,229	2,424
General and administrative expense	8,236	9,796	2,163	3,964
Depreciation, depletion and amortization	36,087	38,074	14,183	20,267
Impairment of oil and gas properties	31	546	—	—
Accretion expense	1,290	1,226	407	745
Derivative fair value loss (gain)	78,120	(37,356)	5,054	8,258
Transaction expense	—	—	7	7,535

	161,189	49,539	40,029	64,146

Operating (loss) income	(35,533)	109,551	36,642	13,977

Other (income) expense
(Gain) on early extinguishment of debt	—	(436)	—	—
Interest expense	23,712	23,553	8,684	15,784

(Loss) income before income taxes	(59,245)	86,434	27,958	(1,807)
(Benefit) provision for income taxes	(23,923)	34,235	10,395	(1,487)

Net (loss) income	$(35,322)	$52,199	$17,563	$(320)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Successor Company		Predecessor I Company				Accumulated Other	Total
	Common	Common	Common	Common	Paid in	Equity	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income	(Deficit)
January 1, 2005	—	—	2	—	77,500	7,263	(27,675)	57,088
Predecessor I Company:
Comprehensive income (loss):
Net loss						(320)		(320)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(140,613)	(140,613)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							11,888	11,888

Total comprehensive loss								(129,045)
Stock-based compensation					2,586			2,586
Redemption of common stock					(80,086)	(6,943)	156,400	69,371
Equity adjustment due to purchase accounting	2		(2)		116,000			116,000
Equity contribution					9,000			9,000

August 16, 2005	2	—	—	—	125,000	—	—	125,000
Successor Company:
Comprehensive income (loss):
Net income						17,563		17,563
Other comprehensive income (loss), net of tax:
Change in derivative fair value							(55,654)	(55,654)
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							10,990	10,990

Total comprehensive loss								(27,101)
Dividends						(8,500)		(8,500)

December 31, 2005	2	—	—	—	125,000	9,063	(44,664)	89,399
Comprehensive income (loss):
Net income						52,199		52,199
Other comprehensive income (loss), net of tax:
Change in derivative fair value							19,933	19,933
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							2,172	2,172

Total comprehensive income								74,304
Dividends						(20,000)		(20,000)

December 31, 2006	2	—	—	—	$125,000	$41,262	$(22,559)	$143,703
Comprehensive income (loss):
Net income						(35,322)		(35,322)
Other comprehensive income (loss), net of tax:
Change in derivative fair value							4,371	4,371
Reclassification adjustment for derivative (gain) loss reclassified into oil and gas sales							(779)	(779)

Total comprehensive income								(31,730)
Dividends						(9,750)		(9,750)

December 31, 2007	2	—	—	—	$125,000	$(3,810)	$(18,967)	$102,223
See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor I
	Successor Company			Company
			For the 138 Day	For the 227 Day
	For the Year	For the Year	Period From	Period From
	Ended	Ended	August 16, 2005 to	January 1, 2005
	December 31,	December 31,	December 31,	to August 15,
	2007	2006	2005	2005
Cash flows from operating activities:
Net (loss) income	$(35,322)	$52,199	$17,563	$(320)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,087	38,074	14,183	20,267
Impairment of oil and gas properties	31	546	—	—
Accretion expense	1,290	1,226	407	745
(Gain) loss on debt extinguishment and disposal of property and equipment	(75)	(472)	57	86
Amortization of derivatives and other noncash derivative activities	84,901	(56,057)	9,511	12,344
Exploration expense	610	738	1,229	2,424
Deferred income taxes	(23,923)	33,710	10,395	(1,487)
Stock-based compensation	—	—	—	2,586
Other non-cash expense	2,783	1,483	158	998
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	1,734	5,210	(1,421)	213
Inventories	(266)	100	484	(85)
Accounts payable and accrued expenses	219	(10,201)	9,813	(8,845)

Net cash provided by operating activities	68,069	66,556	62,379	28,926
Cash flows from investing activities:
Proceeds from property and equipment disposals	267	7,419	21	5
Exploration expense	(610)	(738)	(1,229)	(2,424)
Additions to property and equipment	(22,696)	(36,839)	(11,640)	(17,177)
Decrease (increase) in other assets	(10)	(18)	(26)	(34)

Net cash used in investing activities	(23,049)	(30,176)	(12,874)	(19,630)
Cash flows from financing activities:
Repayment of senior secured notes	—	(33,933)	—	—
Proceeds from senior secured facility	—	—	37,000	57,000
Proceeds from subordinated promissory note	—	—	—	25,000
Payment to shareholders and optionholders or dividends	(9,750)	(20,000)	(8,500)	—
Settlement of derivative liabilities recorded in purchase accounting	(29,659)	(28,042)	(34,360)	(20,440)
Debt issue costs	—	—	(27)	(2,120)
Repayment of senior secured facility — term loan	—	—	—	(89,500)
Repayment of senior secured facility	—	—	(42,000)	—
Proceeds from revolving line of credit	6,500	55,376	—	—
Repayment of revolving line of credit	(2,000)	(12,000)	—	—
Repayment of long-term debt and other obligations	(24)	(26)	(5)	(84)
Equity contribution	—	—	—	9,000

Net cash used in financing activities	(34,933)	(38,625)	(47,892)	(21,144)

Net increase (decrease)in cash and equivalents	10,087	(2,245)	1,613	(11,848)
Cash and cash equivalents at beginning of period	5,927	8,172	6,559	18,407

Cash and cash equivalents at end of period	$16,014	$5,927	$8,172	$6,559

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Transaction and Merger
     Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation (the “Company”), Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager (the “Transaction”). The Transaction resulted in a change in control of the Company (“Change in Control”).
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
     The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. As we have only one reporting unit, the reporting unit used for testing will be the entire company. The fair value of the reporting unit is determined and compared to the book value of that reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill) then goodwill is reduced to its fair value and the amount of the writedown is charged to earnings.
     The fair value of the reporting unit will be based on estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. Downward revisions of estimated reserves or production, increases in estimated future costs or decreases in oil and gas prices could lead to an impairment of all or a portion of goodwill in future periods.
     In connection with the Transaction, we entered into Compensation Agreements (“Compensation Agreements”), each on substantially similar terms, with James A. Winne III, our former Chairman of the Board and Chief Executive Officer, and Michael Becci, our former President and Chief Operating Officer. The Compensation Agreements provide for a severance payment equal to $250,000 and the issuance of 17.1037 restricted shares of common stock in the Company, payable to each of Messrs. Winne and Becci promptly upon the Transaction. In exchange for their severance payments, Messrs. Winne and Becci resigned as officers and directors of the Company effective August 16, 2005. This was reported as compensation expense of $3.1 million and included in the transaction expenses in the Predecessor I Company period ended August 15, 2005.
     We entered into a Contingent Value Agreement (“Contingent Value Agreement”) with the former partners of Capital C, Messrs. Becci and Winne, and the EnerVest funds that purchased Capital C. The Contingent Value Agreement expired during 2007. Under the Contingent Value Agreement, if properties were contributed to a publicly traded partnership or a publicly traded royalty trust (“MLP”), then we had agreed to pay the following aggregate amount to the former partners of Capital C, and Messrs. Becci and Winne:
· 20% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs within one year following the Transaction; and
     · 10% of the difference between the value received for the assets upon transfer to a MLP and the book value of the assets, if the transfer occurs in the second year following the Transaction.
     Following the Change in Control Transaction, James A. Winne III, resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael Becci, resigned as director, President and Chief Operating Officer of the Company. Upon consummation of the Transaction, all of the members of our board of directors resigned on August 16, 2005 and Capital C replaced the board with John B. Walker, James M. Vanderhider, Mark A. Houser, Ken Mariani and Matthew Coeny.
     On August 16, 2005, our board of directors appointed Mark A. Houser as Chairman and Chief Executive Officer and James M. Vanderhider as President and Chief Operating Officer. On October 3, 2005, James M. Vanderhider resigned as Chief Operating Officer and our Board of Directors appointed Ken Mariani as its Senior Vice President and Chief Operating Officer. On October 6, 2005, Robert W. Peshek resigned as Senior Vice President and Chief Financial Officer and our Board of Directors appointed James M. Vanderhider as its Chief Financial Officer. Mr Walker resigned from our Board of Directors on February 2, 2007.

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
Principles of Consolidation and Financial Presentation
     The accompanying consolidated financial statements include the financial statements of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the presentation in 2007.
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
Property and Equipment
     We use the “successful efforts” method of accounting for our oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry holes and costs of carrying and retaining undeveloped properties, are expensed as incurred. The costs of carrying and retaining undeveloped properties include delay rental payments made on new and existing leases, ad valorem taxes on existing leases and the cost of previously capitalized leases which are written off because the leases were dropped or expired. Exploratory dry hole costs include the costs associated with drilling an exploratory well that has been determined to be a dry hole. Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties is calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in certain transactions such as the complete disposition of a geographical/geological pool. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.
     Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. We recorded impairments of $31,000 and $332,000 in 2007 and 2006, respectively, which reduced the book value of unproved oil and gas properties to their estimated fair value. No impairment was recorded in 2005.
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
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. No impairment was recorded in 2007. In performing the review for long-lived asset recoverability during 2006, we recorded $214,000 of impairments which reduced the book value of producing properties to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.
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
     As described in Note 1, we recorded goodwill associated with the Transaction which resulted in goodwill of $90.1 million at December 31, 2007 and 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2007, we performed our annual assessment of impairment of the goodwill and determined that there was no impairment.
     At December 31, 2007 and 2006, we had $1.1 million and $1.6 million, respectively, of deferred debt issuance costs. Deferred debt issuance costs are being amortized over their respective terms. Amortization expense related to deferred debt issuance costs was $424,000 in 2007 and 2006 and $1.2 million in 2005. At December 31, 2007, the amortization of deferred debt issuance costs in the next five years is as follows: $424,000 in each of the next two years (2008 through 2009), $270,000 in 2010 and none in 2011 or 2012.
Revenue Recognition
     Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2007 or 2006. Oil and gas marketing revenues are recognized when title passes.
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
     We had no outstanding stock options or stock-based compensation activity in the years ended December 31, 2005, 2006 or 2007.
     In connection with the closing of the Transaction, we issued approximately 34 shares of common stock to Messrs. Winne and Becci. The shares were purchased from them at the closing of the Transaction. These shares were reported as compensation expense of $2.6 million and included in the transaction expenses in the Predecessor I Company period ended August 15, 2005.
Derivatives and Hedging
     In accordance with SFAS 133, we recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated commodity hedges will be recognized as increases or decreases to oil and gas revenues during the same periods in which the underlying forecasted transactions impact earnings. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately. See Note 5.
     The relationship between the hedging instruments and the hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the contract and on an ongoing basis. We assess effectiveness at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Hedge accounting is discontinued prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

Asset Retirement Obligations
     We follow SFAS 143, “Accounting for Asset Retirement ” which requires us to recognize a liability for the fair value of its asset retirement obligations associated with our tangible, long-lived assets. The majority of our asset retirement obligations relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties. There has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows.
     A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Beginning asset retirement obligations	$20,734	$19,389
Liabilities incurred	220	523
Liabilities settled	(219)	(543)
Accretion expense	1,290	1,219
Revisions in estimated cash flows	239	146

Ending asset retirement obligations	$22,264	$20,734

(3) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109’ (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.
     FIN 48 requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
     Since we have no unrecognized tax benefits as of December 31, 2007, there is no potential impact on our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of December 31, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157–2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities, and the adoption did not have a material impact on our consolidated financial statements. We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.
   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008. At the present time, we do not expect to apply the provisions of SFAS No. 159.

   In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:
•	acquisition costs will generally be expensed as incurred;

•	noncontrolling interests will be valued at fair value at the date of acquisition; and

•	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.
   In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.
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
(5) Derivatives and Hedging
     From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and to support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At December 31, 2007, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the consolidated statements of operations as derivative fair value loss.

     We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we had ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. We had collar agreements that could not be redesignated as cash flow hedges because these collars were not effective due to unrealized losses at the date of the Merger. These collars qualified and were designated as cash flow hedges from their inception through the predecessor company period ended July 6, 2004. Although these collars are not deemed to be effective hedges in accordance with the provisions of SFAS 133, we retained these instruments as protection against changes in commodity prices and the Company continued to record the mark-to-market adjustments on these natural gas collars, through 2005, in our income statement. Our NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. We had ineffectiveness on the crude oil swaps because the oil is sold locally at a posted price which is different from the NYMEX price. At August 16, 2005, our oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in the fair values of the natural gas collars since July 7, 2004, the changes in fair value of the oil swaps subsequent to August 15, 2005, the ineffective portion of the crude oil swaps through August 15, 2005 and the ineffective portion of the natural gas swaps from July 7, 2004 through June 30, 2006 are recorded as “Derivative fair value gain or loss.” As of July 1, 2006, we determined that our gas swaps were no longer highly effective and, therefore, could no longer be designated as cash flow hedges. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
     During 2007 and 2006, net losses of $7.6 million ($4.6 million after tax) and $3.3 million ($2.2 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income decreased $6.3 million ($3.8 million after tax) in 2007 and decreased $30.4 million ($19.9 million after tax) in 2006. At December 31, 2007, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $9.5 million. At December 31, 2007, we have partially hedged our exposure to the variability in future cash flows through December 2013.
     The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at December 31, 2007:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per	Estimated	Price per		Basis
Year Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
December 31, 2008	10,126	$4.64	208	$29.96	—	$—
December 31, 2009	9,529	4.43	191	29.34	3,650	0.345
December 31, 2010	8,938	4.28	175	28.86	3,650	0.325
December 31, 2011	8,231	4.19	157	28.77	3,285	0.325
December 31, 2012	7,005	4.09	138	28.70	—	—
December 31, 2013	6,528	4.04	127	28.70	—	—

     At December 31, 2007, we had interest rate swaps in place on $80 million of our outstanding debt under the revolving credit facility through September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million through September 2008 and 4.07% on $80 million from September 2008 through September 2010, plus the applicable margin. At December 31, 2007, the fair value of the interest rate swaps represented an unrealized loss of $912,000.

(6) Details of Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Accounts receivable
Accounts receivable	$3,509	$3,820
Allowance for doubtful accounts	(806)	(1,271)
Oil and gas production receivable	15,368	17,306

	$18,071	$19,855

Inventories
Oil	$671	$796
Natural gas	—	—
Material, pipe and supplies	413	89

	$1,084	$885

Property and equipment, gross Oil and gas properties
Producing properties	$628,707	$597,631
Non-producing properties
Proved	66,793	75,483
Unproved	18,344	18,719
Other	68	743

	$713,912	$692,576

Land, buildings, machinery and equipment
Land, buildings and improvements	$838	$1,091
Machinery and equipment	1,923	1,940

	$2,761	$3,031

Accrued expenses
Accrued interest expense	$6,499	$6,631
Accrued other expenses	6,230	6,256
Accrued drilling and completion costs	1,296	1,784
Accrued income taxes	2	525
Ad valorem and other taxes	985	911
Compensation and related benefits	—	—
Undistributed production revenue	5,351	5,447

	$20,363	$21,554

(7) Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Senior secured notes	$159,475	$159,475
Bank revolving credit facility	99,876	95,376
Subordinated promissory note (related party)	26,931	25,000
Other	79	85

	286,361	279,936
Less current portion	8	7

Long-term debt	286,353	279,929
Fair value adjustment — senior secured notes	4,765	5,631

	$291,118	$285,560

Senior Secured Notes due 2012
     We have $159.5 million of our Senior Secured Notes outstanding as of December 31, 2007 and 2006. As a result of the application of purchase accounting, the Senior Secured Notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. Subsequent accretion of the premium and repurchase of bonds reduced this amount to $164.2 million at December 31, 2007. The fair value adjustment of $4.8 million is shown separately in the table above. The accretion of $865,000 and $866,000 was recorded as a reduction of interest expense in 2006 and 2007. The Senior Secured Notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date). The Senior Secured Notes are secured on a second-priority lien on the same assets subject to the liens securing our obligations under the Amended Credit Agreement. The Senior Secured Notes are subject to redemption at our option at specific redemption prices.

July 15, 2008	104.375%
July 15, 2009	102.188%
July 15, 2010 and thereafter	100.000%
     The Senior Secured Notes are governed by an indenture (the “Indenture”), which contains certain covenants that limit our ability to incur additional indebtedness and issue stock, pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing indebtedness of any kind other than permitted liens and engage in mergers and consolidations.
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
     The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $350 million and a hedge letter of credit facility in the aggregate principal amount of $40 million. Borrowings under the Amended Credit Agreement may not exceed the borrowing base, which was initially set at $80.25 million, of which $57 million was drawn at closing on August 16, 2005. At December 31, 2007, the borrowing base was $113.4 million. The outstanding balance at December 31, 2007 and 2006 was $99.9 million and 95.5 million, respectively.
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
     The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase our stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio. On August 3, 2007, our bank group waived the covenant compliance requirement as of June 30, 2007 and amended the Amended Credit Agreement to increase the maximum leverage ratio from 4.0 : 1.0 to 4.25 : 1.0 for the quarters ending on September 30, 2007 and December 31, 2007. If we had not received this waiver, we would not have complied with our leverage ratio covenant as it would have been 4.07 : 1.0 as of June 30, 2007. On March 24, 2008, our bank group waived the covenant compliance requirement as of December 31, 2007 and amended the Amended Credit Agreement to increase the maximum Leverage Ratio to 4.5 : 1.0 through December 31, 2008. If we had not received this waiver, we would not have complied with our Leverage Ratio covenant as it would have been 4.38 : 1.0 as of December 31, 2007.
     Borrowings under the revolving credit line will be used by us for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of our obligations under the J. Aron Swap (defined hereinafter).
     In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Subordinated Note made on August 16, 2005. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated

Note. The interest payments in 2005 and 2006 were paid in cash. We made a cash payment of $616,000 and borrowed an additional $1.9 million against the Subordinated Note for interest payments in 2007. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. The Subordinated Note is expressly subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and the Senior Secured Notes.
ISDA Master Agreement
     We amended and restated the Schedule and Credit Support Annex to our ISDA Master Agreement, dated as of June 30, 2004, by and between us and J. Aron & Company (“J. Aron Swap”), pursuant to which we have agreed, from time to time, to enter into cash-settled hedge transactions with J. Aron & Company, as hedge counterparty, in connection with various gas and oil commodity derivatives transactions. The amendments to the J. Aron Swap conform the terms of the Schedule and Credit Support Annex to the terms of the Amended Credit Agreement, change certain covenants and reduce the maximum amount of the letter of credit securing the hedge obligations from $55 million to $40 million.
     At December 31, 2007, the aggregate long-term debt maturing in the next five years is as follows: $8,000 (2008); $8,000 (2009); $99.9 million (2010); $10,000 (2011) and $186.5 million (2012 and thereafter). Our term loan facility requires mandatory prepayments annually based on the calculation of excess cash flow, as defined in the agreement.
(8) Leases
     We lease certain computer equipment, vehicles, natural gas compressors and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $3.1 million in 2007 and 2006, $1.3 million in the Successor Company 138 day period ended December 31, 2005 and $2.1 million in the Predecessor I Company 227 day period ended August 15, 2005.
     We also lease certain computer equipment accounted for as capital leases. Property and equipment includes $273,000 of computer equipment under capital leases at December 31, 2007 and 2006. Accumulated depreciation for such equipment includes approximately $271,000 and $236,000 at December 31, 2007 and 2006, respectively.
     Future minimum commitments under leasing arrangements as of December 31, 2007 were as follows:

	Operating	Capital
As of December 31, 2007	Leases	Leases
	(in thousands)
2008	$4,330	$2
2009	4,091	—
2010	2,371	—
2011	—	—
2012 and thereafter	—	—

Total minimum rental payments	$10,792	2

Less amount representing interest		—

Present value of net minimum rental payments		2
Less current portion		2

Long-term capitalized lease obligations		$—

(9) Stock Option Plans
     We have a 1997 non-qualified stock option plan under which we are authorized to issue up to 1,466 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. No options were granted during 2005, 2006 or 2007 and as of December 31, 2007, no options were outstanding under the plan.

(10) Taxes
     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle includes the following (in thousands):

				Predecessor I
	Successor Company			Company
			For the 138	For the 227
			Day Period	Day Period
	For the year	For the year	from August	from January
	ended	ended	16, 2005 to	1, 2005 to
	December 31,	December 31,	December 31,	August 15,
	2007	2006	2005	2005
Current
Federal	$(525)	$525	$—	$—
State	—	—	—	—

	(525)	525	—	—
Deferred
Federal	(20,499)	29,771	9,470	(302)
State	(2,899)	3,938	925	(1,185)

	(23,398)	33,709	10,395	(1,487)

Total	$(23,923)	$34,234	$10,395	$(1,487)

     The effective tax rate for income from continuing operations before cumulative effect of change in accounting principle differs from the U.S. federal statutory tax rate as follows:

				Predecessor I
	Successor Company			Company
			For the 138	For the 227
			Day Period	Day Period
	For the year	For the year	From August	from January
	ended	ended	16, 2005 to	1, 2005 to
	December 31,	December 31,	December 31,	August 15,
	2007	2006	2005	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	4.6	4.6	2.2	42.6
Transaction related expenses
Permanent differences	—	—	—	2.0
Other, net	0.8	—	—	2.7

Effective income tax rate for the period	40.4%	39.6%	37.2%	82.3

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
     Significant components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2007	2006
Deferred income tax liabilities:
Property and equipment, net	$213,509	$214,292
Other, net	2,559	198

Total deferred income tax liabilities	216,068	214,490
Deferred income tax assets:
Accrued expenses	882	882
Asset retirement obligations	8,062	7,551
Fair value of derivatives	102,286	83,522
Net operating loss carryforwards	29,429	26,101
Senior Secured Notes	2,913	2,913
Tax credit carryforwards	1,775	1,775
Other, net	502	503
Valuation allowance	(11,476)	(11,476)

Total deferred income tax assets	134,373	111,771

Net deferred income tax liability	$81,695	$102,719

Long-term liability	$98,977	$115,326
Current asset	(17,282)	(12,607)

Net deferred income tax liability	$81,695	$102,719

     At December 31, 2007, we had approximately $74.5 million of net operating loss carryforwards available for federal income tax reporting purposes. These net operating loss carryforwards, if unused, will expire in 2019 through 2025. We also had state net operating losses aggregating $248 million, which expire between 2008 and 2025. The net operating losses are subject to annual limitations due to IRC Section 382 as a result of the Merger in 2004 and the Transaction in 2005. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We do not believe the application of Section 382 hinders our ability to utilize the federal net operating losses and, accordingly, no valuation allowance has been recorded. The valuation allowance of $11.5 million relates to certain state net operating loss carryforwards which we estimate would expire before they could be used. We have alternative minimum tax credit carryforwards of approximately $1.8 million, which have no expiration date.
     FIN 48 requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.
(11) Profit Sharing and Retirement Plans
     Prior to 2006, we had a non-qualified profit sharing arrangement under which we contributed discretionary amounts determined by the compensation committee of our Board of Directors based on attainment of performance targets. Amounts were allocated to substantially all employees based on relative compensation. We expensed $417,000 for the Successor Company 138 day period ended December 31, 2005 and $96,000 for the Predecessor I Company 227 day period ended August 15, 2005, for contributions to the profit sharing plan and discretionary bonuses. All amounts were paid in cash.
     Effective April 1, 2006, our 401(k) retirement plan merged into the EnerVest, Ltd., 401(k) Plan.

     As of December 31, 2005, we had a 401(k) retirement plan which covered substantially all of our employees. Eligible employees made voluntary contributions which we matched $1.00 for every $1.00 contributed up to 4% of an employee’s annual compensation and a $0.50 match for every $1.00 contributed up to the next 2% of compensation. Retirement plan expense amounted to $83,000 for the Successor Company 138 day period ended December 31, 2005 and $255,000 for the Predecessor I Company 227 day period ended August 15, 2005.
(12) Commitments and Contingencies
     The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

(13) Supplemental Disclosure of Cash Flow Information

Predecessor
	Successor Company			I Company
			138 Day	227 Day
			Period From	Period From
	For the year	For the year	August 16,	January 1,
	ended	ended	2005 to	2005 to
	December 31,	December 31,	December	August 15,
(in thousands)	2007	2006	31, 2005	2005
Cash paid during the period for:
Interest	$17,939	$25,317	$2,433	$21,885
Income taxes, net of refunds	—	—	(163)	500
Non-cash investing and financing activities:
Acquisition of assets in exchange for long-term liabilities	—	—	—	—
(14) Fair Value of Financial Instruments
     The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long-term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $159.5 million (face amount) of our Senior Secured Notes due 2012 had an approximate fair value of $161.1 million at December 31, 2007 based on quoted market prices.
     From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts. Our NYMEX crude oil swaps are sold locally at posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps, collars or options which are placed with major financial institutions that we believe are minimal credit risks. At December 31, 2007, our derivative contracts consisted of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps. At December 31, 2007, the fair value of futures contracts covering 2007 through 2013 oil and gas production represented an unrealized loss of $235.4 million. At December 31, 2007, the fair value of our interest rate futures contracts covering 2008 through September 2010 represented an unrealized loss of $912,000.

(15) Supplementary Information on Oil and Gas Activities (Unaudited)
     The following disclosures of costs incurred related to oil and gas activities from continuing operations are presented in accordance with SFAS 69.

				Predecessor I
	Successor Company			Company
			138 Day	227 Day
			Period From	Period From
			August 15,	January 1,
			2005 to	2005 to
	December 31,	December 31,	December 31,	August 15,
(in thousands)	2007	2006	2005	2005
Acquisition costs:
Proved properties	107	$16	$33	$16
Unproved properties	567	511	118	317
Developmental costs	21,910	36,052	8,067	18,700
Exploratory costs	1,935	2,343	1,229	2,424
Estimated Proved Oil and Gas Reserves (Unaudited)
     Our estimated proved developed and estimated proved undeveloped reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The estimates of proved reserves as of December 31, 2007, 2006 and 2005 have been prepared by Wright & Company, Inc., independent petroleum consultants. The estimated proved reserve information for the 2005 Predecessor I Company 227 day period ended August 15, 2005, is based on our internal engineering estimates.

     The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated:

	Successor Company		Predecessor I Company		Total (non-GAAP)
	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbl) (1)	(Mmcf)(2)	(Mbbl) (1)	(Mmcf)(2)	(Mbbl) (1)	(Mmcf)(2)	Mmcfe(3)
January 1, 2005	—	—	5,579	251,326	5,579	251,326	284,800
Extensions and discoveries	32	2,037	3	3,532	35	5,569	5,779
Purchase of reserves in place	—	1,586	—	690	—	2,276	2,276
EnerVest transaction	5,552	249,335	(5,552)	(249,335)	—	—	—
Revisions of previous estimates	(232)	(794)	186	2,863	(46)	2,069	1,793
Production	(142)	(5,484)	(216)	(9,076)	(358)	(14,560)	(16,710)

December 31, 2005	5,210	246,680	—	—	5,210	246,680	277,938
Extensions and discoveries	156	12,892			156	12,892	13,830
Purchase of reserves in place	41	881			41	881	1,130
Sale of reserves in place	—	(1,342)			—	(1,342)	(1,342)
Revisions of previous estimates	146	(11,996)			146	(11,996)	(11,123)
Production	(372)	(14,104)			(372)	(14,104)	(16,337)

December 31, 2006	5,181	233,011	—	—	5,181	233,011	264,096
Extensions and discoveries	153	4,853			153	4,853	5,771
Purchase of reserves in place	—	5,340			—	5,340	5,340
Revisions of previous estimates	163	(2,647)			163	(2,647)	(1,668)
Production	(348)	(13,357)			(348)	(13,357)	(15,445)

December 31, 2007	5,149	227,200	—	—	5,149	227,200	258,094

Proved developed reserves
December 31, 2005	3,822	203,443			3,822	203,443	226,375

December 31, 2006	3,832	188,374			3,832	188,374	211,368

December 31, 2007	3,890	186,765			3,890	186,765	210,105

(1)	Thousand barrels

(2)	Million cubic feet

(3)	Million cubic feet equivalent, barrels are converted to Mcfe based on one barrel of oil to six Mcf of natural gas equivalent.
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
-	Future revenues were based on year-end oil and gas prices. Future price changes were included only to the extent provided by existing contractual agreements.

-	Production and development costs were computed using year-end costs assuming no change in present economic conditions.

-	Future net cash flows were discounted at an annual rate of 10%.

-	Future income taxes were computed using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.
     The standardized measure of discounted future net cash flows relating to estimated proved oil and gas reserves is presented below:

	December 31,
	2007	2006	2005
		(in thousands)
Estimated future cash inflows (outflows)
Revenues from the sale of oil and gas	$2,190,884	$1,672,532	$2,726,170
Production costs	(590,328)	(526,928)	(639,366)
Development costs	(152,465)	(134,553)	(128,933)
Future income taxes	(497,904)	(316,413)	(651,594)

Future net cash flows	950,187	694,638	1,306,277
10% timing discount	(561,301)	(395,157)	(760,513)

Standardized measure of discounted future net cash flows	$388,886	$299,481	$545,764

     At December 31, 2007, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts.
     The following table sets forth the weighted average prices, including fixed price contracts, for oil and gas used in determining our estimated proved reserves. We do not include our natural gas and crude oil derivative financial instruments, consisting of swaps and collars, in the determination of our oil and gas reserves.

	December 31,
	2007	2006	2005
Gas (per Mcf)	$7.54	$5.91	$9.83
Oil (per Bbl)	92.77	57.21	57.64

     The principal sources of changes in the standardized measure of future net cash flows are as follows:

				Predecessor I
	Successor Company			Company
			138 Day Period	227 Day Period
			From August 16,	From January
	Year ended	Year ended	2005 to	1, 2005 to
	December 31,	December 31,	December 31,	August 15,
	2007	2006	2005	2005
Beginning of year	$299,481	$545,764	$575,512	$345,712
Sale of oil and gas, net of production costs	(96,317)	(102,710)	(60,103)	(56,391)
Extensions and discoveries, less related estimated future development and production costs	14,720	25,806	6,422	11,608
Previously estimated development costs incurred during the period	21,910	29,477	8,503	16,667
Purchase of reserves in place less estimated future production costs	2,728	170	3,014	1,504
Sale of reserves in place less estimated future production costs	—	(4,122)	—	—
Changes in estimated future development costs	(7,337)	(33,665)	(13,903)	(13,356)
Revisions of previous quantity estimates	(237)	(20,621)	(6,964)	13,150
Net changes in prices and production costs	196,244	(354,397)	(28,924)	367,871
Change in income taxes	(75,511)	148,217	20,419	(142,102)
Accretion of 10% timing discount	29,948	83,145	33,060	31,857
Changes in production rates (timing) and other	3,257	(17,583)	8,728	(1,008)

End of period	$388,886	$299,481	$545,764	$575,512

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
Major customers
     During 2007, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $26.3 million, $18.9 million and $18.1 million, respectively. During 2006, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $21.4 million, $20.1 million and $18.5 million, respectively. During 2005, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $21.1 million, $20.5 million and $20.3 million, respectively.

(17) Quarterly Results of Operations (Unaudited)
     The results of operations for the four quarters of 2007 and 2006 are shown below (in thousands).

	First	Second	Third	Fourth
2007
Operating revenues	$29,422	$34,801	$29,420	$31,059
Gross profit	11,580	15,676	11,555	12,379
Net (loss) income	(23,299)	2,415	7,268	(21,706)

2006
Operating revenues	$44,688	$38,466	$34,050	$41,212
Gross profit	25,314	21,604	14,806	20,941
Net income	5,388	4,744	34,195	7,872
(18) Related Party Transactions
     On August 16, 2005, the former partners of Capital C completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest, Ltd. EnerVest incurred and was reimbursed $1.1 million by us for transaction costs. This amount was recorded as an accrued expense at December 31, 2005 and was paid in January 2006.
     On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. The joint operating agreement was effective October 1, 2005 and resulted in expense to us of $642,000 in 2005, $5.3 million in 2006 and $6.0 million in 2007 for overhead fees. We also paid $6.7 million in 2006 and $7.5 million in 2007 for field labor, vehicles and district office expense; $875,000 in 2006 and $331,000 in 2007 for drilling overhead fees and $1.3 million in 2006 and $1.2 million in 2007 for drilling labor costs in 2006 related to this agreement. We reimbursed EnerVest Operating for expenses of $332,000 in 2006 related to the transition of accounting responsibilities to EnerVest Operating’s Charleston, West Virginia office.
     We paid approximately $211,000 to Opportune LLP in the 2006 for consulting services related to the Company’s amended filings and the 2005 Form 10-K. John Vanderhider, brother of James Vanderhider, our President and Chief Financial Officer, is a partner with Opportune.
     We paid approximately $207,000 to PetroAcct LP in 2006 for services related to the transition of accounting and information system responsibilities to EnerVest Operating. A subsidiary of EnerVest, Ltd owned 50% of PetroAcct during 2006. The 50% ownership interest in PetroAcct was sold to Opportune in March 2007.
     As of December 31, 2007, we owed EnerVest Operating $1,531,000 and EnerVest owed us $23,000.
     In connection with the Transaction, we executed a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to us on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2007 was $26.9 million. We made cash payments of $945,000 in 2005 and $2.5 million in 2006. In 2007, we made a cash payment of $616,000 and borrowed an additional $1.9 million against the Note for interest payments.
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