Form 10-Q
period 2008-06-30
BELDEN & BLAKE CORP /OH/
filed 2008-08-13
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN & BLAKE CORPORATION
BALANCE SHEETS
(unaudited, in thousands, except number of shares)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$20,056	$16,014
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2008- $585; December 31, 2007 - $806)	28,589	18,071
Accounts receivable — related party	631	—
Inventories	999	1,084
Deferred income taxes	37,440	17,282
Other current assets	166	370
Fair value of derivatives	—	37

Total current assets	87,881	52,858

Property and equipment, at cost
Oil and gas properties (successful efforts method)	722,292	713,912
Gas gathering systems	1,308	1,308
Land, buildings, machinery and equipment	2,832	2,761

	726,432	717,981
Less accumulated depreciation, depletion and amortization	105,930	88,549

Property and equipment, net	620,502	629,432
Goodwill	90,076	90,076
Fair value of derivatives	124	29
Other assets	1,540	1,830

	$800,123	$774,225

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$1,898	$1,148
Accounts payable — related party	—	1,508
Accrued expenses	25,131	20,363
Current portion of long-term liabilities	378	367
Fair value of derivatives	94,665	43,696

Total current liabilities	122,072	67,082

Long-term liabilities
Bank and other long-term debt	99,942	99,947
Senior secured notes	163,780	164,240
Subordinated promissory note — related party	26,946	26,931
Asset retirement obligations and other long-term liabilities	22,714	22,164
Fair value of derivatives	254,772	192,661
Deferred income taxes	75,063	98,977

Total long-term liabilities	643,217	604,920

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	125,000	125,000
Retained earnings	(74,351)	(3,810)
Accumulated other comprehensive loss	(15,815)	(18,967)

Total shareholder’s equity	34,834	102,223

	$800,123	$774,225

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Oil and gas sales	$46,558	$32,027	$77,926	$58,829
Gas gathering and marketing	3,528	2,774	6,378	5,394
Other	216	386	305	447

	50,302	35,187	84,609	64,670

Expenses
Production expense	6,493	6,456	12,978	12,259
Production taxes	924	642	1,596	1,193
Gas gathering and marketing	3,064	2,270	5,402	4,474
Exploration expense	367	303	559	1,028
Impairment of oil and gas properties	2,011	—	2,011	—
General and administrative expense	2,055	1,933	4,015	3,860
Depreciation, depletion and amortization	8,354	9,454	17,359	18,013
Accretion expense	349	319	688	630
Derivative fair value loss	118,404	3,985	145,226	46,141

	142,021	25,362	189,834	87,598

Operating (loss) income	(91,719)	9,825	(105,225)	(22,928)

Other (income) expense
Interest expense	5,812	5,938	11,658	11,835
Other income, net	(104)	(108)	(230)	(215)

(Loss) income before income taxes	(97,427)	3,995	(116,653)	(34,548)
(Benefit) provision for income taxes	(38,520)	1,580	(46,112)	(13,664)

Net (loss) income	$(58,907)	$2,415	$(70,541)	$(20,884)

See accompanying notes.

BELDEN & BLAKE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(70,541)	$(20,884)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,359	18,013
Accretion expense	688	630
Gain on disposal of property and equipment	—	(57)
Amortization of derivatives and other non-cash hedging activities	149,807	49,108
Exploration expense	559	279
Deferred income taxes	(46,112)	(13,664)
Impairment of oil and gas properties	2,011	—
Other non-cash items	(233)	1,159
Change in operating assets and liabilities
Accounts receivable and other current assets	(10,946)	1,050
Inventories	107	(57)
Accounts payable and accrued expenses	2,371	(167)

Net cash provided by operating activities	45,070	35,410

Cash flows from investing activities:
Additions to property and equipment	(11,998)	(11,203)
Proceeds from property and equipment disposals	3,049	270
Exploration expense	(559)	(279)
Increase in other assets	78	(44)

Net cash used in investing activities	(9,430)	(11,256)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	4,500
Repayment of long-term debt and other obligations	(5)	(21)
Settlement of derivative liabilities recorded in purchase accounting	(31,593)	(14,297)
Dividends paid	—	(6,750)

Net cash used in financing activities	(31,598)	(16,568)

Net increase in cash and cash equivalents	4,042	7,586
Cash and cash equivalents at beginning of period	16,014	5,927

Cash and cash equivalents at end of period	$20,056	$13,513

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)
June 30, 2008
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to previously reported amounts in order to conform to current year presentation. Such reclassifications do not effect earnings. Interest income is reported in “Other income, net” in the Statements of Operations. For the three and six months ended June 30, 2007 “Other income, net” has been adjusted to include $108,000 and $215,000, respectively, of interest income to conform with current year presentation. These amounts were previously recorded as “Other” revenue in our Statements of Operations. This reclassification had no material impact on total operating revenue, operating income or net income for the three and six months ended June 30, 2007.
(2) Derivatives and Hedging
From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil or interest rate price volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At June 30, 2008, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. Changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in expense in the statements of operations as derivative fair value loss.
During the first six months of 2008 and 2007, net losses of $5.9 million ($3.5 million after tax) and $3.0 million ($1.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. At June 30, 2008, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $5.6 million. At June 30, 2008, we have partially hedged our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at June 30, 2008:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
September 30, 2008	2,532	4.44	52	29.86	—	—
December 31, 2008	2,532	4.59	52	29.68	—	—

	5,064	$4.52	104	$29.77	—	$—

Year Ending
December 31, 2009	9,529	4.43	191	29.34	3,650	0.345
December 31, 2010	8,938	4.28	175	28.86	3,650	0.325
December 31, 2011	8,231	4.19	157	28.77	3,285	0.325
December 31, 2012	7,005	4.09	138	28.70	—	—
December 31, 2013	6,528	4.04	127	28.70	—	—
At June 30, 2008, we had interest rate swaps in place for $80 million of our outstanding debt under our revolving credit facility that mature between September 16, 2008 and September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million through September 16, 2008 and 4.07% on $80 million from September 2008 through September 2010, plus the applicable margin. The fair value of these interest rate swaps was an unrealized loss of $861,000 at June 30, 2008.
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
(4) Supplemental Disclosure of Cash Flow Information

	Six months ended	Six months ended
(in thousands)	June 30, 2008	June 30, 2007
Cash paid during the period for:
Interest	$11,865	$11,710
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	1,639	754
Non-cash additions to debt	(15)	(623)
(5) Contingencies
We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

(6)	Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2008 and 2007.

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Comprehensive income (loss):
Net loss	$(70,541)	$(20,884)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain in derivative fair value	391	(14)
Reclassification adjustment for derivative (loss) gain reclassified into earnings	(3,543)	(1,778)

Change in accumulated other comprehensive (loss) income	(3,152)	(1,792)

	$(73,693)	$(22,676)

(7) Related Party Transactions
We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). In the first six months of 2008, we recorded costs of approximately $3.2 million (as general and administrative expense) for operating overhead fees, $3.4 million (as production expense) for field labor, vehicles and district office expense, $123,000 (capitalized) for drilling overhead fees and $341,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $2.9 million for operating overhead fees, $3.7 million for field labor, vehicles and district office expense, $154,000 for drilling overhead fees and $552,000 for drilling labor costs in the first six months of 2007 related to this agreement. We have a Note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at June 30, 2008 was $26.9 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We made cash interest payments of $1.3 million in the first six months of 2008 and $616,000 in the first quarter of 2007 to Capital C. We borrowed $623,000 against the note for the interest payment in the second quarter of 2007.
(8) Impairment of Oil and Gas Properties
For the period ended June 30, 2008, we reviewed our oil and gas properties for impairment as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this evaluation, we recorded an impairment of $2.0 million during the quarter to proved properties in the Utica Shale formation in Ohio.
(9) New Accounting Standards
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
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative instruments	$(349,314)	$—	$(349,314)	$—
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Production
Gas (Mmcf)	3,282	3,437	6,594	6,732
Oil (Mbbls)	83	90	166	182
Total production (Mmcfe)	3,780	3,979	7,588	7,822

Average price (1)
Gas (per Mcf)	$11.22	$7.71	$9.18	$7.17
Oil (per Bbl)	117.08	61.31	104.84	58.22
Mcfe	12.32	8.05	10.27	7.52

Average costs (per Mcfe)
Production expense	$1.72	$1.62	$1.71	$1.57
Production taxes	0.24	0.16	0.21	0.15
Depletion	2.18	2.35	2.26	2.27

(1)	The average prices presented above include non-cash amounts related to purchase accounting for the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gas (per Mcf)	$11.47	$7.93	$9.97	$7.61
Oil (per Bbl)	117.08	61.31	104.84	58.22
Mcfe	12.53	8.24	10.95	7.90
Results of Operations — Second Quarters of 2008 and 2007 Compared

Revenues
Operating revenues increased from $35.2 million in the second quarter of 2007 to $50.3 million in the second quarter of 2008. The increase in operating revenues was primarily due to higher oil and gas sales revenues of $14.5 million. The increased oil and gas sales revenues were primarily due to an increase of $16.1 million related to increased prices for oil and natural gas, which was partially offset by a $1.6 million decrease in revenues due to decreased production volumes.
Gas volumes sold were 3.3 Bcf in the second quarter of 2008, which was a decrease of 155 Mmcf (5%) compared to the second quarter of 2007. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $1.2 million. Oil volumes sold decreased approximately 7,000 Bbls (8%) from 90,000 Bbls in the second quarter of 2007 to 83,000 Bbls in the second quarter of 2008 resulting in a decrease in oil sales revenues of approximately $450,000. The lower oil and gas sales volumes are primarily due to normal production declines which were partially offset by production from new wells drilled during 2007 and 2008.

The average price realized for our natural gas increased $3.51 per Mcf from $7.71 in the second quarter of 2007 to $11.22 per Mcf in the second quarter of 2008, which increased gas sales revenues by approximately $11.5 million. As a result of our hedging activities, gas sales revenues were lower by $819,000 ($0.25 per Mcf) in the second quarter of 2008 and lower by $765,000 ($0.22 per Mcf) in the second quarter of 2007 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $61.31 per Bbl in the second quarter of 2007 to $117.08 per Bbl in the second quarter of 2008, which increased oil sales revenues by approximately $4.6 million.
Gas gathering and marketing revenues increased from $2.8 million in the second quarter of 2007 to $3.5 million in the second quarter of 2008. The increase was due to a $687,000 increase in gas marketing revenues and a $67,000 increase in gas gathering revenues as a result of higher average gas prices in the second quarter of 2008 compared to the second quarter of 2007.
Costs and Expenses
Production expense was $6.5 million in the second quarter of 2007 and 2008. The average production cost increased from $1.62 per Mcfe in the second quarter of 2007 to $1.72 per Mcfe in the second quarter of 2008. The increase in production cost per Mcfe was due to the lower volumes produced in 2008.
Production taxes increased $282,000 from $642,000 in the second quarter of 2007 to $924,000 in the second quarter of 2008. Average per unit production taxes increased from $0.16 per Mcfe in the second quarter of 2007 to $0.24 per Mcfe in the second quarter of 2008. The increased production taxes were primarily due to higher oil and gas sales revenues in Michigan in the second quarter of 2008 compared to the second quarter of 2007. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses increased from $2.3 million in the second quarter of 2007 to $3.1 million in the second quarter of 2008. The increase was primarily due to a $694,000 increase in gas marketing expenses as a result of higher average gas prices in the second quarter of 2008 compared to the second quarter of 2007.
Exploration expense increased $64,000 from $303,000 in the second quarter of 2007 to $367,000 in the second quarter of 2008. The increase in exploration expense is primarily due to an increase in delay rental payments in the second quarter of 2008.
Impairment of oil and gas properties was $2.0 million in the second quarter of 2008 due to the impairment of properties in the Utica Shale formation in Ohio. There was no impairment of oil and gas properties in 2007.
General and administrative expense increased $122,000 from $1.9 million in the second quarter of 2007 to $2.1 million in the second quarter of 2008 primarily due to an increase in third party fees.
Depreciation, depletion and amortization decreased by $1.1 million from $9.5 million in the second quarter of 2007 to $8.4 million in the second quarter of 2008. This decrease was primarily due to a $1.1 million decrease in depletion expense. Depletion per Mcfe decreased from $2.35 per Mcfe in the second quarter of 2007 to $2.18 per Mcfe in the second quarter of 2008 due primarily to increased reserves volumes due to higher oil and gas prices at June 30, 2008.

Derivative fair value (gain) loss was a loss of $4.0 million in the second quarter of 2007 compared to a loss of $118.4 million in the second quarter of 2008. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.
Interest expense decreased $126,000 from $5.9 million in the second quarter of 2007 to $5.8 million in the second quarter of 2008. This decrease in interest expense was due to lower blended interest rates, which were partially offset by the amortization of the fair value adjustments from purchase accounting on the Senior Secured Notes.
Income tax expense was a benefit of $38.5 million in the second quarter of 2008 compared to an expense of $1.6 million in the second quarter of 2007. The decrease is primarily due to a decrease in income before income taxes.
Results of Operations – Six Months of 2008 and 2007 Compared

Revenues
Operating revenues from oil and gas sales revenues increased from $64.7 million in the first six months of 2007 to $84.6 million in the first six months of 2008. The increase in operating revenues was primarily due to higher oil and gas sales revenues of $19.1 million. The increased revenues were primarily due to an increase of $21.0 million related to increased prices for oil and natural gas, which was partially offset by a $1.9 million decrease in revenues due to decreased production volumes.
Gas volumes sold were 6.6 Bcf in the first six months of 2008, which was a decrease of 138 Mmcf (2%) compared to the first six months of 2007. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $990,000. Oil volumes sold decreased approximately 16,000 Bbls (9%) from 182,000 Bbls in the first six months of 2007 to 166,000 Bbls in the first six months of 2008 resulting in a decrease in oil sales revenues of approximately $930,000. The decrease in oil and gas sales volumes was primarily due to normal production declines, which were partially offset by production from new wells drilled in 2007 and 2008.
The average price realized for our natural gas increased $2.01 per Mcf from $7.17 in the first six months of 2007 to $9.18 per Mcf in the first six months of 2008, which increased gas sales revenues by approximately $13.3 million. As a result of our hedging activities, gas sales revenues were lower by $5.2 million ($0.79 per Mcf) in the first six months of 2008 and lower by $3.0 million ($0.44 per Mcf) in the first six months of 2007 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $58.22 per Bbl in the first six months of 2007 to $104.84 per Bbl in the first six months of 2008, which increased oil sales revenues by approximately $7.7 million.
Gas gathering and marketing revenues increased from $5.4 million in the first six months of 2007 to $6.4 million in the first six months of 2008 due to a $832,000 increase in gas marketing revenues and a $152,000 increase in gas gathering revenues as a result of higher average gas prices in the first six months of 2008 compared to the first six months of 2007.
Costs and Expenses
Production expense increased from $12.3 million in the first six months of 2007 to $13.0 million in the first six months of 2008. The average production cost increased from $1.57 per Mcfe in the first six months of 2007 to $1.71 per Mcfe in the first six months of 2008. The increase in production expense was primarily due to increases in gas processing fees in Michigan and oilfield service costs. The increased in cost per Mcfe was due to cost increases and decreased production volumes.

Production taxes increased $403,000 from $1.2 million in the first six months of 2007 to $1.6 million in the first six months of 2008. Average per unit production taxes increased from $0.15 per Mcfe in the first six months of 2007 to $0.21 per Mcfe in the first six months of 2008. The increased production taxes are primarily due to higher oil and gas prices in the first six months of 2008 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses increased from $4.5 million in the first six months of 2007 to $5.4 million in the first six months of 2008, primarily due to a $854,000 increase in gas marketing expenses as a result of higher average gas prices in the first six months of 2008 compared to the first six months of 2007.
Exploration expense decreased $469,000 from $1.0 million in the first six months of 2007 to $559,000 in the first six months of 2008. This decrease in exploration expense is primarily due to the non-cash write off of costs related to undeveloped leases that expired in the first quarter of 2007.
Impairment of oil and gas properties was $2.0 million in the first six months of 2008 due to the impairment of properties in the Utica Shale formation in Ohio. There was no impairment of oil and gas properties in the first six months of 2007.
General and administrative expense increased from $3.9 million in the first six months of 2007 to $4.0 million in the first six months of 2008 primarily due to an increase in third party fees.
Depreciation, depletion and amortization decreased by $654,000 from $18.0 million in the first six months of 2007 to $17.4 million in the first six months of 2008. This decrease was primarily due to a $607,000 decrease in depletion expense due to the lower oil and gas sales volumes. Depletion per Mcfe was $2.27 per Mcfe in the first six months of 2007 and $2.26 in the first six months of 2008.
Derivative fair value loss was $46.1 million in the first six months of 2007 compared to $145.2 million in the first six months of 2008. The derivative fair value loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.
Interest expense decreased $177,000 from $11.8 million in the first six months of 2007 to $11.7 million in the first six months of 2008. This decrease in interest expense was due to lower blended interest rates, which were partially offset by the amortization of the fair value adjustments from purchase accounting on the Senior Secured Notes.
Income tax benefit increased from a benefit of $13.7 million for the first six months of 2007 to a benefit of $46.1 million for the first six months of 2008. The increase is primarily related to a increase in loss before taxes.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash in the six-month period ended June 30, 2008 have been funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, derivative settlements and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
Our operating activities provided cash flows of $45.1 million during the first six months of 2008 compared to $35.4 million in the first six months of 2007. The increase was primarily due to an increase in cash received for oil and gas revenues (net of hedging) which was partially offset by a decrease in working capital items of $9.3 million.

Our investing activities used cash flows of $9.4 million during the first six months of 2008 compared to $11.3 million used in the first six months of 2007. The decrease is due an increase in cash received for property and equipment disposals of $3.0 million which was offset by an increase in capital expenditures of $795,000.
Cash flows used in financing activities increased $15.0 million in the first six months of 2008 primarily due to an increase of $17.3 million in derivative settlements and a decrease in proceeds from the revolving line of credit of $4.5 million which was offset by a decrease in dividends paid of $6.8 million.
Our current ratio at June 30, 2008 was 0.72 to 1. During the first six months of 2008, working capital decreased $20.0 million from a deficit of $14.2 million at December 31, 2007 to a deficit of $34.2 million at June 30, 2008. The decrease in working capital was primarily due to an increase of $51.0 million in the current liability related to the fair value of derivatives and an increase in accrued expenses of $4.8 million, which were partially offset by a $20.2 million increase in the current deferred tax asset, a $11.1 million increase in accounts receivable and a $4.0 million increase in cash.
Capital Expenditures
During the first six months of 2008, we spent approximately $13.4 million on our drilling activities and other capital expenditures. In the first six months of 2008, we drilled 52 gross (42.0 net) development wells and 2 gross (2.0 net) exploratory wells, all of which were completed as producing wells in the target formation.
We currently expect to spend approximately $38 million during 2008 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand and available operating cash flow. At June 30, 2008, we had cash of $20.1 million and approximately $12.6 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
At June 30, 2008, we had an Amended Credit Agreement comprised of a five-year $350 million revolving facility with a borrowing base of $113.4 million, of which $99.9 million was outstanding at June 30, 2008. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate or an adjusted federal funds rate, plus an applicable margin ranging from 0% to 0.625% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 1.125% to 2.125% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
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

At June 30, 2008, the interest rate under our base rate option was 5.375%. Under our one-month LIBOR option, the rate was 4.365%. At June 30, 2008, we had $40.9 million of outstanding letters of credit. At June 30, 2008, there was $99.9 million outstanding under the revolving credit agreement. We had $12.6 million of borrowing capacity under our revolving facility available for general corporate purposes.
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
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative instruments	$(349,314)	$—	$(349,314)	$—

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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Among other risks, we are exposed to interest rate and commodity price risks.
The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At June 30, 2008, we had interest rate swaps in place covering $80 million of our outstanding balance on the revolving credit agreement. The fair value of these interest rate swaps was an unrealized loss of $861,000 at June 30, 2008. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the first six months of 2008 would be approximately $100,000. This sensitivity analysis is based on our financial structure at June 30, 2008.
The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At June 30, 2008, we had derivatives covering a portion of our oil and gas production from 2008 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $3.0 million in the first six months of 2007 and a net pre-tax loss of $5.2 million in the first six months of 2008 on our qualified hedging activities.
Our oil and gas derivatives no longer qualify for cash flow hedge accounting. Therefore, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $1.00 per Mcf, our gas sales revenues for the first six months of 2008 would decrease by approximately $6.6 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues for the first six months of 2008 would decrease by approximately $1.7 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas for the first six months of 2008 by approximately $2.2 million after considering the effects of the derivative contracts in place as of June 30, 2008. This sensitivity analysis is based on our first six months 2008 oil and gas sales volumes.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2008, which has not changed since June 30, 2008:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
September 30, 2008	2,532	4.44	52	29.86	—	—
December 31, 2008	2,532	4.59	52	29.68	—	—

	5,064	$4.52	104	$29.77	—	$—

Year Ending
December 31, 2009	9,529	4.43	191	29.34	3,650	0.345
December 31, 2010	8,938	4.28	175	28.86	3,650	0.325
December 31, 2011	8,231	4.19	157	28.77	3,285	0.325
December 31, 2012	7,005	4.09	138	28.70	—	—
December 31, 2013	6,528	4.04	127	28.70	—	—
The fair value of our oil and gas swaps was a net liability of approximately $348.5 million as of June 30, 2008.
At June 30, 2008, we had interest rate swaps in place for $80 million of our outstanding debt under our revolving credit facility that mature between September 16, 2008 and September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.285% on $40 million and 5.160% on $40 million through September 16, 2008 and 4.07% on $80 million from September 2008 through September 2010, plus the applicable margin. The fair value of these interest rate swaps was an unrealized loss of $861,000 at June 30, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of June 30, 2008 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

BELDEN & BLAKE CORPORATION
Date: August 11, 2008	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ James M. Vanderhider
James M. Vanderhider, President,
Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.