Form 10-Q
period 2009-03-31
BELDEN & BLAKE CORP /OH/
filed 2009-05-14
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smallere porting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$24,561	$22,816
Accounts receivable (less accumulated provision for doubtful accounts: March 31, 2009 — $347; December 31, 2008 — $312)	11,846	19,244
Inventories	878	1,004
Deferred income taxes	2,758	7,946
Other current assets	236	332
Fair value of derivatives	2,683	430

Total current assets	42,962	51,772

Property and equipment, at cost
Oil and gas properties (successful efforts method)	737,784	735,398
Gas gathering systems	1,413	1,413
Land, buildings, machinery and equipment	2,838	2,836

	742,035	739,647
Less accumulated depreciation, depletion and amortization	133,506	124,175

Property and equipment, net	608,529	615,472
Fair value of derivatives	1,507	868
Other assets	1,343	1,352

	$654,341	$669,464

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$2,180	$3,570
Accrued expenses	14,433	19,251
Current portion of long-term liabilities	25,231	25,237
Fair value of derivatives	9,656	20,520

Total current liabilities	51,500	68,578

Long-term liabilities
Bank and other long-term debt	74,936	74,938
Senior secured notes	163,056	163,302
Subordinated promissory note — related party	28,303	27,623
Asset retirement obligations and other long-term liabilities	24,035	23,863
Fair value of derivatives	82,041	101,570
Deferred income taxes	138,168	133,039

Total long-term liabilities	510,539	524,335

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	122,500	122,500
Accumulated deficit	(19,512)	(32,754)
Accumulated other comprehensive loss	(10,686)	(13,195)

Total shareholder’s equity	92,302	76,551

	$654,341	$669,464

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Revenues
Oil and gas sales	$15,016	$31,368
Gas gathering and marketing	1,920	2,850
Other	174	89

	17,110	34,307

Expenses
Production expense	6,230	6,485
Production taxes	322	672
Gas gathering and marketing	1,686	2,338
Exploration expense	1,525	192
General and administrative expense	2,180	1,960
Depreciation, depletion and amortization	9,375	9,005
Accretion expense	331	339
Derivative fair value (gain) loss	(31,227)	26,822

	(9,578)	47,813

Operating income (loss)	26,688	(13,506)

Other (income) expense
Interest expense	4,817	5,846
Other income, net	(67)	(126)

	4,750	5,720

Income (loss) before income taxes	21,938	(19,226)
Provision (benefit) from income taxes	8,696	(7,592)

Net income (loss)	$13,242	$(11,634)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$13,242	$(11,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,375	9,005
Accretion expense	331	339
Amortization of derivatives and other noncash hedging activities	(28,155)	31,238
Exploration expense	625	192
Deferred income taxes	8,696	(7,592)
Other non-cash items	1,373	(107)
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other operating assets	7,494	(4,823)
Inventories	82	60
Accounts payable and accrued expenses	(6,433)	(4,646)

Net cash provided by operating activities	6,630	12,032

Cash flows from investing activities:
Proceeds from property and equipment disposals	746	1,821
Exploration expense	(625)	(192)
Additions to property and equipment	(3,838)	(6,020)
(Decrease) increase in other assets	(97)	78

Net cash used in investing activities	(3,814)	(4,313)

Cash flows from financing activities:
Repayment of long-term debt and other obligations	(71)	(2)
Settlement of derivative liabilities recorded in purchase accounting	(1,000)	(10,955)

Net cash used in financing activities	(1,071)	(10,957)

Net increase (decrease) in cash and cash equivalents	1,745	(3,238)
Cash and cash equivalents at beginning of period	22,816	16,014

Cash and cash equivalents at end of period	$24,561	$12,776

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(1) Basis of Presentation
Unless the context requires otherwise or unless otherwise noted, when we use the terms “Belden & Blake,” “we,” “us,” “our” or the “Company,” we are referring to Belden & Blake Corporation and its predecessors. On August 16, 2005, the former partners of the direct parent of Belden & Blake Corporation, Capital C Energy Operations, L.P., a Delaware limited partnership (“Capital C”), completed the sale of all of the partnership interests in Capital C to certain institutional funds managed by EnerVest, Ltd. (“EnerVest”), a Houston-based privately held oil and gas operator and institutional funds manager.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Derivatives and Hedging
Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.
From time to time, we may enter into a combination of futures contracts, derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At March 31, 2009, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps which were placed with major financial institutions that we believe are a minimal credit risk. All of our derivative instruments are currently accounted for as non-qualifying derivative contracts. The changes in fair value of non-qualifying derivative contracts are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss.
During the first quarters of 2009 and 2008, net losses of $4.1 million ($2.5 million after tax) and $4.6 million ($2.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The value of open hedges in accumulated other comprehensive income decreased $4.1 million ($2.5 million after tax) in the first quarter of 2009 and decreased $4.6 million ($2.8 million after tax) in the first quarter of 2008. At March 31, 2009, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $4.3 million after tax. At March 31, 2009, we have partially hedged our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under derivative contracts (including settled derivative contracts) at March 31, 2009:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
June 30, 2009	2,382	$4.25	48	$29.42	2,093	$0.337
September 30, 2009	2,382	4.28	48	29.24	2,116	0.337
December 31, 2009	2,382	4.47	48	29.09	2,116	0.337

	7,146	$4.33	144	$29.25	6,325	$0.337

Year Ending
December 31, 2010	8,938	$4.28	175	$28.86	7,666	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At March 31, 2009, we had interest rate swaps in place covering $80 million of our outstanding debt under the revolving credit facility that mature on September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.07% plus the applicable margin.
At March 31, 2009 , the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Oil and natural gas commodity contracts	$4,190	$1,298	$(88,435)	$(118,547)

Interest rate swaps	—	—	(3,262)	(3,543)

Total fair value	$4,190	$1,298	$(91,697)	$(122,090)

Location of derivatives on our consolidated balance sheet:

Derivative asset	$2,683	$430	$—	$—
Long–term derivative asset	1,507	868	—	—
Derivative liability	—	—	(9,656)	(20,520)
Long–term derivative liability	—	—	(82,041)	(101,570)

	$4,190	$1,298	$(91,697)	$(122,090)

The following table presents the impact of derivatives and their location within the statement of operations:

	Three Months Ended
	March 31,
	2009	2008
The following amounts are recorded in Oil and gas sales:
Unrealized gains (losses):
Oil and natural gas commodity contracts	$(4,079)	$(4,358)

The following amounts are recorded in Interest expense:
Realized (gains) losses:
Interest rate swaps	$—	$197

The following are recorded in Derivative fair value (gain) loss:
Unrealized (gains) losses:
Oil and natural gas commodity contracts	$(33,003)	$14,390
Interest rate swaps	(281)	1,477

Total	(33,284)	15,867

Realized (gains) losses:
Oil and natural gas commodity contracts	1,334	10,955
Interest rate swaps	723	—

Total	2,057	10,955

Derivative fair value (gain) loss	$(31,227)	$26,822

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
(4) Supplemental Disclosure of Cash Flow Information

	Three months ended	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Cash paid during the period for:
Interest	$7,776	$9,433
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	1,952	2,771
Interest paid in-kind on subordinated promissory note	679	—
(5) Contingencies
We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

(6) Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2009 and 2008.

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Comprehensive income (loss):
Net income (loss)	$13,242	$(11,634)
Other comprehensive income (loss), net of tax:
Unrealized gain in derivative fair value	—	(402)
Reclassification adjustment for derivative (loss) gain reclassified into earnings	2,509	2,795

Change in accumulated other comprehensive income (loss)	2,509	2,393

	$15,751	$(9,241)

(7) Related Party Transactions
We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). In the first quarter of 2009, we recorded expenses of approximately $1.7 million for operating overhead fees, $1.6 million for field labor, vehicles and district office expense, $16,000 for drilling overhead fees and $520,000 for drilling labor costs related to this agreement. We recorded expenses of approximately $1.5 million for operating overhead fees, $1.8 million for field labor, vehicles and district office expense, $56,000 for drilling overhead fees and $145,000 for drilling labor costs in the first quarter of 2008 related to this agreement. We have a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at March 31, 2009 was $28.3 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We made a cash interest payment of $655,000 in the first quarter of 2008 to Capital C and borrowed an additional $679,000 against the note for the interest payment in the first quarter of 2009.
As of March 31, 2009, we owed EnerVest Operating $841,000 and EnerVest owed us $126,000.
(8) New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009, and there was no impact on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 on January 1, 2009, and there was no impact on our condensed consolidated financial statements.

(9) Fair Value Measurements
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
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative instruments	$(87,507)	$—	$(87,507)	$—
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

(10) Asset Retirement Obligations
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

Balance as of December 31, 2008	$23,885
Accretion expense	331
Liabilities incurred	6
Liabilities settled	(99)
Revisions in estimated cash flows	—

Balance as of March 31, 2009	$24,123

As of March 31, 2009 and December 31, 2008, $223,000 and $229,000, respectively, of our ARO is classified as current.
(11) Long-Term Debt and Subsequent Event
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
Effective April 9, 2009, the we entered into the Fourth Amendment, Waiver and Agreement related to the Amended Credit Agreement. The agreement was entered into to provide for certain waivers and modifications to the debt terms and covenants. This amendment was a direct result of the determination as of December 31, 2008, that we would not maintain compliance with certain financial covenants during 2009 and 2010. Accordingly, on April 9, 2009, our bank group waived the leverage ratio for the quarters ended March 31, 2009 and June 30, 2009 and amended the Amended Credit Agreement to increase the maximum leverage ratio to 5.375 : 1.0 through December 31, 2009, 5.25 : 1.0 at March 31, 2010 and 5.0 : 1.0 at June 30, 2010. The bank group also waived the interest coverage ratio as of June 30, 2009 and amended the Amended Credit Agreement to reduce our minimum interest coverage ratio to 2.0 : 1.0 through March 31, 2010 and 2.25 : 1.0 at June 30, 2010. Additionally, Capital C, our parent, has committed to the Company to provide financial support. Taking into consideration the amended financial covenants and the financial support from Capital C, we have projected that we will maintain compliance with such amended covenants for the next 12 months.
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
At March 31, 2009, we were in compliance with our covenants under the Amended Credit Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2008, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
Current market conditions also elevate concerns about cash and cash equivalent investments, which at March 31, 2009 totaled $24.6 million. We have reviewed the creditworthiness of the banks and financial institutions with which we maintain investments, each of whom we believe to be creditworthy, as well as the securities underlying these investments.

We have reviewed the creditworthiness and believe our hedge counterpaties to be strong and creditworthy. However, current disruptions occurring in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the hedging contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.
Additionally, oil and gas prices are also volatile as evidenced by the significant decline during 2008 and 2009. Continued lower commodity prices will reduce the Company’s cash flows from operations.
Results of Operations
The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated. The average prices shown in the table include the effects of our qualified effective hedging activities.

	Three months ended
	March 31,
	2009	2008
Production
Gas (Mmcf)	3,177	3,311
Oil (Mbbls)	82	83
Total production (Mmcfe)	3,671	3,808

Average price (1)
Gas (per Mcf)	$3.71	$7.16
Oil (per Bbl)	39.20	92.56
Mcfe	4.09	8.24
Average costs (per Mcfe)
Production expense	$1.70	$1.70
Production taxes	0.09	0.18
Depletion	2.53	2.34

(1)	The average prices presented above include non-cash amounts related to derivative contracts. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended
	March 31,
	2009	2008
Gas (per Mcf)	$5.00	$8.48
Oil (per Bbl)	39.20	92.56
Mcfe	5.20	9.38
First Quarters of 2009 and 2008 Compared
Revenues
Net operating revenues decreased from $34.3 million in the first quarter of 2008 to $17.1 million in the first quarter of 2009. The decrease was primarily due to lower oil and gas sales revenues of $16.4 million.

Gas volumes sold decreased approximately 134,000 Mcf (4%) from 3.3 Bcf in the first quarter of 2008 to 3.2 Bcf in the first quarter of 2009 resulting in a decrease in gas sales revenues of approximately $960,000. Oil volumes sold decreased approximately 1,000 Bbls (1%) from 83,000 Bbls in the first quarter of 2008 to 82,000 Bbls in the first quarter of 2009 resulting in a decrease in oil sales revenues of approximately $50,000. The lower gas and oil volumes were primarily due to normal production declines of base wells in 2009, which were partially offset by production from new wells drilled in 2008.
The average price realized for our natural gas decreased $3.45 per Mcf from $7.16 in the first quarter of 2008 to $3.71 per Mcf in the first quarter of 2009, which decreased gas sales revenues by approximately $11.0 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $4.1 million ($1.29 per Mcf) in the first quarter of 2009 and lower by $4.4 million ($1.32 per Mcf) in the first quarter of 2008 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $92.56 per Bbl in the first quarter of 2008 to $39.20 per Bbl in the first quarter of 2009, which decreased oil sales revenues by approximately $4.4 million.
Gas gathering and marketing revenues decreased approximately $930,000 due to a $688,000 decrease in gas marketing revenues and a $242,000 decrease in gas gathering revenues. The lower gas gathering and marketing revenues were primarily due to lower gas prices in the first quarter of 2009 compared to the first quarter of 2008.
Costs and Expenses
Production expense decreased from $6.5 million in the first quarter of 2008 to $6.2 million in the first quarter of 2009. The average production cost was $1.70 per Mcfe in the first quarter of 2008 and 2009. Production expenses were lower in the first quarter of 2009 primarily due to a decrease in well maintenance, employee expenses and gas processing fees, which were partially offset by an increase in gas compression fees.
Production taxes decreased $350,000 from $672,000 in the first quarter of 2008 to $322,000 in the first quarter of 2009. Average per unit production taxes decreased from $0.18 per Mcfe in the first quarter of 2008 to $0.09 per Mcfe in the first quarter of 2009. The decreased production taxes are primarily due to lower oil and gas prices in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
Exploration expense increased $1.3 million from $192,000 in the first quarter of 2008 to $1.5 million in the first quarter of 2009. This increase was primarily due to noncash write-off of costs related to expired undeveloped leases.
General and administrative expense increased $220,000 from $2.0 million in the first quarter of 2008 to $2.2 million in the first quarter of 2009. This increase was primarily due to an increase in the allowance for doubtful accounts in the first quarter of 2009.
Depreciation, depletion and amortization increased by $370,000 from $9.0 million in the first quarter of 2008 to $9.4 million in the first quarter of 2009. This increase was primarily due to an increase in depletion expense. Depletion expense increased $370,000 (4%) from $8.9 million in the first quarter of 2008 to $9.3 million in the first quarter of 2009 primarily due to an increase in the depletion rate. Depletion per Mcfe increased from $2.34 per Mcfe in the first quarter of 2008 to $2.53 per Mcfe in the first quarter of 2009. The increase was primarily due to a decrease in oil and gas reserves as of December 31, 2008.

Derivative fair value (gain) loss was a loss of $26.8 million in the first quarter of 2008 compared to a gain of $31.2 million in the first quarter of 2009 due to the fluctuation in oil and gas prices in the first quarter of 2008 and 2009. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges and the cash settlements on those hedges.
Interest expense decreased $1.0 million from $5.8 million in the first quarter of 2008 to $4.8 million in the first quarter of 2009. This decrease was due to lower blended interest rates.
Income tax provision (benefit) increased from a benefit of $7.6 million in the first quarter of 2008 to a provision of $8.7 million in the first quarter of 2009. The increase was primarily due to an increase in income before income taxes. The increase in income before income taxes was primarily due to an increase in derivative fair value (gain) loss.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash in the first quarter of 2009 were funds generated from operations. Funds used during this period were primarily used for operations, development expenditures and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
Our operating activities provided cash flows of $6.6 million during the first quarter of 2009 compared to $12.0 million in the first quarter of 2008. The decrease was primarily due to lower cash received for oil and gas sales revenues (net of hedging) partially offset by changes in working capital items of $10.6 million.
Cash flows used in investing activities were $3.8 million in the first quarter of 2009 compared to $4.3 million in the first quarter of 2008. The decrease was primarily due to a decrease in additions to property and equipment of $2.2 million partially offset by a decrease in the proceeds from property and equipment disposals of $1.1 million.
Cash flows used in financing activities decreased in the first quarter of 2009 primarily due to a $10.0 million decrease in the settlement of derivative liabilities.
Our current ratio at March 31, 2009 was 0.83 to 1. During the first quarter of 2009, the working capital increased $8.3 million from a deficit of $16.8 million at December 31, 2008 to a deficit of $8.5 million at March 31, 2009. The increase was primarily due to a decrease in the current liability related to the fair value of derivatives of $10.9 million, a decrease in accrued expenses of $4.8 million, an increase in cash of $1.7 million, a decrease in accounts payable of $1.4 million, and an increase in the current asset related to the fair value of derivatives of $2.2 million which was partially offset by a decrease in accounts receivable of $7.4 million and a decrease in the deferred tax asset of $5.2 million.
Capital Expenditures
During the first quarter of 2009, we spent approximately $3.8 million on our drilling activities and other capital expenditures. In the first quarter of 2009, we drilled 2 gross (1.3 net) wells, which were both completed as producers in the target formation.
We currently expect to spend approximately $15.0 million during 2009 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand and available operating cash flow. At March 31, 2009, we had cash of $24.6 million. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.

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
Effective April 9, 2009, the we entered into the Fourth Amendment, Waiver and Agreement related to the Amended Credit Agreement. The agreement was entered into to provide for certain waivers and modifications to the debt terms and covenants. This amendment was a direct result of the determination as of December 31, 2008, that we would not maintain compliance with certain financial covenants during 2009 and 2010. Accordingly, on April 9, 2009, our bank group waived the leverage ratio for the quarters ended March 31, 2009 and June 30, 2009 and amended the Amended Credit Agreement to increase the maximum leverage ratio to 5.375 : 1.0 through December 31, 2009, 5.25 : 1.0 at March 31, 2010 and 5.0 : 1.0 at June 30, 2010. The bank group also waived the interest coverage ratio as of June 30, 2009 and amended the Amended Credit Agreement to reduce our minimum interest coverage ratio to 2.0 : 1.0 through March 31, 2010 and 2.25 : 1.0 at June 30, 2010. Additionally, Capital C, our parent, has committed to the Company to provide financial support. Taking into consideration the amended financial covenants and the financial support from Capital C, we have projected that we will maintain compliance with such amended covenants for the next 12 months.
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
At March 31, 2009, we were in compliance with our covenants under the Amended Credit Agreement.
At March 31, 2009, we had $41.1 million of outstanding letters of credit and there was $99.9 million outstanding under the revolving credit agreement. As of April 9, 2009, following the amendment of the credit agreement, we had $94.9 million outstanding under the revolving credit agreement and $4.0 million of borrowing capacity available for general corporate purposes.

In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to the Fourth Amendment to our credit agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009, and there was no impact on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 on January 1, 2009, and there was no impact on our condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Among other risks, we are exposed to interest rate and commodity price risks.
The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At March 31, 2009, we had an interest rate swap in place covering $80 million of our outstanding balance on the revolving credit agreement. The fair value of these interest rate swaps was a liability of $3.3 million at March 31, 2009. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the quarter would be approximately $50,000. This sensitivity analysis is based on our financial structure at March 31, 2009.

The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At March 31, 2009, we had derivatives covering a portion of our oil and gas production from 2009 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $4.4 million in the first three months of 2008 and a net pre-tax loss of $4.1 million in the first three months of 2009 on our qualified hedging activities.
If gas prices decreased $1.00 per Mcf, our gas sales revenues for the quarter would decrease by approximately $3.2 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues for the quarter would decrease by approximately $795,000. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas for the quarter by approximately $1.1 million after considering the effects of the derivative contracts in place as of March 31, 2009. This sensitivity analysis is based on our first quarter 2009 oil and gas sales volumes.
The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at April 30, 2009:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
June 30, 2009	2,382	$4.25	48	$29.42	2,093	$0.337
September 30, 2009	2,382	4.28	48	29.24	2,116	0.337
December 31, 2009	2,382	4.47	48	29.09	2,116	0.337

	7,146	$4.33	144	$29.25	6,325	$0.337

Year Ending
December 31, 2010	8,938	$4.28	175	$28.86	7,666	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
The fair value of our oil and gas swaps was a net liability of approximately $84.2 million as of March 31, 2009.
At March 31, 2009, we had interest rate swaps in place covering $80 million of our outstanding debt under the revolving credit facility that mature on September 30, 2010. The swaps provide 1-month LIBOR fixed rates at 4.07% plus the applicable margin. At March 31, 2009, the fair value of the interest rate swaps was a net liability of $3.3 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of March 31, 2009 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in several lawsuits arising in the ordinary course of business. We believe that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.
Item 1A. Risk Factors.
As of the date of this filing, there have been no significant changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
None.

Item 6. Exhibits.
(a) Exhibits
The exhibits listed below are filed or furnished as part of this report:

10.1
Fourth Amendment, Waiver and Agreement to the First Amended and Restated Credit and Guaranty Agreement dated as of August 16, 2005 (incorporated by reference from Exhibit 10.9 to our annual report on Form 10-K for the year ended December 31, 2008).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION
Date: May 13, 2009	By:	/s/ Mark A. Houser
Mark A. Houser
Chief Executive Officer, Chairman of the Board of Directors and Director

Date: May 13, 2009	By:	/s/ James M. Vanderhider
James M. Vanderhider
President, Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.