Form 10-Q
period 2009-06-30
BELDEN & BLAKE CORP /OH/
filed 2009-08-13
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
As of July 31, 2009, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$14,156	$22,816
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2009- $365; December 31, 2008 — $312)	11,702	19,244
Inventories	885	1,004
Deferred income taxes	5,362	7,946
Assets held for sale	16,657	—
Other current assets	127	332
Derivative asset	2,121	430

Total current assets	51,010	51,772

Property and equipment, at cost
Oil and gas properties (successful efforts method)	687,715	735,398
Gas gathering systems	1,413	1,413
Land, buildings, machinery and equipment	2,562	2,836

	691,690	739,647
Less accumulated depreciation, depletion and amortization	133,594	124,175

Property and equipment, net	558,096	615,472
Long-term derivative asset	1,326	868
Other assets	1,398	1,352

	$611,830	$669,464

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$2,600	$3,570
Accrued expenses	16,385	19,251
Current portion of long-term liabilities	10,232	25,237
Derivative liability	15,678	20,520

Total current liabilities	44,895	68,578

Long-term liabilities
Bank and other long-term debt	74,934	74,938
Senior secured notes	162,805	163,302
Subordinated promissory note — related party	29,006	27,623
Asset retirement obligations and other long-term liabilities	24,375	23,863
Long-term derivative liability	85,776	101,570
Deferred income taxes	123,739	133,039

Total long-term liabilities	500,635	524,335

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	122,500	122,500
Retained earnings	(45,878)	(32,754)
Accumulated other comprehensive loss	(10,322)	(13,195)

Total shareholder’s equity	66,300	76,551

	$611,830	$669,464

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Oil and gas sales	$15,846	$46,558	$30,862	$77,926
Gas gathering and marketing	1,326	3,528	3,246	6,378
Other	195	216	369	305

	17,367	50,302	34,477	84,609

Expenses
Production expense	4,989	6,493	11,219	12,978
Production taxes	231	924	553	1,596
Gas gathering and marketing	1,263	3,064	2,949	5,402
Exploration expense	790	367	2,315	559
Impairment of oil and gas properties	25,230	2,011	25,230	2,011
General and administrative expense	2,114	2,055	4,294	4,015
Depreciation, depletion and amortization	9,973	8,354	19,348	17,359
Accretion expense	339	349	670	688
Derivative fair value loss (gain)	10,804	118,404	(20,423)	145,226

	55,733	142,021	46,155	189,834

Operating loss	(38,366)	(91,719)	(11,678)	(105,225)

Other (income) expense
Interest expense	5,315	5,812	10,132	11,658
Other income, net	(33)	(104)	(100)	(230)

Loss before income taxes	(43,648)	(97,427)	(21,710)	(116,653)
Benefit from income taxes	(17,282)	(38,520)	(8,586)	(46,112)

Net loss	$(26,366)	$(58,907)	$(13,124)	$(70,541)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(13,124)	$(70,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,348	17,359
Accretion expense	670	688
Amortization of derivatives and other non-cash hedging activities	(17,740)	149,807
Exploration expense	1,345	559
Deferred income taxes	(8,586)	(46,112)
Impairment of oil and gas properties	25,230	2,011
Other non-cash items	2,144	(233)
Change in operating assets and liabilities
Accounts receivable and other current assets	7,747	(10,946)
Inventories	60	107
Accounts payable and accrued expenses	(2,629)	2,371

Net cash provided by operating activities	14,465	45,070

Cash flows from investing activities:
Additions to property and equipment	(6,743)	(11,998)
Proceeds from property and equipment disposals	746	3,049
Exploration expense	(1,345)	(559)
(Increase) decrease in other assets	(57)	78

Net cash used in investing activities	(7,399)	(9,430)

Cash flows from financing activities:
Repayment of long-term debt and other obligations	(15,074)	(5)
Debt financing costs	(350)	—
Settlement of derivative liabilities recorded in purchase accounting	(302)	(31,593)

Net cash used in financing activities	(15,726)	(31,598)

Net (decrease) increase in cash and cash equivalents	(8,660)	4,042
Cash and cash equivalents at beginning of period	22,816	16,014

Cash and cash equivalents at end of period	$14,156	$20,056

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Derivatives and Hedging
Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.
From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas, crude oil or interest rate price volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At June 30, 2009, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps which were placed with major financial institutions that we believe are a minimal credit risk. All of our derivative instruments are currently accounted for as non-qualifying derivative contracts. The changes in fair value of non-qualifying derivative contracts are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss.
We have derivative contracts that qualified for hedge accounting treatment in prior periods. As a result, balances remain in accumulated other comprehensive income relative to these contracts. During the second quarter of 2009 and 2008, net losses of $700,000 ($400,000 after tax) and $1.3 million ($700,000 after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The value of open hedges in accumulated other comprehensive income decreased $600,000 ($300,000 after tax) in the second quarter of 2009 and decreased $600,000 ($300,000 after tax) in the second quarter of 2008. During the first six months of 2009 and 2008, net losses of $4.8 million ($2.9 million after tax) and $5.9 million ($3.5 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The value of open hedges in accumulated other comprehensive income decreased $4.7 million ($2.8 million after tax) in the first six months of 2009 and decreased $5.2 million ($3.1 million after tax) in the first six months of 2008. At June 30, 2009, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $4.2 million after tax. At June 30, 2009, we have partially hedged our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivative contracts (including settled derivative contracts) at June 30, 2009:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
September 30, 2009	2,382	4.28	48	29.24	2,116	0.337
December 31, 2009	2,382	4.47	48	29.09	2,116	0.337

	4,764	$4.38	96	$29.17	4,232	$0.337

Year Ending
December 31, 2010	8,938	$4.28	175	$28.86	7,665	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At June 30, 2009, we had interest rate swaps in place covering $80 million of our outstanding debt under the revolving credit facility. As of June 30, 2009, the swaps provided 1-month LIBOR fixed rates at 4.07% plus the applicable margin. On July 10, 2009, we amended the existing swaps to cover $65 million of our outstanding debt through December 31, 2009 and $50 million of our outstanding debt through September 30, 2011. The amended swaps provide 1-month LIBOR fixed rates of 4.1525%, plus the applicable margin.
At June 30, 2009, the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Oil and natural gas commodity contracts	$3,447	$1,298	$(98,482)	$(118,547)

Interest rate swaps	—	—	(2,972)	(3,543)

Total fair value	$3,447	$1,298	$(101,454)	$(122,090)

Location of derivatives in our consolidated balance sheets:

Derivative asset	$2,121	$430	$—	$—
Long-term derivative asset	1,326	868	—	—
Derivative liability	—	—	(15,678)	(20,520)
Long-term derivative liability	—	—	(85,776)	(101,570)

	$3,447	$1,298	$(101,454)	$(122,090)

The net amount due under these derivative contracts may become due and payable if our Amended Credit Agreement or our senior secured notes become due and payable due to an event of default.

The following table presents the impact of derivatives and their location within the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
The following amounts are recorded in Oil and gas sales:
Unrealized losses:
Oil and natural gas commodity contracts	$(603)	$(819)	$(4,682)	$(5,177)

The following amounts are recorded in Interest expense:
Realized losses:
Interest rate swaps	$—	$420	$—	$618

The following are recorded in Derivative fair value loss (gain):
Unrealized (gains) losses:
Oil and natural gas commodity contracts	$10,790	$98,684	$(22,213)	$113,074
Interest rate swaps	(290)	(1,557)	(571)	(80)

Total	10,500	97,127	(22,784)	112,994

Realized (gains) losses:
Oil and natural gas commodity contracts	(442)	21,277	892	32,232
Interest rate swaps	746	—	1,469	—

Total	304	21,277	2,361	32,232

Derivative fair value loss (gain)	$10,804	$118,404	$(20,423)	$145,226

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
(4) Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, long-term debt and derivatives. Our derivatives are recorded at fair value (see Notes 2 and 11). The carrying amount of our other financial instruments other than debt approximates fair value because of the short-term nature of the items. The carrying value of our debt approximates fair value because the facility’s interest rate approximates current market rates.
(5) Supplemental Disclosure of Cash Flow Information

	Six months ended	Six months ended
(in thousands)	June 30, 2009	June 30, 2008
Cash paid during the period for:
Interest	$8,951	$11,865
Income taxes	—	—
Non-cash investing and financing activities:
Accrued additions to property and equipment	520	2,935
Non-cash additions to debt	(1,383)	(15)

(6) Contingencies
We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.
(7) Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2009 and 2008.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Comprehensive income (loss):
Net loss	$(26,366)	$(58,907)	$(13,124)	$(70,541)
Other comprehensive income (loss), net of tax:
Unrealized gain in derivative fair value	—	(11)	—	391
Reclassification adjustment for derivative (loss) gain reclassified into earnings	(364)	(748)	(2,873)	(3,543)

Change in accumulated other comprehensive (loss) income	(364)	(759)	(2,873)	(3,152)

	$(26,730)	$(59,666)	$(15,997)	$(73,693)

(8) Related Party Transactions
We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). In the second quarter of 2009, we recorded costs of approximately $1.6 million (as general and administrative expense) for operating overhead fees, $1.4 million (as production expense) for field labor, vehicles and district office expense, $11,000 (capitalized) for drilling overhead fees and $225,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $1.7 million for operating overhead fees, $1.6 million for field labor, vehicles and district office expense, $67,000 for drilling overhead fees and $196,000 for drilling labor costs in the second quarter of 2008 related to this agreement. In the first six months of 2009, we recorded costs of approximately $3.3 million (as general and administrative expense) for operating overhead fees, $3.0 million (as production expense) for field labor, vehicles and district office expense, $27,000 (capitalized) for drilling overhead fees and $745,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $3.2 million for operating overhead fees, $3.4 million for field labor, vehicles and district office expense, $123,000 for drilling overhead fees and $341,000 for drilling labor costs in the first six months of 2008 related to this agreement.
We have a note in favor of our parent, Capital C in the maximum amount of $94 million. The amount due under the note at June 30, 2009 was $29.0 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We borrowed $1.4 million against the note for interest payments in the first six months of 2009 and made cash payments of $1.3 million in the first six months of 2008 to Capital C.
As of June 30, 2009, we owed EnerVest $763,000 and EnerVest Operating owed us $265,000.
(9) Impairment of Oil and Gas Properties
For the periods ended June 30, 2009 and 2008, we reviewed our oil and gas properties for impairment as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this evaluation, we recorded an impairment of $2.0 million during the second quarter of 2008 to proved properties in the Utica Shale formation in Ohio. In the second quarter of 2009, we recorded an impairment of $25.2 million to our coalbed methane properties in Pennsylvania (see Note 13).

(10) New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the acquisition method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) has not yet impacted our condensed consolidated financial statements; however, our condensed consolidated financial statements will be impacted to the extent we acquire oil and natural gas properties in a purchase business combination in the future.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements of SFAS No. 161 on January 1, 2009 (see Note 2).
In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending on or after December 31, 2009. We will adopt the new disclosure requirements when they become effective.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB -1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim or financial periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in our interim period ending June 30, 2009 (see Note 4).
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or financial periods ending after June 15, 2009. We adopted SFAS No. 165 in our interim period ending June 30, 2009 (see Note 13).
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140, to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for financial years beginning after November 15, 2009. We will adopt SFAS No. 166 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R), to amend the consolidation guidance applicable to variable interest entities. SFAS No. 167 is effective for financial years beginning after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. SFAS No. 168 is effective for interim or financial periods ending after September 15, 2009. We will adopt SFAS No. 168 on October 1, 2009, and we do not expect the adoption for have an impact of our condensed consolidated financial statements.
(11) Fair Value Measurements
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
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative instruments	$(98,007)	$—	$(98,007)	$—
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
Our estimates of fair value have been determined at discreet points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs in the three or six months ended June 30, 2009.

(12) Asset Retirement Obligations
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

Balance as of December 31, 2008	$23,885
Accretion expense	670
Liabilities incurred	6
Liabilities settled	(99)
Revisions in estimated cash flows	—

Balance as of June 30, 2009	$24,462

As of June 30, 2009 and December 31, 2008, $223,000 and $229,000, respectively, of our ARO is classified as current.
(13) Subsequent Event
On July 10, 2009, we sold our coalbed methane properties in Pennsylvania. Proceeds from the sale were $16.7 million. In the second quarter of 2009, we recorded an impairment of $25.2 million on these properties. These assets are recorded as assets held for sale on the June 30, 2009 balance sheet.
We evaluated subsequent events through August 13, 2009, the date of our condensed consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, including current economic and financial market crisis, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2008, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
Current market conditions also elevate concerns about cash and cash equivalent investments, which at June 30, 2009 totaled $14.2 million. We have reviewed the creditworthiness of the banks and financial institutions with which we maintain investments, each of whom we believe to be creditworthy, as well as the securities underlying these investments.
We have reviewed the creditworthiness and believe our hedge counterparties to be strong and creditworthy. However, current disruptions occurring in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the hedging contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Production
Gas (Mmcf)	3,170	3,282	6,347	6,594
Oil (Mbbls)	80	83	163	166
Total production (Mmcfe)	3,652	3,780	7,322	7,588

Average price (1)
Gas (per Mcf)	$3.63	$11.22	$3.67	$9.18
Oil (per Bbl)	54.01	117.08	46.52	104.84
Mcfe	4.34	12.32	4.21	10.27
Average costs (per Mcfe)
Production expense	$1.37	$1.72	$1.53	$1.71
Production taxes	0.06	0.24	0.08	0.21
Depletion	2.70	2.18	2.62	2.26

(1)	The average prices presented above include non-cash amounts related to derivative contracts. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gas (per Mcf)	$3.82	$11.47	$4.41	$9.97
Oil (per Bbl)	54.01	117.08	46.52	104.84
Mcfe	4.50	12.53	4.85	10.95
Results of Operations — Second Quarters of 2009 and 2008 Compared
Revenues
Operating revenues decreased from $50.3 million in the second quarter of 2008 to $17.4 million in the second quarter of 2009. The decrease in operating revenues was due to lower oil and gas sales revenues of $30.7 million and lower gas gathering and marketing revenues of $2.2 million. The decreased oil and gas sales revenues were due to a decrease of $29.1 million related to lower prices for oil and natural gas and a $1.6 million decrease due to lower production volumes.
Gas volumes sold were 3.2 Bcf in the second quarter of 2009, which was a decrease of 112 Mmcf (3%) compared to the second quarter of 2008. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $1.3 million. Oil volumes sold decreased approximately 3,000 Bbls (3%) from 83,000 Bbls in the second quarter of 2008 to 80,000 Bbls in the second quarter of 2009 resulting in a decrease in oil sales revenues of approximately $310,000. The lower oil and gas sales volumes are primarily due to normal production declines which were partially offset by production from new wells drilled and wells reworked during 2008 and 2009.

The average price realized for our natural gas decreased $7.59 per Mcf from $11.22 in the second quarter of 2008 to $3.63 per Mcf in the second quarter of 2009, which reduced gas sales revenues by approximately $24.0 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $603,000 ($0.19 per Mcf) in the second quarter of 2009 and lower by $819,000 ($0.25 per Mcf) in the second quarter of 2008 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $117.08 per Bbl in the second quarter of 2008 to $54.01 per Bbl in the second quarter of 2009, which reduced oil sales revenues by approximately $5.1 million.
Gas gathering and marketing revenues decreased from $3.5 million in the second quarter of 2008 to $1.3 million in the second quarter of 2009. The decrease was due to a $1.9 million decrease in gas marketing revenues and a $345,000 decrease in gas gathering revenues as a result of lower average gas prices in the second quarter of 2009 compared to the second quarter of 2008.
Costs and Expenses
Production expense decreased $1.5 million from $6.5 million in the second quarter of 2008 to $5.0 million in the second quarter of 2009. The average production cost decreased from $1.72 per Mcfe in the second quarter of 2008 to $1.37 per Mcfe in the second quarter of 2009. The decrease in production expense was due to decreases in labor costs, gas processing costs, well work activity and general decreases in third party service costs.
Production taxes decreased $693,000 from $924,000 in the second quarter of 2008 to $231,000 in the second quarter of 2009. Average per unit production taxes decreased from $0.24 per Mcfe in the second quarter of 2008 to $0.06 per Mcfe in the second quarter of 2009. The decreased production taxes were primarily due to lower oil and gas prices in Michigan in the second quarter of 2009 compared to the second quarter of 2008. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses decreased from $3.1 million in the second quarter of 2008 to $1.3 million in the second quarter of 2009. The decrease was primarily due to a $1.9 million decrease in gas marketing expenses as a result of lower average gas prices in the second quarter of 2009 compared to the second quarter of 2008.
Exploration expense increased $423,000 from $367,000 in the second quarter of 2008 to $790,000 in the second quarter of 2009. The increase in exploration expense was primarily due higher lease rental expense and seismic costs related to the evaluation of Knox formation drilling potential on recently acquired acreage in Ohio.
Impairment of oil and gas properties was $2.0 million in the second quarter of 2008 due to the impairment of properties in the Utica Shale formation in Ohio. Impairment of oil and gas properties was $25.2 million in the second quarter of 2009 due to the impairment of coalbed methane properties in Pennsylvania.
General and administrative expense was $2.1 million in both the second quarters of 2008 and 2009.
Depreciation, depletion and amortization increased by $1.6 million from $8.4 million in the second quarter of 2008 to $10.0 million in the second quarter of 2009. This increase was primarily due to a $1.6 million increase in depletion expense. Depletion per Mcfe increased from $2.18 per Mcfe in the second quarter of 2008 to $2.70 per Mcfe in the second quarter of 2009 due primarily to decreased reserves volumes due to lower oil and gas prices at June 30, 2009.
Derivative fair value loss (gain) was a loss of $10.8 million in the second quarter of 2009 compared to a loss of $118.4 million in the second quarter of 2008. The derivative fair value loss (gain) reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.

Interest expense decreased $497,000 from $5.8 million in the second quarter of 2008 to $5.3 million in the second quarter of 2009. This decrease in interest expense was primarily due to lower blended interest rates and lower debt levels.
Income tax expense was a benefit of $17.3 million in the second quarter of 2009 compared to a benefit of $38.5 million in the second quarter of 2008. The decrease was primarily due to a decrease in loss before income taxes. The change in income tax expense in the loss before income taxes was primarily due to the decrease in the derivative fair value loss, which was partially offset by reduced oil and gas sales revenues and an increase in the impairment of oil and gas properties.
Results of Operations — Six Months of 2009 and 2008 Compared
Revenues
Operating revenues decreased from $84.6 million in the first six months of 2008 to $34.5 million in the first six months of 2009. The decrease in operating revenues was due to lower oil and gas sales revenues of $47.1 million and lower gas gathering and marketing revenues of $3.1 million. The decreased oil and gas sales revenues were due to a decrease of $44.5 million related to lower prices for oil and natural gas and a $2.6 million decrease in revenues due to lower production volumes.
Gas volumes sold were 6.3 Bcf in the first six months of 2009, which was a decrease of 247 Mmcf (4%) compared to the first six months of 2008. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.3 million. Oil volumes sold decreased approximately 3,000 Bbls (2%) from 166,000 Bbls in the first six months of 2008 to 163,000 Bbls in the first six months of 2009 resulting in a decrease in oil sales revenues of approximately $330,000. The decrease in oil and gas sales volumes was primarily due to normal production declines, which were partially offset by production from new wells drilled and wells reworked in 2008 and 2009.
The average price realized for our natural gas decreased $5.51 per Mcf from $9.18 in the first six months of 2008 to $3.67 per Mcf in the first six months of 2009, which reduced gas sales revenues by approximately $35.0 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $4.7 million ($0.74 per Mcf) in the first six months of 2009 and lower by $5.2 million ($0.79 per Mcf) in the first six months of 2008 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil decreased from $104.84 per Bbl in the first six months of 2008 to $46.52 per Bbl in the first six months of 2009, which reduced oil sales revenues by approximately $9.5 million.
Gas gathering and marketing revenues decreased from $6.4 million in the first six months of 2008 to $3.2 million in the first six months of 2009 due to a $2.5 million decrease in gas marketing revenues and a $587,000 decrease in gas gathering revenues as a result of lower average gas prices in the first six months of 2009 compared to the first six months of 2008.
Costs and Expenses
Production expense decreased from $13.0 million in the first six months of 2008 to $11.2 million in the first six months of 2009. The average production cost decreased from $1.71 per Mcfe in the first six months of 2008 to $1.53 per Mcfe in the first six months of 2009. The decrease in production expense was primarily due to decreases in labor costs, gas processing costs, well work activity and general decreases in third party service costs.
Production taxes decreased from $1.6 million in the first six months of 2008 to $553,000 in the first six months of 2009. Average per unit production taxes decreased from $0.21 per Mcfe in the first six months of 2008 to $0.08 per Mcfe in the first six months of 2009. The decreased production taxes are primarily due to lower oil and gas prices in the first six months of 2009 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.

Gas gathering and marketing expenses decreased from $5.4 million in the first six months of 2008 to $2.9 million in the first six months of 2009, primarily due to a $2.5 million decrease in gas marketing expenses as a result of lower average gas prices in the first six months of 2009 compared to the first six months of 2008.
Exploration expense increased $1.8 million from $559,000 in the first six months of 2008 to $2.3 million in the first six months of 2009. The increase in exploration expense was primarily due to the noncash write-off of costs related to expired undeveloped leases in the first quarter of 2009, higher lease rental expense and seismic costs related to the evaluation of Knox formation drilling potential on recently acquired acreage in Ohio.
Impairment of oil and gas properties was $2.0 million in the first six months of 2008 due to the impairment of properties in the Utica Shale formation in Ohio. Impairment of oil and gas properties was $25.2 million in the first six months of 2009 due to the impairment of coalbed methane properties in Pennsylvania.
General and administrative expense increased from $4.0 million in the first six months of 2008 to $4.3 million in the first six months of 2009. This increase was primarily due to an increase in the allowance for doubtful accounts in the first six months of 2009.
Depreciation, depletion and amortization increased by $1.9 million from $17.4 million in the first six months of 2008 to $19.3 million in the first six months of 2009. This increase was primarily due to a $2.0 million increase in depletion expense, which was primarily due to a decrease in reserves volumes at June 30, 2009 due to lower oil and gas prices. Depletion per Mcfe increased from $2.26 per Mcfe in the first six months of 2008 to $2.62 in the first six months of 2009.
Derivative fair value loss (gain) was a gain of $20.4 million in the first six months of 2009 compared to a loss of $145.2 million in the first six months of 2008. The derivative fair value loss (gain) reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.
Interest expense decreased $1.6 million from $11.7 million in the first six months of 2008 to $10.1 million in the first six months of 2009. This decrease in interest expense was primarily due to lower blended interest rates.
Income tax expense was a benefit of $8.6 million in the first six months of 2009 compared to a benefit of $46.1 million in the first six months of 2008. The change in income tax expense was primarily due to a decrease in loss before income taxes. The decrease in the loss before income taxes was primarily due to the decrease in the derivative fair value loss, which was partially offset by reduced oil and gas sales revenues and an increase in the impairment of oil and gas properties.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash in the six-month period ended June 30, 2009 have been funds generated from operations. Funds used during this period were primarily used for operations, development expenditures, debt repayment and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and gas.
Our operating activities provided cash flows of $14.5 million during the first six months of 2009 compared to $45.1 million in the first six months of 2008. The decrease was primarily due to a decrease in oil and gas revenues (net of hedging) which was partially offset by an increase in the change in working capital items of $13.6 million.

Our investing activities used cash flows of $7.4 million during the first six months of 2009 compared to $9.4 million used in the first six months of 2008. The decrease was due to a decrease in capital expenditures of $5.3 million which was partially offset by a decrease in cash received for property and equipment disposals of $2.3 million and an increase in exploration expense of $786,000.
Cash flows used in financing activities decreased $15.8 million in the first six months of 2009 primarily due to a decrease of $31.3 million in derivative settlements, which was partially offset by an increase in the repayment of long term debt of $15.1 million.
Our current ratio at June 30, 2009 was 1.14 to 1. During the first six months of 2009, working capital increased $22.9 million from a deficit of $16.8 million at December 31, 2008 to a surplus of $6.1 million at June 30, 2009. The increase in working capital was primarily due to an increase in assets held for sale of $16.7 million, a decrease in the current portion of long term liabilities of $15.0 million, a decrease of $4.8 million in the current liability related to the fair value of derivatives and a decrease in accrued expenses of $2.9 million, which was partially offset by a $8.7 million decrease in cash, a $7.5 million decrease in accounts receivable and a $2.6 million decrease in the current deferred tax asset.
Capital Expenditures
During the first six months of 2009, we spent approximately $6.7 million on our drilling activities and other capital expenditures. In the first six months of 2009, we drilled 2 gross (1.3 net) wells, which were both completed as producing wells in the target formation. We also performed major workovers on 9 wells during the first six months of 2009.
We currently expect to spend approximately $14 million during 2009 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand and available operating cash flow. At June 30, 2009, we had cash of $14.2 million and approximately $4.0 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling and workover activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
At June 30, 2009, we had an Amended Credit Agreement comprised of a five-year $350 million revolving facility with a borrowing base of $90 million, of which $84.9 million was outstanding at June 30, 2009. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 1.75% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.25% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2010.
The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.

The Amended Credit Agreement contains covenants that will limit or prohibit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum current ratio.
Changes in oil and gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for oil and gas have historically been volatile and we expect this trend to continue. Prices for oil and gas may fluctuate in response to changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict the prices we will receive for our oil and gas. Accordingly, any significant or sustained declines in oil and gas prices will materially adversely affect our financial condition, operating results, liquidity and ability to obtain additional financing or to refinance our Amended Credit Agreement upon maturity. Continued or prolonged low oil and gas prices may also result in non-compliance with our financial covenants in our Amended Credit Agreement. If we were not in compliance with the covenants in a future period, an event of default may occur which could cause all outstanding debt under the Amended Credit Agreement, the senior secured notes and our derivative contracts to be due and payable. We expect to maintain compliance with the covenants through 2009 and 2010.
At June 30, 2009, we were in compliance with our covenants under the Amended Credit Agreement.
At June 30, 2009, we had $41.1 million of outstanding letters of credit. At June 30, 2009, there was $84.9 million outstanding under the revolving credit agreement. We had $4.0 million of borrowing capacity under our revolving facility available for general corporate purposes.
In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. As of June 30, 2009, the current amount due under the Subordinated Note was $29.0 million. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to our Amended Credit Agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, a long-term hedging program with J. Aron under a master agreement and related confirmations and documentation and senior secured notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee.
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the acquisition method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) has not yet impacted our condensed consolidated financial statements; however, our condensed consolidated financial statements will be impacted to the extent we acquire oil and natural gas properties in a purchase business combination in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements of SFAS No. 161 on January 1, 2009 (see Note 2).
In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending on or after December 31, 2009. We will adopt the new disclosure requirements when they become effective.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB -1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim or financial periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in our interim period ending June 30, 2009 (see Note 4).
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or financial periods ending after June 15, 2009. We adopted SFAS No. 165 in our interim period ending June 30, 2009 (see Note 13).
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140, to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for financial years beginning after November 15, 2009. We will adopt SFAS No. 166 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R), to amend the consolidation guidance applicable to variable interest entities. SFAS No. 167 is effective for financial years beginning after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. SFAS No. 168 is effective for interim or financial periods ending after September 15, 2009. We will adopt SFAS No. 168 on October 1, 2009, and we do not expect the adoption for have an impact of our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Among other risks, we are exposed to interest rate and commodity price risks.
The interest rate risk relates to existing debt under our revolving facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At June 30, 2009, we had interest rate swaps in place covering $80 million of our outstanding balance on the revolving credit agreement. The fair value of these interest rate swaps was an unrealized loss of $3.0 million at June 30, 2009. If market interest rates for short-term borrowings increased 1%, the increase in interest expense in the first six months of 2009 would be approximately $485,000. The impact of the interest rate increase on our cash flows would be significantly less than this amount due to the interest rate swaps in place. The impact of the interest rate increase would reduce our cash flows by approximately $85,000. This sensitivity analysis is based on our financial structure at June 30, 2009.
The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At June 30, 2009, we had derivatives covering a portion of our oil and gas production from 2009 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $819,000 in the second quarter of 2008 and a pre-tax loss of $603,000 in the second quarter of 2009 on our qualified hedging activities. Our oil and gas sales revenues included a net pre-tax loss of $5.2 million in the first six months of 2008 and a net pre-tax loss of $4.7 million in the first six months of 2009 on our qualified hedging activities.
If gas prices decreased $1.00 per Mcf, our gas sales revenues for the first six months of 2009 would decrease by approximately $6.3 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues for the first six months of 2009 would decrease by approximately $1.6 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas for the first six months of 2009 by approximately $2.3 million after considering the effects of the derivative contracts in place as of June 30, 2009. This sensitivity analysis is based on our first six months 2009 oil and gas sales volumes.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2009, which has not changed since June 30, 2009:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
September 30, 2009	2,382	4.28	48	29.24	2,116	0.337
December 31, 2009	2,382	4.47	48	29.09	2,116	0.337

	4,764	$4.38	96	$29.17	4,232	$0.337

Year Ending
December 31, 2010	8,938	$4.28	175	$28.86	7,665	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
The fair value of our oil and gas swaps was a net liability of approximately $95.0 million as of June 30, 2009.
At June 30, 2009, we had interest rate swaps in place covering $80 million of our outstanding debt under the revolving credit facility. As of June 30, 2009, the swaps provide 1-month LIBOR fixed rates at 4.07% plus the applicable margin. On July 10, 2009, we amended the existing swaps to cover $65 million of our outstanding debt through December 31, 2009 and $50 million of our outstanding debt through September 30, 2011. The amended swaps provide 1-month LIBOR fixed rates of 4.1525%, plus the applicable margin. The fair value of these interest rate swaps was an unrealized loss of $3.0 million at June 30, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of June 30, 2009 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

BELDEN & BLAKE CORPORATION

Date: August 13, 2009	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ James M. Vanderhider
James M. Vanderhider, President,
Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.