Form 10-K
period 2009-12-31
BELDEN & BLAKE CORP /OH/
filed 2010-03-26
CIK 880114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate with a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 28, 2010, Belden & Blake Corporation had outstanding 1,534 shares of common stock, no par value, which is its only class of stock. The common stock of Belden & Blake Corporation is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined as of the last business day of the registrant’s most recently completed second fiscal quarter.

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
Completion. Installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.
Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
Developed oil and gas reserves. Reserves of any category that can be expected to be recovered:
•	through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well, and
•	through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:
•	gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves;
•	drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;
•	acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and
•	provide improved recovery systems.
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
NYMEX. The New York Mercantile Exchange.
Oil. Crude oil and condensate.
Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and gas produced. Examples of production costs (sometimes called lifting costs) are:
•	costs of labor to operate the wells and related equipment and facilities;
•	repairs and maintenance;
•	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;
•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and
•	severance taxes.
Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.
Proved reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Recompletion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.
Reserves. Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
Reservoir. A porous and permeable underground formation containing a natural accumulation of produceable oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from otherreservoirs.
Standardized measure. Standardized measure is the present value of estimated future net revenues (after income taxes) to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission without giving effect to non-property related expenses such as certain general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%.
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

PART I
Items 1 and 2. BUSINESS AND PROPERTIES
GENERAL
Belden & Blake Corporation, an Ohio corporation, was formed on June 14, 1991 and is wholly owned by Capital C Energy Operations, LP (“Capital C”), a Delaware limited partnership. Capital C acquired us pursuant to a merger completed on July 7, 2004 (the “Merger”). On August 16, 2005, Capital C was acquired (the “Transaction”) by institutional funds managed by EnerVest, Ltd. (“EnerVest”).
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
At December 31, 2009, we had an Amended Credit Agreement comprised of a five-year $100 million revolving facility with a borrowing base of $65 million, of which $43.9 million was outstanding at December 31, 2009. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.
On March 23, 2010, we entered into the Sixth Amendment to the Credit Agreement. The Credit Agreement was amended to (1) add a maximum senior secured leverage ratio of 2.00 : 1.00, (2) eliminate the maximum leverage ratio beginning December 31, 2009, (3) amend the minimum interest coverage ratio to 1.75 : 1.0 and (4) make certain other amendments to the Credit Agreement.
At December 31, 2009, we were in compliance with such financial covenants under the Amended Credit Agreement. Our senior secured leverage ratio was 1.10 : 1.0 and the interest coverage ratio was 1.96 : 1.0.

In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The interest payments in the first quarter of 2007 and the first three quarters of 2008 were paid in cash. Interest payments for the last three quarters of 2007, the fourth quarter of 2008 and all of 2009 were made by additional borrowings against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to the Fourth Amendment to our credit agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).
DESCRIPTION OF BUSINESS
Overview
In the fourth quarter of 2009, our average net production was approximately 34.9 MMcfe per day consisting of 29.8 MMcf of natural gas and 849 Bbls of oil per day. At December 31, 2009, we owned interests in 4,346 gross (3,396 net) productive oil and gas wells in Ohio, Pennsylvania, New York and Michigan with estimated proved reserves totaling 190 Bcfe consisting of 163 Bcf of natural gas and 4.4 MMbbl of oil. The estimated future net cash flows from these reserves had a standardized measure of approximately $166.8 million at December 31, 2009. The 12-month weighted average prices used to estimate proved reserves at December 31, 2009 were $4.34 per Mcf for natural gas and $56.33 per Bbl for oil.
We have an operating agreement with EnerVest Operating, L.L.C. (“EnerVest Operating”). Under this operating agreement, EnerVest Operating acts as operator of the oil and gas wells, the related gathering systems and production facilities where our interest entitles us to control the appointment of the operator. As operator, EnerVest Operating manages the drilling and completion of wells and the day to day operating and maintenance activities for our assets. At December 31, 2009, EnerVest Operating operated approximately 3,802 wells, or 87% of our gross wells representing approximately 98% of the value of our estimated proved developed reserves based on their standardized measure. At December 31, 2009, we owned leases on 538,202 gross (464,816 net) acres, including 212,074 gross (177,493 net) undeveloped acres.
We own approximately 1,597 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets, including those in the northeastern United States. The proximity of our properties in the Appalachian and Michigan Basins to large commercial and industrial natural gas markets along with the favorable Btu content of our gas has generally resulted in premium wellhead gas prices compared with the NYMEX price for gas delivered at the Henry Hub in Louisiana. During 2009, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.44 and $0.11, respectively, higher than the average NYMEX monthly settle price for 2009.

Oil and Gas Reserves
In December 2008, the SEC announced that it had approved revisions designed to modernize the reserves reporting requirement of oil and natural gas companies. The most significant amendments to the requirements included the following:
•	economic producibility of reserves and discounted cash flows are now based on a 12 month average commodity price unless contractual arrangements designate the price to be used;
•	probable and possible reserves may be disclosed separately on a voluntary basis;
•	reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time;
•	reserves may be estimated through the use of reliable technology in addition to flow test and production history;
•	we are now required to provide disclosures about the qualifications of the chief technical person who oversees the reserves estimation process and a general discussion of our internal controls used to assure the objectivity of the reserves estimate; and
•	the definition of oil and natural gas producing activities has expanded and now focuses on the marketable product rather than the method of extraction.
We adopted the new requirements effective December 31, 2009. These new requirements did not have an effect on what was classified as a reserve at December 31, 2009.
The following table presents our estimated net proved oil and natural gas reserves at December 31, 2009. These estimates were prepared by Wright & Company, Inc. independent petroleum consultants. Since January 1, 2009, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC. All of our oil and gas reserves are located on-shore in the United States.

	Oil and Gas Reserves
	Oil (MMbbl)	Gas (Bcf)	Bcfe

Proved
Developed	3.4	152.0	172.6
Undeveloped	1.0	11.0	17.0

Total	4.4	163.0	189.6

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Additionally, the SEC amended the definition of proved reserves applicable to our 2009 reserves. As a result, our December 31, 2009 reserves may not be comparable to those of prior periods. See “Glossary of Oil and Natural Gas Terms.”

The following table sets forth the average prices during the 12-month period before the ending date covered by this report as determined by an arithmatic unweighted average of the first day of the month price for each month within such period, including fixed price contracts, for oil and gas used in determining our estimated proved reserves. We do not include our natural gas and crude oil derivative financial instruments, consisting of natural gas and crude oil swaps and natural gas basis differential swaps, in the determination of our oil and gas reserves.

December 31,
2009
Gas (per Mcf)	$4.34
Oil (per Bbl)	56.33
The prices for oil and natural gas used in this calculation were regional cash price quotes on the first day of each month except for volumes subject to fixed price contracts. Consequently, these prices may not reflect the prices actually received or expected to be received for oil and natural gas due to seasonal price fluctuations and other varying market conditions.
We annually review all proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. Generally, our PUDs are converted to proved developed reserves within five years of the date they are first booked as PUDs. We had 17.0 Bcfe of PUDs at December 31, 2009, compared with 25.1 Bcfe of PUDs at December 31, 2008. In 2009, we converted no PUDs to proved developed reserves (PDP).
See Note 17 to the Consolidated Financial Statements for more detailed information regarding our oil and gas reserves.
The standardized measure of our estimated proved reserves as of December 31, 2009 was $166.8 million. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, without giving effect to non-property related expenses such as certain general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor, which is required by Financial Accounting Standards Board pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.
Controls Over Reserve Estimates
Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. Compliance in reserves bookings is the responsibility of our Manager of Reservoir Engineering, who is also our principal engineer. Our principal engineer has over 5 years of experience in the oil and gas industry, including over 4 years as either a reserve evaluator, trainer or manager and is a qualified reserves estimator (QRE), as defined by the Society of Petroleum Engineers’ standards. Further professional qualifications include a degree in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, the principal engineer is an active participant in industry reserve seminars, professional industry groups and has been a member of the Society of Petroleum Engineers for over 6 years. Our principal engineer is an employee of EnerVest who provides all of our operating, administrative and technical services.
Our controls over reserve estimates included retaining Wright & Company, Inc. as our independent petroleum and geological firm. We provided information about our oil and gas properties, including production profiles, prices and costs, to Wright & Company and they prepare their own estimates of the reserves attributable to our properties. All of the information regarding reserves in this annual report is derived from the report of Wright & Company. The report of Wright & Company is included as an Exhibit to this annual report. The principal engineer at Wright & Company responsible for preparing our reserve estimates is D. Randall Wright, President of Wright & Company. Mr. Wright is a licensed professional engineer with over 32 years of experience in petroleum engineering.
The Audit Committee of our Board of Directors meets annually with management, including the Manager of Resevoir Engineering to discuss matters and policies related to reserves.

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
We currently own working interests in 3,130 gross (2,804 net) wells in the Appalachian Basin which currently produce approximately 20.1 MMcfe net per day. Most of our production in the Appalachian Basin is derived from the shallow (1,000 to 6,500 feet) Medina, Clinton and Clarendon Formations, predominately in Pennsylvania and Ohio.
During 2009, we drilled 4 gross (2.0 net) exploratory wells in 2009. Due to a change in market conditions, the anticipated 2010 focus will be primarily in the following three areas: Knox exploration in Ohio and operational reworks and enhancement projects throughout our operating area. We will continue to evaluate our development drilling opportunities in our traditional areas such as the Medina and Clarendon formations in Pennsylvania and the Clinton Formation in Ohio as market conditions improve.
Michigan Basin Properties
The Michigan Basin has operational similarities to the Appalachian Basin, including geographic proximity to natural gas markets, which has generally resulted in premium wellhead prices as compared to NYMEX prices. We own working interests in 1,216 gross (592 net) wells in the Michigan Basin which currently produce approximately 14.8 MMcfe net per day.
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
During 2009, we drilled no wells to the Antrim Shale Formation. We do not plan to drill any wells in the Antrim Shale Formation in 2010.
Oil and Gas Operations and Production
Operations. EnerVest Operating operates 87% of our gross wells in which we hold working interests. They maintain production field offices in Ohio, Pennsylvania and Michigan. Through these offices, EnerVest Operating reviews our properties to determine what action can be taken to control operating costs and/or improve production.
We own approximately 1,597 miles of natural gas gathering lines in Ohio, Pennsylvania, New York and Michigan, which are connected directly to various intrastate and interstate natural gas transmission systems. The interconnections with these pipelines afford us marketing access to numerous gas markets.

Production, Sales Prices and Costs. The following table sets forth certain information regarding our net oil and natural gas production, revenues and unit expenses for the years indicated. The average prices shown in the table include the effects of our qualified effective hedging activities. See Note 5 to the Consolidated Financial Statements.

	Year Ended December 31,
	2009	2008	2007

Production
Gas (MMcf)	12,034	13,217	13,357
Oil (Mbbl)	324	334	348
Total production (MMcfe)	13,977	15,221	15,446
Average sales price (1)
Gas (per Mcf)	$3.61	$8.62	$6.81
Oil (per Bbl)	56.49	94.40	67.42
Per Mcfe	4.42	9.55	7.41
Average costs (per Mcfe)
Production expense	$1.50	$1.73	$1.59
Production taxes	0.08	0.20	0.15
Depletion	2.62	2.31	2.31

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average sales prices:

	Year Ended December 31,
	2009	2008	2007
Gas (per Mcf)	$4.27	$9.31	$7.34
Oil (per Bbl)	56.49	94.40	67.42
Per Mcfe	4.98	10.15	7.87
Exploration and Development
Our activities include development and exploratory drilling in both the low risk formations and the less developed formations of the Appalachian and Michigan Basins.
In 2009, we spent approximately $11.6 million on development and exploratory drilling and other capital expenditures including exploratory dry hole costs. We drilled 4 gross and (2.0 net) exploratory wells in 2009.
In 2010, we expect to spend approximately $12.5 million on development and exploratory drilling and other capital expenditures. Due to a change in market conditions for oil and natural gas, the anticipated 2010 focus primarily will be in the following areas: Knox exploration in Ohio and operational reworks and enhancement projects throughout our operating area. We will continue to evaluate our development drilling opportunities in our traditional areas such as the Antrim play in Michigan, the Medina and Clarendon plays in Pennsylvania and the Clinton play in Ohio.
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

Typical characteristics of our drilling programs in the shallow, highly developed formations we target are described below:

Range of Average Drilling
and Completion Costs per
	Range of Well Depths	Well
	(in feet)	(in thousands)
Ohio:
Clinton	3,500 - 5,750	$360 - 420
Pennsylvania:
Clarendon	1,100 - 2,100	120 - 150
Medina	5,300 - 6,200	370 - 400
Michigan:
Antrim	1,300 - 2,100	310 - 370
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
Drilling Results. The following table sets forth drilling results from continuing operations with respect to wells drilled by us during the past three years:

	Development Wells			Exploratory Wells
	2007	2008	2009	2007	2008	2009
Productive:
Gross	96	98	—	—	—	4
Net	92.0	83.5	—	—	—	2.0
Dry:
Gross	—	—	—	—	5	—
Net	—	—	—	—	4.9	—
Wells in progress:
Gross	—	—	—	—	—	—
Net	—	—	—	—	—	—
Producing Well Data
As of December 31, 2009, we owned interests in 4,346 gross (3,396 net) producing oil and gas wells of which approximately 3,802 wells were operated by EnerVest Operating. In the fourth quarter of 2009, our net production was approximately 34.9 MMcfe per day consisting of 29.8 MMcf of natural gas and 849 Bbls of oil per day.

The following table summarizes by state our productive wells at December 31, 2009:

	December 31, 2009
	Gas Wells		Oil Wells		Total
State	Gross	Net	Gross	Net	Gross	Net
Ohio	1,048	893	678	609	1,726	1,502
Pennsylvania	1,282	1,191	104	104	1,386	1,295
New York	18	7	—	—	18	7
Michigan	1,199	590	17	2	1,216	592

	3,547	2,681	799	715	4,346	3,396

Acreage Data
The following table summarizes by state our gross and net developed and undeveloped acreage at December 31, 2009:

	December 31, 2009
	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Ohio	98,748	82,213	118,252	111,915	217,000	194,128
Pennsylvania	40,203	29,895	174,982	147,438	215,185	177,333
New York	2,845	591	16,958	14,248	19,803	14,839
Michigan	70,278	64,794	15,900	13,686	86,178	78,480
Indiana	—	—	36	36	36	36

	212,074	177,493	326,128	287,323	538,202	464,816

The following table summarizes by state our undeveloped acreage as of December 31, 2009 that is subject to expiration absent drilling activity during the three years ended December 31, 2012 and thereafter.

	Undeveloped Acreage Subject to Expiration in the Year Ended December 31,
	2010		2011		2012		Thereafter
State	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Ohio	3,765	3,765	12,485	12,485	686	598	4,448	1,997
Pennsylvania	1,854	1,548	3,492	2,312	2,255	2,211	376	376
New York	455	269	—	—	—	—	—	—
Michigan	5,893	3,339	4,233	2,553	1,357	657	1,455	723
Indiana	36	36	—	—	—	—	—	—

	12,003	8,957	20,210	17,350	4,298	3,466	6,279	3,096

Disposition of Assets
In November 2009, we sold undeveloped acreage in Bradford County, Pennsylvania for $35.8 million.
In July 2009, we sold our coalbed methane properties in Pennsylvania for $16.7 million.
In March of 2008, we sold a 50-70% option interest in certain deep rights on approximately 201,000 net acres in Ohio and Pennsylvania for $3.0 million.

Employees
As of February 28, 2010, we had no employees. On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. All of our operating, administrative and technical services are provided by employees of EnerVest or other third parties.
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
We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program.
Principal Customers
The market for our oil, natural gas and natural gas liquids production depends on factors beyond our control, including the extent of domestic production and imports of oil, natural gas and natural gas liquids, the proximity and capacity of natural gas pipelines and other transportation facilities, the demand for oil, natural gas and natural gas liquids, the marketing of competitive fuels and the effect of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.
Our oil, natural gas and natural gas liquids production is sold to a variety of purchasers. The terms of sale under the majority of existing contracts are short-term, usually one year or less in duration. The prices received for oil, natural gas and natural gas liquids sales are generally tied to monthly or daily indices as quoted in industry publications.
Each of the following customers accounted for 10% or more of our consolidated revenues during 2009: Integrys Energy, National Fuel Resources, Inc. and American Refining Group, Inc. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers. We do not believe that any of our customers are credit risks.
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

Regulation
Regulation of Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:
•	the location of wells;
•	the method of drilling and casing wells;
•	the surface use and restoration of properties upon which wells are drilled; and
•	the plugging and abandoning of wells.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.
In addition, 11 states have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and specific expenses for exploration and activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.
We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut-in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.
If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, or Minerals Management Service or other appropriate federal or state agencies.
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
Environmental Regulations. Our oil and natural gas exploration, development, production and pipeline operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, also referred to as the “U.S. EPA,” issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief if we fail to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, restrict materials used in our operations, require bonds to be posted for the anticipated costs of plugging and abandoning wells, and can require remedial action to address pollution from former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution resulting from our operations.
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
More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009” which among other things, would enact a “cap and trade” system to control GHGs. Under this cap and trade system, a cap on the amount of GHGs would be established annually, which would be reduced annually. Each covered emission source would be required to obtain GHG emission allowances corresponding to its annual emissions of GHGs. The Senate has passed from committee its legislation proposing a similar cap and trade system to regulate GHG emissions, but the Senate legislation has not been voted upon by the full Senate. In the absence of a comprehensive federal legislation on GHG emission control, the Environmental Protection Agency (“EPA”) has been moving forward with rulemaking under the Clean Air Act (“CAA”) to regulate GHGs as pollutants under the CAA. Should EPA regulate GHGs under the CAA, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries. We do not believe our operations to be subject to this program as currently proposed, but there is no guarantee that EPA will not expand the program to additional industries. Should we be required to report GHG emissions, it could require us to incur costs to monitor, keep records of, and report emissions of GHGs.
Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These potential regional and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.
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

The Safe Drinking Water Act (the “SWDA”) regulates, among other things, underground injection operations. Recent legislative activity has occurred which, if successful, would impose additional regulation under the SDWA upon the use of hydraulic fracturing fluids. Congress is considering two companion bills entitled the Fracturing Responsibility and Chemical Awareness Act of 2009 (the “FRAC Act”). If enacted, the legislation would impose on our hydraulic fracturing operations permit and financial assurance requirements, requirements that we adhere to construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements. In addition to subjecting the injection of hydraulic fracturing to the SDWA regulatory and permitting requirements, the proposed legislation would require the disclosure of the chemicals within the hydraulic fluids, which could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the process could adversely affect ground water. Neither piece of legislation has been passed. If this or similar legislation is enacted, we could incur substantial compliance costs and the requirements could negatively impact our ability to conduct fracturing activities on our assets.
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
To manage our exposure to price risks in the marketing of our natural gas, we enter into natural gas fixed-price physical delivery contracts as well as commodity price swap and collar contracts from time to time with respect to a portion of our current or future production. In connection with the Merger, we became a party to a long-term hedging program with J. Aron. We anticipate the hedges will cover approximately 73% of the expected 2010 through 2013 production from our current estimated proved reserves. These transactions may limit our potential gains if natural gas prices were to rise substantially over the prices specified in the hedge agreement. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
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

While we believe J. Aron to be a strong and creditworthy counterparty, disruptions occurring in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the hedging contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.
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
While we have entered into long-term hedges covering most of our production in an effort to mitigate the risk of a decline in prices for oil and gas, a portion of our production remains unhedged. We expect that the markets for oil and gas will continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect our financial condition and results of operations. Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend heavily on prevailing market prices for oil and gas. If gas prices decreased $1.00 per Mcf, our gas sales revenues would decrease by approximately $11.7 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues would decrease by approximately $3.2 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas by approximately $3.5 million after considering the effects of the derivative contracts in place as of December 31, 2009. This sensitivity analysis is based on our 2009 oil and gas sales volumes. A material decline could reduce our cash flow and borrowing capacity, as well as the value and the amount of our natural gas reserves. Approximately 86% of our proved reserves are natural gas. Therefore, we are more directly impacted by volatility in the price of natural gas. For example, as of December 31, 2009, a 10% reduction in the price of oil and natural gas would have reduced our future net cash flow from proved reserves by $37 million. Various factors beyond our control can affect prices of oil and natural gas. These factors include: North American supplies of oil and gas; political instability or armed conflict in oil or gas producing regions; the price and level of foreign imports; worldwide economic conditions, including recovery from the recent recession; marketability of production; the level of consumer demand; the price, availability and acceptance of alternative fuels; the availability of pipeline capacity; weather conditions, including the current economic and capital market crisis; and actions of federal, foreign, state, and local authorities.

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
We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write down of oil and gas properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and gas properties. In 2009 and 2008, we recorded an impairments to our oil and natural gas properties of $30.4 million and $3.9 million, respectively.
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
At December 31, 2009, approximately 9% of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is nearly always based on analogy to existing wells rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

The SEC amended the definition of proved reserves for all reserves estimated included in filings after January 1, 2010. As a result, our estimates of proved reserves filed in reports prior to January 1, 2010 may not be comparable to reports filed after that date, including those in this annual report.
Analysts and investors should not construe the present value of future net reserves, or PV-10 or the standardized measure, as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the estimated discounted future net cash flows from estimated proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. Many factors will affect actual future net cash flows, including:
•	the amount and timing of actual production;
•	supply and demand for natural gas;
•	curtailments or increases in consumption by natural gas purchasers; and

•	changes in governmental regulations or taxation.
The timing of the production of oil and natural gas and of the related expenses affect the timing of actual future net cash flows from estimated proved reserves and, thus, their actual present value. In addition, the 10% discount factor, which we are required to use to calculate Standardized Measure for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.
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
Climate Change Legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for the oil and gas we produce.
On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of greenhouse gases into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support for legislation to reduce greenhouse emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.
In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities either because of climate-related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect affect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.
Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
The U.S. Senate and House of Representatives are currently considering bills entitled, the “Fracturing Responsibility and Awareness of Chemicals Act,” or the “FRAC Act,” that would amend the federal Safe Drinking Water Act, or the “SDWA,” to repeal an exemption from regulation for hydraulic fracturing. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. If enacted, such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells and increase our costs of compliance and doing business.
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

The adoption of derivatives legislation or regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.
Legislation has been proposed in Congress and by the Treasury Department to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. Under proposed legislation, OTC derivative dealers and other major OTC derivative market participants could be subjected to substantial supervision and regulation. The legislation generally would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, to mandate clearance of derivative contracts through registered derivative clearing organizations, and to impose conservative capital and margin requirements and strong business conduct standards on OTC derivative transactions. The CFTC has proposed regulations that would implement speculative limits on trading and positions in certain commodities. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or the CFTC may issue new regulations, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
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
At December 31, 2009, we had an Amended Credit Agreement comprised of a five-year $100 million revolving facility with a borrowing base of $65 million, of which $43.9 million was outstanding at December 31, 2009. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.
On March 23, 2010, we entered into the Sixth Amendment to the Credit Agreement. The Credit Agreement was amended to (1) add a maximum senior secured leverage ratio of 2.00 : 1.00, (2) eliminate the maximum leverage ratio beginning December 31, 2009, (3) amend the minimum interest coverage ratio to 1.75 : 1.0 and (4) make certain other amendments to the Credit Agreement.
The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.

The Amended Credit Agreement contains covenants that will limit or prohibit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum senior secured leverage ratio and a minimum current ratio. At December 31, 2009, we were in compliance with our covenants under the Amended Credit Agreement. Our senior secured leverage ratio was 1.10 : 1.0 and the interest coverage ratio was 1.96 : 1.0.
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
Our Amended Credit Agreement and the Hedge Agreement contain, and any future refinancing of our Amended Credit Agreement likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our Amended Credit Agreement and, to some extent, the Hedge Agreement include covenants restricting, among other things, our ability to:
•	incur additional debt;

•	pay dividends and make investments, loans or advances;

•	incur capital expenditures;

•	create liens;

•	use the proceeds from sales of assets and capital stock;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets; and

•	enter into merger or consolidation transactions.
Our Amended Credit Agreement also includes financial covenants, including requirements that we maintain:
•	a minimum interest coverage ratio;
•	a maximum senior secured leverage ratio; and
•	a minimum current ratio.
The indenture relating to the Senior Secured Notes also contains covenants including, among other things, restrictions on our ability to:
•	incur additional indebtedness;
•	pay dividends or make other distributions on stock, redeem stock or redeem subordinated obligations;
•	make investments;
•	create liens or other encumbrances; and
•	sell or otherwise dispose of all or substantially all of our assets, or merge or consolidate with another entity.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 3.	LEGAL PROCEEDINGS
We are involved in several lawsuits arising in the ordinary course of business. We believe that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our equity securities.
All of our equity securities at March 5, 2010, were held by Capital C.
Dividends
We paid no cash dividends in 2009 and paid cash dividends of $2.5 million in 2008 and $9.8 million in 2007.

Item 6.	SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements at Item 15(a).

						Predecessor
	Successor Company					Company
					For the 138 Day	For the 227 Day
					Period from	Period From
					August 16, 2005	January 1, 2005
	As of or for the year ended December 31,				to December 31,	to August 15,
(in thousands)	2009	2008	2007	2006	2005	2005
Continuing Operations:
Revenues	$68,624	$158,426	$125,140	$158,774	$76,642	$77,960
Depreciation, depletion and amortization	37,046	35,560	36,087	38,074	14,341	21,265
Impairment of oil and gas properties	30,445	3,924	31	546	—	—
Impairment of goodwill	—	90,076	—	—	—	—
Net income (loss)	2,776	(28,944)	(35,322)	52,199	17,563	(320)
Balance sheet data:					As of 12/31/2005

Working capital (deficit) from continuing operations	28,179	(16,806)	(14,224)	(11,635)	(38,999)
Oil and gas properties and gathering systems, net	536,237	613,834	627,556	641,879	648,417
Total assets	608,078	669,464	774,225	777,023	810,118
Long-term debt, less current portion	236,707	265,863	291,118	285,560	277,648
Total shareholders’ equity	104,141	76,551	102,223	143,703	89,399
The Transaction and Merger was accounted for as a purchase effective August 16, 2005. The Transaction and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at August 16, 2005. Accordingly, financial data for the period subsequent to August 15, 2005 is presented on our new basis of accounting, while the financial data for prior periods reflect the historical results of the predecessor company. Vertical black lines are presented to separate the financial data of the predecessor company and the successor company. The “Successor Company” refers to the period from August 16, 2005 and forward. The “Predecessor Company” refers to the period prior to August 15, 2005.

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
At December 31, 2009, our total estimated proved reserves were 190 Bcfe. Natural gas comprised approximately 86% of our estimated proved reserves, and 91% of our estimated proved reserves were classified as proved developed. Substantially all of our reserves are located in shallow, highly developed formations with long-lived, stable production profiles. At December 31, 2009, our Appalachian properties accounted for 55% of our estimated proved reserves, while the Michigan properties accounted for 45% of proved reserves.
During the periods discussed, we earned revenue through the production and sale of oil and natural gas and, to a lesser extent, from gas gathering and marketing.
Our financial results and cash flows can be significantly impacted as commodity prices fluctuate in response to changing market conditions. While oil and natural gas prices have strengthened in recent months, they remain unstable and are expected to be, volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include the effects of the recession in the United States, the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America. As discussed above, we use derivative financial instruments on a significant portion of our oil and natural gas production to reduce the volatility of oil and natural gas prices and to protect cash flow available for our development drilling program. In connection with the acquisition by Capital C, at the effective time of the Merger, we became a party to a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) as required by the Amended Credit Agreement and the indenture governing the Senior Secured Notes, we will maintain such Hedges with J. Aron or its successor permitted assigns. We anticipate that the Hedges will cover approximately 73% of the expected 2010 through 2013 production from our current estimated proved reserves and will range from 67% to 82% of such expected production in any year.
The U.S. and other world economies were in a recession which lasted well into 2009 and current economic conditions remain uncertain. The primary effect of the economic uncertainty on our business has been decreased demand for oil and natural gas and a corresponding decrease in the price we received in 2009 compared to 2008.
The average price realized for our natural gas, inclusive of qualified effective hedges, increased from $6.81 per Mcf in 2007 to $8.62 per Mcf in 2008 and then decreased to $3.61 per Mcf in 2009. The monthly average settle for natural gas trading on the NYMEX increased from $6.86 per MMbtu in 2007 to $9.04 per MMbtu in 2008 and then decreased to $3.99 per MMbtu in 2009. Our selling price of natural gas is generally higher than the NYMEX price due to the proximity of our operations to natural gas markets along with a favorable Btu content of our gas. During 2009, our average per unit gas prices (excluding the effects of hedging) in Appalachia and Michigan were $0.44 and $0.11, respectively, higher than the average NYMEX monthly settle price for 2009. The remainder of the difference is primarily due to our qualified hedging activities during these periods. Our average realized price for oil increased from $67.42 per Bbl in 2007 to $94.40 per Bbl in 2008 and decreased to $56.49 per Bbl in 2009. If the global economic instability continues, commodity prices may be depressed for an extended period of time, which could alter our acquisition, drilling and development plans.

We recorded a goodwill impairment charge of $90.1 million in the fourth quarter of 2008 due to the significant decline in oil and gas prices. There was no goodwill as of December 31, 2009, or 2008.
Current market conditions also elevate concerns about cash and cash equivalent investments, which at December 31, 2009 totaled $46.7 million. We have reviewed the creditworthiness of the banks and financial institutions with which we maintain investments, each of whom we believe to be creditworthy, as well as the securities underlying these investments.
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
Successful Efforts Method of Accounting
We account for our oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.
No gains or losses are recognized upon the disposition of oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit-of-production amortization rate. Sales proceeds are credited to the carrying value of the properties.
The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature, and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and natural gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
The major difference between the successful efforts method of accounting and the full cost method is under the full cost method of accounting, such exploration costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the net income (loss) of future periods as a component of depletion expense.
Oil and Gas Reserves
On December 31, 2009, we adopted Accounting Standards Update (“ASU”) No. 2010—03, Extractive Activities — Oil and Gas (Topic 932), which conforms the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC in December 2008. ASU No. 2010—03 requires that we use the average of the first day of the month price during the 12 month period preceding the end of the year, rather than the year end price, when estimating reserve quantities and standardized measure. The new rules permit the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Prior year data are presented in accordance with the Financial Accounting Standards Board (“FASB”) oil and natural gas disclosure requirements effective during those periods.

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
Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets
Capitalized costs related to estimated proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit-of-production amortization rate. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.
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
FASB accounting guidance requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change could potentially result in impairment.
The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. As we have only one reporting unit, the reporting unit used for testing will be the entire company. The fair value of the reporting unit is determined and compared to the book value of that reporting unit. The fair value of the reporting unit is based on estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. In the fourth quarter of 2008, we recorded a goodwill impairment charge of $90.1 million due to the significant drop in oil and gas prices resulting in part from the global economic and market crisis. No goodwill was recorded at December 31, 2009.

Derivatives and Hedging
Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Under the provisions of FASB accounting guidance, we recognize all derivative financial instruments as either assets or liabilities at fair value. The changes in fair value of derivative instruments not qualifying for designation as cash flow hedges are reported in expense in the consolidated statements of operations as derivative fair value (gain) loss. Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items impact earnings.
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
From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and to support our capital expenditure plans. Our derivative financial instruments primarily take the form of swaps or collars. At December 31, 2009, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe have a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges.
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
Revenue Recognition
Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2009 or 2008. Oil and gas marketing revenues are recognized when title passes.
Asset Retirement Obligations
We follow FASB accounting guidance which requires us to recognize a liability for the fair value of our asset retirement obligations associated with its tangible, long-lived assets. The majority of our asset retirement obligations recorded relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties.
There has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows. The asset retirement obligations increased as a result of additional wells having been drilled and accretion expense.

At December 31, 2009, there were no assets legally restricted for purposes of settling asset retirement obligations.
Results of Operations
The following table sets forth financial data for the periods indicated. Dollars are stated in thousands and percentages are stated as a percentage of total revenues.

	Year Ended December 31,
	2009		2008		2007

Revenues
Oil and gas sales	$61,761	90.0%	$145,398	91.8%	$114,427	91.4%
Gas gathering and marketing	5,894	8.6	12,254	7.7	10,275	8.2
Other	969	1.4	774	0.5	438	0.4

	68,624	100.0	158,426	100.0	125,140	100.0

Expenses
Production expense	20,955	30.6	26,342	16.6	24,585	19.7
Production taxes	1,098	1.6	3,054	1.9	2,265	1.8
Gas gathering and marketing	5,492	8.0	10,252	6.5	8,640	6.9
Exploration expense	3,925	5.7	2,543	1.6	1,935	1.5
General and administrative expense	7,785	11.3	8,188	5.2	8,236	6.6
Depreciation, depletion and amortization	37,046	54.0	35,560	22.4	36,087	28.8
Impairment of goodwill	—	—	90,076	56.9
Inpairment of oil and gas properties	30,445	44.4	3,924	2.5	31	—
Accretion expense	1,304	1.9	1,412	0.9	1,290	1.0
(Gain) on asset sales	(34,929)	(50.9)	—	—	—	—
Derivative fair value (gain) loss	(29,631)	(43.2)	(55,940)	(35.3)	78,120	62.5

	43,490	63.4	125,411	79.2	161,189	128.8

Operating income (loss)	25,134	36.6	33,015	20.8	(36,049)	(28.8)
Other (income) expense
Interest expense	20,612	30.0	22,818	14.4	23,712	18.9
Other income, net	(131)	(0.2)	(495)	(0.3)	(516)	(0.4)

Income (loss) before income taxes	4,653	6.8	10,692	6.7	(59,245)	(47.3)
Provision (benefit) for income taxes	1,877	2.7	39,636	25.0	(23,923)	(19.1)

Net income (loss)	2,776	4.1	(28,944)	(18.3)	(35,322)	(28.2)

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

	Year Ended December 31,
	2009	2008	2007

Production
Gas (MMcf)	12,034	13,217	13,357
Oil (Mbbl)	324	334	348
Total production (MMcfe)	13,977	15,221	15,446
Average sales price (1)
Gas (per Mcf)	$3.61	$8.62	$6.81
Oil (per Bbl)	56.49	94.40	67.42
Per Mcfe	4.42	9.55	7.41
Average costs (per Mcfe)
Production expense	$1.50	$1.73	$1.59
Production taxes	0.08	0.20	0.15
Depletion	2.62	2.31	2.31

(1)	The average prices presented above include non-cash amounts related to our derivatives as a result of purchase accounting for the Merger and the Transaction. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average sales prices:

	Year Ended December 31,
	2009	2008	2007
Gas (per Mcf)	$4.27	$9.31	$7.34
Oil (per Bbl)	56.49	94.40	67.42
Per Mcfe	4.98	10.15	7.87
2009 Compared to 2008
Revenues
Net operating revenues decreased $89.8 million from $158.4 million in 2008 to $68.6 million in 2009. The decrease was primarily due to lower gas sales revenues of $70.4 million, lower oil sales revenue of $13.2 million and lower gas gathering and marketing revenues of $6.4 million.
Gas volumes sold decreased 1,183 MMcf (9%) from 13.2 Bcf in 2008 to 12.0 Bcf in 2009 resulting in a decrease in gas sales revenues of approximately $10.2 million. Oil volumes sold decreased approximately 10,000 Bbls (3%) from 334,000 Bbls in 2008 to 324,000 Bbls in 2009 resulting in a decrease in oil sales revenues of approximately $950,000. The lower oil and gas sales volumes are due to normal production declines and the sale of our coalbed methane properties in July 2009, which were partially offset by production from new wells drilled in 2009 and operational projects, which increased production for some existing wells.

The average price realized for our natural gas decreased $5.01 per Mcf to $3.61 per Mcf in 2009 compared to 2008, which decreased gas sales revenues by approximately $60.2 million. As a result of our qualified effective hedging activities, gas sales revenues were lower by $7.9 million ($0.66 per Mcf) in 2009 and lower by $9.2 million ($0.69 per Mcf) in 2008 than if our gas was not hedged. The average price realized for our oil decreased from $94.40 per Bbl in 2008 to $56.49 per Bbl in 2009, which decreased oil sales revenues by approximately $12.3 million. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
The decrease in gas gathering and marketing revenues was due to a $5.0 million decrease in gas marketing revenues and a $1.4 million decrease in gas gathering revenues. The lower marketing revenues were primarily the result of lower gas prices. The decrease in gas gathering revenues was primarily due to an decrease in third party gathering volumes on gathering systems in Pennsylvania and lower gas prices.
Costs and Expenses
Production expense decreased $5.3 million from $26.3 million in 2008 to $21.0 million in 2009. The decrease was primarily due to decreases in labor costs, decreases in gas processing fees and decreased workover expense, the sale of the coalbed methane assets in Pennsylvania and general decreases in third party costs. The average production cost decreased from $1.73 per Mcfe in 2008 to $1.50 per Mcfe in 2009 due to these cost decreases.
Production taxes decreased $2.0 million from $3.1 million in 2008 to $1.1 million in 2009, primarily due to lower gas prices in Michigan in 2009, where production taxes are based on a percentage of revenues, excluding the effects of hedging. Average per unit production taxes decreased from $0.20 per Mcfe in 2008 to $0.08 per Mcfe in 2009.
Gathering and marketing expense decreased $4.8 million from $10.3 million in 2008 to $5.5 million in 2009 primarily due to lower gas prices in 2009.
Exploration expense increased $1.4 million from $2.5 million in 2008 to $3.9 million in 2009. The increase was primarily due to an increase in expired lease expense in 2009.
General and administrative expense decreased $403,000 from $8.2 million in 2008 to $7.8 million in 2009. The decrease was primarily due to a decrease in overhead fees paid to EverVest.
Depreciation, depletion and amortization increased by $1.4 million from $35.6 million in 2008 to $37.0 million in 2009. Depletion expense increased due to lower proved reserves as a result of lower oil and gas prices in 2009. Depletion per Mcfe was $2.31 in 2008 and $2.62 in 2009.
Impairment of goodwill was $90.1 million in 2008 due to the significant drop in oil and gas prices resulting in part from the global economic and market crisis. We did not have an impairment of goodwill in 2009.
Impairment of oil and gas properties increased $26.5 million from $3.9 million in 2008 to $30.4 million in 2009 due to the write-downs of our investment in properties in the coalbed methane and Marcellus formation in Pennsylvania as a result of lower oil and gas prices and unfavorable development results in the Marcellus formation.
Derivative fair value gain/loss was a gain of $29.6 million in 2009 and $55.9 million in 2008. The derivative fair value gain/loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges. Our oil derivatives did not qualify for cash flow hedge accounting following the Transaction and, therefore, changes in fair value were reflected in derivative fair value gain/loss. As of July 1, 2006, we determined that our gas derivatives no longer qualified for cash flow hedge accounting and, therefore, changes in fair value subsequent to that date are reflected in derivative fair value gain/loss.
Gain on sale of assets was $34.9 million in 2009 due to the sale of undeveloped Marcellus acreage in Pennsylvania. There was no gain on the sale of assets in 2008.

Interest expense decreased $2.2 million from $22.8 million in 2008 to $20.6 million in 2009. This decrease was primarily due to lower outstanding debt in 2009.
Income tax expense decreased from $39.6 million in 2008 to $2.7 million in 2009. The decrease in income tax expense was primarily due to a decrease in the net income before income taxes in 2009 and a decrease in the effective tax rate due to the impairment of goodwill in 2008 which is not an allowable expense in the calculation of taxable income.
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
Production taxes increased $789,000 from $2.3 million in 2007 to $3.1 million in 2008, primarily due to higher gas prices in Michigan in 2008, where production taxes are based on a percentage of revenues, excluding the effects of hedging. Average per unit production taxes increased from $0.15 per Mcfe in 2007 to $0.20 per Mcfe in 2008.
Gathering and marketing expense increased $1.7 million from $8.6 million in 2007 to $10.3 million in 2008 primarily due to higher gas marketing costs as a result of higher gas prices in 2008.
Exploration expense increased $608,000 from $1.9 million in 2007 to $2.5 million in 2008. The increase was primarily due to an increase in expired lease expense and exploratory dry hole expense of $744,000 in 2008.
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
Impairment of goodwill was $90.1 million in 2008 due to the significant drop in oil and gas prices resulting in part from the global economic and market crisis. We had no impairment of goodwill in 2007.
Impairment of oil and gas properties was $3.9 million in 2008 due to the write-down of our investment in properties in the Utica Shale formation in Ohio and other unproved properties. We had no impairment of oil and gas properties in 2007.
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
Liquidity and Capital Resources
Cash Flows
We expect that our primary sources of cash in 2010 will be from funds generated from operations and the sale of non-strategic assets. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Amended Credit Agreement, will be adequate to meet our short-term liquidity needs for the foreseeable future.
The primary sources of cash in the year ended December 31, 2009 were funds generated from operations, from additional equity contributions from Capital C and the sale of non-strategic assets. Funds used during this period were primarily used for operations, exploration and development expenditures, the repayment of debt, the settlement of derivatives and interest expense. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for our oil and natural gas.
The following table summarizes the net cash flow for the periods presented:

	Year Ended December 31,
	2009	2008	Change
	(in millions)
Cash flows provided by operating activities	$23.9	$96.7	$(72.8)
Cash flows provided by (used in) investing activities	38.9	(27.5)	66.4
Cash flows (used in) financing activities	(38.9)	(62.4)	23.5

Net increase (decrease) in cash and cash equivalents	$23.9	$6.8	$17.1

Our operating activities provided cash flows of $23.9 million during 2009 compared to $96.7 million in 2008. The decrease was primarily due to an $84.9 million decrease in oil and gas sales, excluding the effects of hedging which was partially offset by a $5.3 million decrease in production expense and a $6.7 million increase in the change in operating assets.
Cash flows provided by investing activities were $38.9 million in 2009 compared to cash flows used in investing activities of $27.5 million in 2008. This increase was due to an increase of $50.1 million in proceeds from property and equipment sales and a decrease of $17.1 million in property and equipment additions.
Cash flows used in financing activities in 2009 were $38.9 million compared to $62.4 million in 2008. This decrease was primarily due to the $58.5 million decrease in the settlement of derivative liabilities and a $20.0 million increase in capital contributions, which were partially offset by an increase in debt repayments of $56.0 million.
During 2009, our working capital increased $45.0 million from a deficit of $16.8 million at December 31, 2008 to a surplus of $28.2 million at December 31, 2009. The increase was primarily due to an increase in cash of 23.9 million, a decrease in the current portion of long term liabilities of $25.0 million and a $4.1 million decrease in accounts payable and accrued expenses, which was partially offset by a decrease in accounts receivable of $7.4 million.
Capital Expenditures
The table below sets forth our total capital expenditures for each of the years ending December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Total capital expenditures
Drilling including exploratory dry hole expense	$4	$25	$21
Field improvements	6	2	1
Leasehold acreage	2	1	1

Total	$12	$28	$23

During 2009, we spent approximately $11.6 million, including exploratory dry hole expense, on our drilling and other capital expenditures. In 2009, we drilled 4 gross (2.0 net) exploratory wells in 2009.
We plan to spend approximately $12.5 million during 2010 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand, available cash flow and, to a lesser extent, the sale of non-strategic assets. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas, worldwide economic conditions, including the effects of the recovery from the recent recession, the scope and success of our drilling activities and our ability to acquire additional producing properties. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
Financing and Credit Facilities
Senior Secured Notes due 2012
We have $159.5 million of our Senior Secured Notes outstanding as of December 31, 2009. As a result of the application of purchase accounting, the notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. In June 2006, we repurchased a portion of the outstanding Senior Secured Notes. The repurchased notes had a face value of $33.025 million and were repurchased at 102.750%. A gain of $436,000 was recorded in 2006 in connection with the transaction. The notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date.) The notes are secured on a second-priority lien on the same assets subject to the liens securing our obligations under the Amended Credit Agreement. The Senior Secured Notes are subject to redemption at our option at specific redemption prices.

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
At December 31, 2009, we had an Amended Credit Agreement comprised of a five-year $100 million revolving facility with a borrowing base of $65 million, of which $43.9 million was outstanding at December 31, 2009. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.
On March 23, 2010, we entered into the Sixth Amendment to the Credit Agreement. The Credit Agreement was amended to (1) add a maximum senior secured leverage ratio of 2.00 : 1.00, (2) eliminate the maximum leverage ratio beginning December 31, 2009, (3) amend the minimum interest coverage ratio to 1.75 : 1.0 and (4) make certain other amendments to the Credit Agreement.
At December 31, 2009, we were in compliance with such financial covenants under the Amended Credit Agreement. Our senior secured leverage ratio was 1.10 : 1.0 and the interest coverage ratio was 1.96 : 1.0.
Borrowings under the revolving credit line will be used by us for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of our obligations under the J. Aron Swap (defined hereinafter).

In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Subordinated Note made on August 16, 2005. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The interest payments in the first quarter of 2007 and the first three quarters of 2008 were paid in cash. Interest payments for the last three quarters of 2007 and the fourth quarter of 2008 and all of 2009 were made by additional borrowings against the Subordinated Note. As of December 31, 2009 $30.5 million was outstanding against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to the Fourth Amendment to our credit agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and the Senior Secured Notes.
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
From time to time, we may enter into interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. At December 31, 2009, we had interest rate swaps in place covering $43.5 million of our outstanding debt under the revolving credit facility that mature on September 30, 2013.
At December 31, 2009, the aggregate long-term debt maturing in the next five years is as follows: $9,000 (2010); $43.9 million (2011); $190.0 million (2012); $12,000 (2013) and $20,000 (2014 and thereafter).
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
On July 7, 2004, the date of the Merger, we became a party to long-term commodity hedges (the “Hedges”) with J. Aron pursuant to a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”.) We anticipate that the Hedges will cover approximately 73% of the expected 2010 through 2013 production from our current estimated proved reserves and will range from 67% to 82% of such expected production in any year. The Hedges primarily take the form of monthly settled fixed price swaps in respect of the settlement prices for the market standard NYMEX futures contracts on crude oil and natural gas. Under such transactions, we pay NYMEX-based floating price per MMbtu, in the case of Hedges on natural gas, and we pay a NYMEX-based floating price per Bbl, in the case of Hedges on crude oil, for each month during the term of the Hedges and receive a fixed price per MMbtu or Bbl (as the case may be) according to a monthly schedule of fixed prices that we established upon completion of the Merger. The transactions will be settled on a net basis. The notional amounts of the Hedges were designed to provide sufficient hedged cash flow to cover operating expenditures, general and administrative expenses, interest expenses and the majority of capital expenditures needed to develop proved reserves.

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
Our financial results and cash flows can be significantly impacted as commodity prices fluctuate widely in response to changing market conditions. Accordingly, we may modify our fixed price contract and financial derivative positions by entering into new transactions. The following tables reflect the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at February 28, 2010, which have not changed since December 31, 2009.

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
Year Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
December 31, 2010	8,938	$4.28	175	$28.86	7,666	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At December 31, 2009, the fair value of futures contracts covering 2010 through 2013 oil and gas production represented an unrealized loss of $84.7 million.
At December 31, 2009, we had interest rate swaps in place covering $43.5 million of our outstanding debt under the revolving credit facility that mature on September 30, 2013. The swaps provide 1-month LIBOR fixed rates of 4.10%, plus the applicable margin. The fair value of these interest rate swaps was an unrealized loss of $2.4 million at December 31, 2009.
Inflation and Changes in Prices
The average price realized for our natural gas increased from $6.81 per Mcf in 2007 to $8.62 per Mcf in 2008, and decreased to $3.61 in 2009. The average price realized for our oil increased from $67.42 per Bbl in 2007 to $94.40 per Bbl in 2008 and decreased to $56.49 per Bbl in 2009. These prices include the effect of certain derivatives which were previously qualified effective oil and gas hedges.
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

The following table summarizes our contractual obligations at December 31, 2009.

	Payments Due by Period
Contractual Obligations at		Less than 1			After 5
December 31, 2009	Total	Year	1 - 3 Years	4 - 5 Years	Years
	(in thousands)
Long-term debt	$233,904	$9	$233,863	$26	$6
Asset retirement obligations	23,083	229	3,545	456	18,853
Derivative liabilities	87,056	21,384	45,438	20,234	—
Interest on debt	48,417	20,047	28,370	—	—
Operating leases	7,300	4,482	2,818	—	—

Total contractual cash obligations	$399,760	$46,151	$314,034	$20,716	$18,859

In addition to the items above, we have entered into joint operating agreements, area of mutual interest agreements and joint venture agreements with other companies. These agreements may include drilling commitments or other obligations in the normal course of business.
The following table summarizes our commercial commitments at December 31, 2009.

	Total	Amount of Commitment Expiration Per Period
Commercial Commitments at	Amounts	Less than 1			Over 5
December 31, 2009	Committed	Year	1 - 3 Years	4 - 5 Years	years
	(in thousands)
Standby Letters of Credit	$40,250	$40,250	$—	$—	$—

Total Commercial Commitments	$40,250	$40,250	$—	$—	$—

In the normal course of business, we have performance obligations which are supported by surety bonds or letters of credit. These obligations are primarily site restoration and dismantlement, royalty payments and exploration programs where governmental organizations require such support. We also have letters of credit with our hedging counterparty.
Off-Balance Sheet Arrangements
We have $40.3 million in letters of credit as described above.
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
In March 2008, the FASB issued new accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities and their effect on an entity’s financial position, financial performance and cash flows. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new accounting guidance on January 1, 2009.
In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending on or after December 31, 2009. We adopted the new disclosure requirements in this Form 10-K.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). On September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has superseded all then existing non–SEC accounting and reporting standards. All other non grandfathered non–SEC accounting literature not included in the Codification has become non authoritative.
In January 2010, the FASB issued ASU No. 2010–03, Extractive Activities – Oil and Gas (Topic 932), to align the oil and natural gas reserve estimation and disclosure requirements of Topic 932 with the SEC’s final rule, Modernization of Oil and Gas Reporting. ASU No. 2010–03 is effective for annual reporting periods ending on or after December 31, 2009. We adopted the provisions of ASU 2010–03 in our consolidated financial statements for the year ended December 31, 2009.
In January 2010, the FASB issued ASU No. 2010–06, Fair Value Measurements and Disclosures (Topic 820), which provides amendments to Topic 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements and (iv) the transfers between Levels 1, 2 and 3. ASU 2010–06 is effective for interim and annual reporting periods beginning after December 31, 2009. We will adopt ASU 2010–06 for the quarter ending March 31, 2010, and we have not yet determined the impact, if any, on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010–09, Subsequent Events (Topic 855), to amend the disclosure requirements of events that occur after the balance sheet date but before financial statements are issued or are available to be issued that was issued by the FASB in May 2009. Entities that are SEC filers (as defined in ASU No. 2010–09) are required to evaluate subsequent events through the date that the financial statements are issued, while non–SEC filers are required to evaluate subsequent events through the date that the financial statements are available to be issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010–09 is effective upon issuance. We adopted the provisions of ASU 2010–09 in our consolidated financial statements for the year ended December 31, 2009.
No other new accounting pronouncements issued or effective during the year ended December 31, 2009 have had or are expected to have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Among other risks, we are exposed to interest rate and commodity price risks.
The interest rate risk relates to existing debt under our revolving credit facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At December 31, 2009, we had an interest rate swap in place on $43.5 million of our outstanding debt under the revolving credit facility through September 30, 2013. The swap provides a 1-month LIBOR fixed rates at 4.10%, plus the applicable margin, on $43.5 million through September 2013. These interest rate swaps do not qualify for hedge accounting, therefore, all cash settles and changes in the fair value of these swaps are recorded in derivative fair value gain/loss. If market interest rates for short-term borrowings increased 1%, the increase in our annual interest expense would be approximately $713,000. The impact of this rate increases on our cash flows would be significantly less than these amounts due to our interest rate swaps. If market interest rates increased 1% the decrease in our cash flow would be approximately $95,000. This sensitivity analysis is based on our financial structure at December 31, 2009.
The commodity price risk relates to our natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. The fixed-price physical contracts generally have terms of a year or more. We employ a policy of hedging oil and gas production by selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At December 31, 2009, we had derivatives covering a portion of our oil and gas production from 2010 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $9.2 million in 2008 and a net pre-tax loss of $7.9 million in 2009 on certain derivatives which were previously qualified as effective oil and gas hedges.
We determined that as of August 15, 2005, our oil derivatives no longer qualify for cash flow hedge accounting and as of July 1, 2006, our gas derivatives no longer qualify for cash flow hedge accounting. From those dates forward, changes in the fair value of the oil and gas derivatives are recorded in derivative fair value gain/loss. Deferred gains or losses on the gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings. If gas prices decreased $1.00 per Mcf, our gas sales revenues would decrease by approximately $11.7 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues would decrease by approximately $3.2 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas by approximately $3.5 million after considering the effects of the derivative contracts in place as of December 31, 2009. This sensitivity analysis is based on our 2009 oil and gas sales volumes.

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants on accounting or financial disclosures during the years ended December 31, 2009 or 2008.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Belden & Blake Corporation’s internal control over financial reporting was effective as of December 31, 2009.
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
March 26, 2010

Changes in Internal Control Over Financial Reporting
There were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2009 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Our executive officers and directors and their respective positions and ages of as of March 5, 2010 were as follows:

Name	Age	Position

Mark A. Houser	48	Chief Executive Officer and Chairman of the Board of Directors

James M. Vanderhider	51	President, Chief Financial Officer and Director

Kenneth Mariani	48	Senior Vice President, Chief Operating Officer and Director

Frederick J. Stair	50	Vice President of Accounting

Barry K. Lay	53	Vice President of Operations

Charles Goodin	59	Vice President of Land and Legal and Secretary

Mark L. Barnhill	54	Vice President of Exploration

Matthew Coeny	39	Director
All of our executive officers serve at the pleasure of our Board of Directors. None of our executive officers is related to any other executive officer or director. The Board of Directors consists of four members, each of whom are chosen by our Parent. The business experience of each executive officer and director is summarized below.
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
Frederick J. Stair. Mr. Stair is Vice President of Accounting and has been our Vice President since January 2003. He previously served as our Corporate Controller from 1997 to 2005 and as Controller of the Exploration and Production Division from 1991 to 1997. Mr. Stair joined us in 1981 and has 28 years of accounting experience in the oil and gas industry. Mr. Stair is also Vice President of Accounting – Eastern Division for EnerVest. He graduated from the University of Akron where he received a Bachelor of Science degree in Accounting. Mr. Stair is a member of the Council of Petroleum Accountants Societies of Appalachia and the Independent Oil and Gas Association of West Virginia.
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
Charles Goodin. Mr. Goodin joined EnerVest in October of 2009 as Vice President of Land/Legal for the Eastern Division. Mr. Goodin has a Juris Doctorate of Law from the University of Denver and a Bachelor of Science in Business-Marketing from the University of Colorado. He has previously worked as Director of Land & Legal and General Counsel for Petrogulf Corporation in Denver, Co., Of Counsel with the law firm of Poulson, Odell & Peterson, Vice President of Land and Corporate Attorney for Eastern American Energy Corporation in Charleston, WV and District Landman with BP Exploration, Inc. in Colorado and Texas.
Mr. Goodin is licensed to Practice Law in Colorado, Texas and West Virginia; is a Member of the Colorado, Texas and WV Bar Associations; and is a member of the AAPL and DAPL.
Charlie Goodin is Founder and President of the new Denver Petroleum Club and has served on the Board of Directors of Junior Achievement as well as many other civic organizations.
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
Audit Committee
Our full Board of Directors serves as our Audit Committee. Additionally, since we are wholly owned by Capital C, we have not determined that any of our directors is an “audit committee financial expert.”
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
All of our executive officers are full-time employees of EnerVest and its subsidiaries. We have entered into an operating agreement with a subsidiary of EnerVest (described in Item 13). Pursuant to the operating agreement, we pay EnerVest a fee to operate our business, and EnerVest provides us the services of its employees, including our executive officers, to operate our business. The fee we pay to EnerVest does not include any direct reimbursement for the salaries, bonuses or other compensation paid by EnerVest to the EnerVest employees which act as our executive officers. Therefore, no executive officers of Belden & Blake received any remuneration from Belden & Blake Corporation during 2009.
Compensation of Directors
Our directors are not compensated. We have no independent directors, as independence is defined by the New York Stock Exchange.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee. As of December 31, 2009, none of our officers are compensated by us.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of March 5, 2010 regarding the beneficial ownership of our common stock by each person who beneficially owns more than five percent of our outstanding common stock, each director, the Chief Executive Officer and the four other most highly compensated executive officers and by all of our directors and executive officers, as a group:

	Number of	Percentage of
Five Percent Shareholders	Shares	Shares
Capital C Energy Operations, LP (1) 1001 Fanin Street, Suite 800 Houston, Texas 77002	1,534	100.0%

(1)	Subsidiaries of EnerVest, Ltd., are the general partners of the limited partnership that owns Capital C Energy Operations, L.P. EnerVest, therefore, also may be deemed to be a beneficial owner of the 1,534 shares (100%) of our Common Stock. The address of EnerVest, Ltd., is 1001 Fannin Street, Suite 800, Houston, Texas 77002. EnerVest is a Texas limited partnership. Messrs. John B. Walker, Jon Rex Jones and A.V. Jones by virtue of their direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the Common Stock beneficially owned by EnerVest. Messrs. Walker, John Rex Jones and A.V. Jones disclaim beneficial ownership of such Common Stock. The addresses for Messrs. Walker, Jon Rex Jones and A.V. Jones are the same as for EnerVest.
Equity Compensation Plan Information:
As of March 5, 2010, we do not have any outstanding stock options or plans to grant any options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. In 2008, amounts paid to EnerVest Operating under the terms of the agreement were $6.6 million for overhead fees, $7.1 million for field labor, vehicles and district office expense, $265,000 for drilling overhead fees and $1.0 million for drilling labor costs. In 2009, we paid 6.1 million for overhead fees, $5.9 million for field labor, vehicles and district office expense, $82,000 for drilling overhead fees and $1.1 million for drilling labor costs.
As of December 31, 2009, we owed EnerVest Operating $310,000 and owed EnerVest $600,000.
In connection with the Transaction, we executed a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to us on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2009 was $30.5 million. We borrowed an additional $2.9 million for interest payments against the note in 2009.
Messrs. Houser, Vanderhider and Mariani our officers and directors and they are officers and equity owners of EnerVest. The institutional funds that are managed by EnerVest and own our direct parent, Capital C, also hold other investments in oil and gas assets and operations. We can give no assurance that conflicts of interest will not arise for corporate opportunities. Also, we can give no assurance that conflicts will not arise with respect to the time and attention devoted to us by Messrs. Houser, Vanderhider and Mariani.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The audit committee of Belden & Blake Corporation selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2009. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2009 were approved by the audit committee.
Fees paid to Deloitte & Touche LLP are as follows:

	December 31,
	2009	2008
Audit fees (1)	$352,000	$470,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$352,000	$470,000

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audits performed as part of our registration filings.
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

10.9
Fourth Amendment, Waiver and Agreement to the First Amended and Restated Credit and Guarantee Agreement dated as of August 16, 2005, incorporated by reference to Exhibit 10.9 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.10
Fifth Amendment and Agreement to the First Amended and Restated Credit and Guarantee Agreement dated as of August 16, 2005, incorporated by reference to Exhibit 10.1 to Belden & Blake’s 8-K filed on October 1, 2009).

10.11	*	Sixth Amendment and Agreement to the First Amended and Restated Credit and Guarantee Agreement dated as of August 16, 2005.

14.1		Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 14.1 to Belden & Blake Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

23.1	*	Consent of Independent Petroleum Engineering Consultants.

31.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Wright & Company, Inc. Reserve Report.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION
March 26, 2010	By:	/s/ Mark A. Houser
Date		Mark A. Houser, Chief Executive Officer, Chairman of the Board of Directors and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark A. Houser
Mark A. Houser	Chief Executive Officer Chairman of the Board of Directors and Director (Principal Executive Officer)	March 26, 2010 Date

/s/ James M. Vanderhider
James M. Vanderhider	President, Chief Financial Officer and Director (Principal Financial Officer)	March 26, 2010 Date

/s/ Frederick J. Stair
Frederick J. Stair	Vice President of Accounting (Principal Accounting Officer)	March 26, 2010 Date

/s/ Kenneth Mariani
Kenneth Mariani	Senior Vice President, Chief Operating Officer and Director	March 26, 2010 Date

/s/ Matthew Coeny
Matthew Coeny	Director	March 26, 2010 Date

BELDEN & BLAKE CORPORATION
INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES
Item 15(a) (1) and (2)
All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Belden & Blake Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Belden & Blake Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Partnership adopted Accounting Standards Update No. 2010-3, “Oil and Gas Reserve Estimation and Disclosures” on December 31, 2009.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
March 26, 2010

BELDEN & BLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$46,740	$22,816
Accounts receivable (less accumulated provision for doubtful accounts: December 31, 2009 — $393; December 31, 2008 — $312)	11,821	19,244
Inventories	828	1,004
Deferred income taxes	8,272	7,946
Other current assets	183	332
Fair value of derivatives	413	430

Total current assets	68,257	51,772

Property and equipment, at cost
Oil and gas properties (successful efforts method)	684,787	735,398
Gas gathering systems	1,275	1,413
Land, buildings, machinery and equipment	2,566	2,836

	688,628	739,647
Less accumulated depreciation, depletion and amortization	151,208	124,175

Property and equipment, net	537,420	615,472
Fair value of derivatives	478	868
Other assets	1,923	1,352

	$608,078	$669,464

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$1,696	$2,522
Accounts payable — related party	910	1,048
Accrued expenses	16,136	19,251
Current portion of long-term liabilities	238	25,237
Fair value of derivatives	21,098	20,520

Total current liabilities	40,078	68,578

Long-term liabilities
Bank and other long-term debt	43,929	74,938
Senior secured notes	162,287	163,302
Subordinated promissory note — related party	30,491	27,623
Asset retirement obligations and other long-term liabilities	22,990	23,863
Fair value of derivatives	66,876	101,570
Deferred income taxes	137,286	133,039

Total long-term liabilities	463,859	524,335

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized; 1,534 shares issued	—	—
Additional paid in capital	142,500	122,500
Accumulated deficit	(29,978)	(32,754)
Accumulated other comprehensive loss	(8,381)	(13,195)

Total shareholder’s equity	104,141	76,551

	$608,078	$669,464

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Year Ended December 31,
	2009	2008	2007

Revenues
Oil and gas sales	$61,761	$145,398	$114,427
Gas gathering and marketing	5,894	12,254	10,275
Other	969	774	438

	68,624	158,426	125,140

Expenses
Production expense	20,955	26,342	24,585
Production taxes	1,098	3,054	2,265
Gas gathering and marketing	5,492	10,252	8,640
Exploration expense	3,925	2,543	1,935
General and administrative expense	7,785	8,188	8,236
Depreciation, depletion and amortization	37,046	35,560	36,087
Impairment of goodwill	—	90,076	—
Impairment of oil and gas properties	30,445	3,924	31
Accretion expense	1,304	1,412	1,290
Gain on sale of assets	(34,929)	—	—
Derivative fair value (gain) loss	(29,631)	(55,940)	78,120

	43,490	125,411	161,189

Operating (loss) income	25,134	33,015	(36,049)

Other expense (income)
Interest expense	20,612	22,818	23,712
Other income, net	(131)	(495)	(516)

Income (loss) before income taxes	4,653	10,692	(59,245)
Provision (benefit) for income taxes	1,877	39,636	(23,923)

Net income (loss)	$2,776	$(28,944)	$(35,322)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
	Common	Common	Paid in	Retained Earnings	Comprehensive	Total
	Shares	Stock	Capital	(Accumulated Deficit)	Income	Equity
January 1, 2007	2	—	$125,000	$41,262	$(22,559)	$143,703
Comprehensive income (loss):
Net loss				(35,322)		(35,322)
Other comprehensive income (loss), net of tax:
Change in derivative fair value					4,371	4,371
Reclassification adjustment for derivative (gain) loss reclassified into earnings					(779)	(779)

Total comprehensive income						(31,730)
Dividends				(9,750)		(9,750)

December 31, 2007	2	—	$125,000	$(3,810)	$(18,967)	$102,223
Comprehensive income (loss):
Net loss				(28,944)		(28,944)
Other comprehensive income (loss), net of tax:
Change in derivative fair value					(409)	(409)
Reclassification adjustment for derivative (gain) loss reclassified into earnings					6,181	6,181

Total comprehensive income						(23,172)
Dividends			(2,500)	—		(2,500)

December 31, 2008	2	—	$122,500	$(32,754)	$(13,195)	$76,551
Comprehensive income (loss):
Net income				2,776		2,776
Other comprehensive income (loss), net of tax:
Reclassification adjustment for derivative (gain) loss reclassified into earnings					4,814	4,814

Total comprehensive income						7,590
Capital contribution			20,000	—		20,000

December 31, 2009	2	—	$142,500	$(29,978)	$(8,381)	$104,141

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year	For the Year	For the Year
	Ended December 31,	Ended December 31,	Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,776	$(28,944)	$(35,322)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,046	35,560	36,087
Impairment of goodwill	—	90,076	—
Impairment of oil and gas properties	30,445	3,924	31
Accretion expense	1,304	1,412	1,290
(Gain) loss on disposal of property and equipment	(34,929)	—	(75)
Amortization of derivatives and other noncash derivative activities	(24,387)	(46,064)	84,901
Exploration expense	2,666	1,974	610
Deferred income taxes	771	39,636	(23,923)
Other non-cash expense	3,197	747	2,783
Change in operating assets and liabilities, net of effects of acquisition and disposition of businesses:
Accounts receivable and other current assets	7,572	(1,135)	1,734
Inventories	110	147	(266)
Accounts payable and accrued expenses	(2,624)	(630)	219

Net cash provided by operating activities	23,947	96,703	68,069

Cash flows from investing activities:
Proceeds from property and equipment disposals	53,175	3,049	267
Exploration expense	(2,666)	(1,974)	(610)
Additions to property and equipment	(11,574)	(28,620)	(22,696)
(Increase) decrease in other assets	(51)	54	(10)

Net cash provided by (used in) investing activities	38,884	(27,491)	(23,049)

Cash flows from financing activities:
Debt redetermination costs	(1,470)	—	—
Payment to shareholders and optionholders or dividends	—	(2,500)	(9,750)
Capital contributions	20,000	—	—
Settlement of derivative liabilities recorded in purchase accounting	(1,358)	(59,901)	(29,659)
Proceeds from revolving line of credit	—	—	6,500
Repayment of revolving line of credit	(56,000)	—	(2,000)
Repayment of long-term debt and other obligations	(79)	(9)	(24)

Net cash used in financing activities	(38,907)	(62,410)	(34,933)

Net increase in cash and equivalents	23,924	6,802	10,087

Cash and cash equivalents at beginning of period	22,816	16,014	5,927

Cash and cash equivalents at end of period	$46,740	$22,816	$16,014

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
FASB accounting guidance requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change could potentially result in an impairment.
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

Principles of Consolidation and Financial Presentation
The accompanying consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Property and Equipment
We use the “successful efforts” method of accounting for our oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry holes and costs of carrying and retaining undeveloped properties, are expensed as incurred. The costs of carrying and retaining undeveloped properties include delay rental payments made on new and existing leases, ad valorem taxes on existing leases and the cost of previously capitalized leases which are written off because the leases were dropped or expired. Exploratory dry hole costs include the costs associated with drilling an exploratory well that has been determined to be a dry hole. The capitalized costs of our producing oil and natural gas properties are depreciated and depleted by the units-of-production method based on the ratio of current production to estimated total net proved oil and natural gas reserves as estimated by independent petroleum engineers. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold, platform, and pipeline costs. No gains or losses are recognized upon the disposition of oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit-of-production amortization rate. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.
Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense. We recorded impairments of $3.6 million, $783,000 and $31,000 in 2009, 2008 and 2007, respectively, which reduced the book value of unproved oil and gas properties to their estimated fair value.
Gas gathering systems are stated at cost. Depreciation expense is computed using the straight-line method over 15 years.

Land, buildings, machinery and equipment are stated at cost. Depreciation of non-oil and gas properties is computed using the straight-line method over the useful lives of the assets ranging from 3 to 15 years for machinery and equipment and 30 to 40 years for buildings. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is expensed as incurred, and significant renewals and betterments are capitalized.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. In performing the review for long-lived asset recoverability during 2009, we recorded $26.8 million of impairments which reduced the book value of proved properties to their estimated fair value. In performing the review for long-lived asset recoverability during 2008, we recorded $3.1 million of impairments which reduced the book value of proved properties to their estimated fair value. No impairment was recorded in 2007. Fair value was based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.
Goodwill and Other Intangible Assets
Under FASB accounting guidance, goodwill and indefinite lived intangible assets are not amortized but are reviewed for impairment annually or if certain impairment indicators arise. Separately identifiable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).
As described in Note 1, we recorded goodwill associated with the Transaction which resulted in goodwill of $90.1 million at December 31, 2007. In accordance with FASB accounting guidance, goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2008, we performed our annual assessment of impairment of the goodwill and determined that there was no impairment. In the fourth quarter of 2008, we recorded a goodwill impairment charge of $90.1 million due to the significant drop in oil and gas prices. There is no Goodwill as of December 31, 2009, or 2008.
At December 31, 2009 and 2008, we had $1.2 million and $717,000, respectively, of deferred debt issuance costs. Deferred debt issuance costs are being amortized over their respective terms. Amortization expense related to deferred debt issuance costs was $936,000 in 2009, $424,000 in 2008 and 2007. At December 31, 2009, the amortization of deferred debt issuance costs in the next five years is as follows: $840,000 in 2010, $387,000 in 2011, $10,000 in 2012 and none in 2013 or 2014.
Revenue Recognition
Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2009 or 2008. Oil and gas marketing revenues are recognized when title passes.

Income Taxes
We use the asset and liability method of accounting for income taxes under FASB accounting guidance. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the benefits will not be realized.
Stock-Based Compensation
We had no outstanding stock options or stock-based compensation activity in the years ended December 31, 2007, 2008 or 2009.
Derivatives and Hedging
In accordance with FASB accounting guidance, we recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not designated as cash flow hedges are adjusted to fair value through net income (loss). Under FASB accounting guidance, changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). Deferred gains and losses on terminated commodity hedges will be recognized as increases or decreases to oil and gas revenues during the same periods in which the underlying forecasted transactions impact earnings. If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction will not occur, deferred gains or losses are recognized in earnings immediately. See Note 5.
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
Asset Retirement Obligations
We follow FASB accounting guidance which requires us to recognize a liability for the fair value of its asset retirement obligations associated with our tangible, long-lived assets. The majority of our asset retirement obligations relate to the plugging and abandonment (excluding salvage value) of our oil and gas properties. There has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows.

A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Beginning asset retirement obligations	$23,885	$22,264
Liabilities incurred	9	565
Liabilities settled	(2,115)	(399)
Accretion expense	1,304	1,412
Revisions in estimated cash flows	—	43

Ending asset retirement obligations	$23,083	$23,885

As of December 31, 2009 and 2008, $229,000 of our ARO liability is classified as current.
(3) New Accounting Pronouncements
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
In March 2008, the FASB issued new accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities and their effect on an entity’s financial position, financial performance and cash flows. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new accounting guidance on January 1, 2009.
In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending on or after December 31, 2009. We adopted the new disclosure requirements in this Form 10-K.

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
In January 2010, the FASB issued ASU No. 2010-03, Extractive Activities — Oil and Gas (Topic 932), to align the oil and natural gas reserve estimation and disclosure requirements of Topic 932 with the SEC’s final rule, Modernization of Oil and Gas Reporting. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. We adopted the provisions of ASU 2010-03 in our consolidated financial statements for the year ended December 31, 2009.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), which provides amendments to Topic 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements and (iv) the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 31, 2009. We will adopt ASU 2010-06 for the quarter ending March 31, 2010, and we have not yet determined the impact, if any, on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855), to amend the disclosure requirements of events that occur after the balance sheet date but before financial statements are issued or are available to be issued that was issued by the FASB in May 2009. Entities that are SEC filers (as defined in ASU No. 2010-09) are required to evaluate subsequent events through that date that the financial statements are issued, while non-SEC filers are required to evaluate subsequent events through the date that the financial statements are available to be issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance. We adopted the provisions of ASU 2010-09 in our consolidated financial statements for the year ended December 31, 2009.
No other new accounting pronouncements issued or effective during the year ended December 31, 2009 have had or are expected to have a material impact on our consolidated financial statements.
(4) Dispositions
In November 2009, we sold undeveloped acreage in Bradford County, Pennsylvania for $35.8 million. We recorded a gain of $34.9 million on the sale.
In July 2009, we sold our coalbed methane properties in Pennsylvania for $16.7 million.
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
From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and to support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At December 31, 2009, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps, which were placed with major financial institutions that we believe are a minimal credit risk. Qualifying derivative financial instruments are designated as cash flow hedges. The effective portion of changes in fair value of the derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time the hedged items impact earnings. The changes in fair value of non-qualifying derivative contracts will be reported in the consolidated statements of operations as derivative fair value (gain) loss. As of December 31, 2009 and 2008, all derivatives were accounted for as mark to market.
We use NYMEX-based commodity derivative contracts to hedge natural gas, because our natural gas production is sold pursuant to NYMEX-based sales contracts. Beginning July 7, 2004, we had ineffectiveness on the natural gas swaps due to purchase accounting, which created non-zero value derivatives at the time of the Merger. Our NYMEX crude oil swaps were highly effective and were designated as cash flow hedges through August 16, 2005. At August 16, 2005, our oil swaps no longer qualified for cash flow hedge accounting because the assessment of effectiveness indicated that they may not be highly effective on an on-going basis. This occurred due to the application of purchase accounting to the derivatives, which created non-zero value derivatives at the time of the Transaction. The changes in fair value of the oil swaps subsequent to August 15, 2005 and the ineffective portion of the natural gas swaps from July 7, 2004 through June 30, 2006 are recorded as “Derivative fair value gain or loss.” As of July 1, 2006, we determined that our gas swaps were no longer highly effective and, therefore, could no longer be designated as cash flow hedges. Changes in the fair value of the gas derivatives from that date forward are recorded in derivative fair value gain/loss. Previously, deferred gains or losses on these gas derivatives are recognized as increases or decreases to gas sales revenues during the same periods in which the underlying forecasted transactions impact earnings.
During 2009 and 2008, net losses of $7.9 million ($4.8 million after tax) and $10.2 million ($6.2 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The fair value of open hedges in accumulated other comprehensive income increased $677,000 ($409,000 after tax) in 2008. At December 31, 2009, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $3.7 million after tax. At December 31, 2009, we have partially hedged our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivatives (including settled contracts) at December 31, 2009:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
Year Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
December 31, 2010	8,938	$4.28	175	$28.86	7,666	$0.243
December 31, 2011	8,231	4.19	157	28.77	5,110	0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At December 31, 2009, we had interest rate swaps in place on $43.5 million of our outstanding debt under the revolving credit facility through September 30, 2013. The swaps provide 1-month LIBOR fixed rates at 4.10% on $43.5 million through September 2013, plus the applicable margin. These interest rate swaps do not qualify for hedge accounting, therefore, all changes in the fair value of these swaps are recorded in derivative fair value gain/loss. At December 31, 2009, the fair value of the interest rate swap represented an unrealized loss of $2.4 million.
At December 31, 2009, the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Oil and natural gas commodity contracts	$864	$1,298	$(85,593)	$(118,547)
Interest rate swaps	27	—	(2,381)	(3,543)

Total fair value	$891	$1,298	$(87,974)	$(122,090)

Location of derivatives in our consolidated balance sheets:

Derivative asset	$413	$430	$—	$—
Long-term derivative asset	478	868	—	—
Derivative liability	—	—	(21,098)	(20,520)
Long-term derivative liability	—	—	(66,876)	(101,570)

	$891	$1,298	$(87,974)	$(122,090)

The net amount due under these derivative contracts may become due and payable if our Amended Credit Agreement or our senior secured notes become due and payable due to an event of default.

The following table presents the impact of derivatives and their location within the statement of operations:

	For the year ended
	December 31,
	2009	2008	2007
The following amounts are recorded in Oil and gas sales:
Unrealized losses:
Oil and natural gas commodity contracts reclassified into earnings	$(7,893)	$(9,163)	$(7,109)

The following amounts are recorded in Interest expense:
Realized losses (gains):
Interest rate swaps	$—	$1,009	$(477)

The following are recorded in Derivative fair value (gain) loss:
Unrealized (gains) losses:
Oil and natural gas commodity contracts	$(32,437)	$(118,210)	$47,882
Interest rate swaps	(1,189)	3,044	579

Total	(33,626)	(115,166)	48,461

Realized (gains) losses:
Oil and natural gas commodity contracts	1,438	58,956	29,659
Interest rate swaps	2,557	270	—

Total	3,995	59,226	29,659

Derivative fair value (gain) loss	$(29,631)	$(55,940)	$78,120

(6) Details of Balance Sheets

	December 31,
	2009	2008
	(in thousands)	(in thousands)
Accounts receivable
Accounts receivable	$3,022	$3,884
Allowance for doubtful accounts	(393)	(312)
Oil and gas production receivable	9,192	15,672

	$11,821	$19,244

Inventories
Oil	$602	$755
Natural gas	—	—
Material, pipe and supplies	226	249

	$828	$1,004

Property and equipment, gross oil and gas properties
Producing properties	$622,941	$662,473
Non-producing properties
Proved	52,428	58,995
Unproved	9,418	13,930
Other	—	—

	$684,787	$735,398

Land, buildings, machinery and equipment
Land, buildings and improvements	$837	$838
Machinery and equipment	1,729	1,998

	$2,566	$2,836

Accrued expenses
Accrued interest expense	$6,397	$6,418
Accrued other expenses	3,022	3,402
Accrued general and administrative expense	1,576	1,263
Accrued lease operating expense	1,224	1,172
Accrued drilling and completion costs	273	1,727
Ad valorem and other taxes	702	968
Undistributed production revenue	2,942	4,301

	$16,136	$19,251

(7) Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Senior secured notes	$159,475	$159,475
Bank revolving credit facility	43,876	99,876
Subordinated promissory note (related party)	30,491	27,623
Other	62	70

	233,904	287,044
Less current portion	9	25,008

Long-term debt	233,895	262,036
Fair value adjustment — senior secured notes	2,812	3,827

	$236,707	$265,863

Senior Secured Notes due 2012
We have $159.5 million of our Senior Secured Notes outstanding as of December 31, 2009 and 2008. As a result of the application of purchase accounting, the Senior Secured Notes were recorded as a liability based on the estimated fair value of $200.7 million on the Transaction date. Subsequent accretion of the premium and repurchase of bonds reduced this amount to $162.3 million at December 31, 2009. The fair value adjustment of $2.8 million is shown separately in the table above. The accretion of $938,000 and $1.0 million was recorded as a reduction of interest expense in 2008 and 2009. The Senior Secured Notes mature July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year at 8.75% based on the face amount of $159.5 million (for an effective rate of 7.946% based on the fair value on the Transaction date). The Senior Secured Notes are secured on a second-priority lien on the same assets subject to the liens securing our obligations under the Amended Credit Agreement. The Senior Secured Notes are subject to redemption at our option at specific redemption prices.

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

The Amended Credit Agreement provides for a revolving credit line in the aggregate principal amount of $100 million and a hedge letter of credit facility in the aggregate principal amount of $40 million. At December 31, 2009, the borrowing base was $65 million. The outstanding balance at December 31, 2009 was $43.9 million. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.
The obligations under the Amended Credit Agreement are secured by a first lien security interest in substantially all of our assets. The obligations under the Amended Credit Agreement are further secured by a pledge of 100% of our capital stock held by Capital C, our parent.
The Amended Credit Agreement contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase our stock; pay principal and interest on certain subordinated debt; make certain types of investments; sell assets or merge with another entity; pledge or otherwise encumber our capital stock; or enter into transactions with affiliates. The Amended Credit Agreement also requires compliance with customary financial covenants, including a minimum interest coverage ratio, a maximum senior secured leverage ratio and a minimum current ratio.
On September 25, 2009, Belden & Blake Corporation entered into the Fifth Amendment to Credit Agreement. The Credit Agreement was amended to (1) reduce the borrowing base to $65 million, (2) extend the termination date by one year to August 16, 2011, (3) decrease the aggregate amount of the revolving commitments to $100 million, and (4) make certain other amendments to the Credit Agreement.
At December 31, 2009, we had an Amended Credit Agreement comprised of a five-year $100 million revolving facility with a borrowing base of $65 million, of which $43.9 million was outstanding at December 31, 2009. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.
On March 23, 2010, we entered into the Sixth Amendment to the Credit Agreement. The Credit Agreement was amended to (1) add a maximum senior secured leverage ratio of 2.00 : 1.00, (2) eliminate the maximum leverage ratio beginning December 31, 2009, (3) amend the minimum interest coverage ratio to 1.75 : 1.0 and (4) make certain other amendments to the Credit Agreement.
At December 31, 2009, we were in compliance with such financial covenants under the Sixth Amendment to Credit Agreement dated March 23, 2010. Our senior secured leverage ratio was 1.10 : 1.0 and the interest coverage ratio was 1.96 : 1.0.

Borrowings under the revolving credit line will be used by us for general corporate purposes. In accordance with the terms of the Amended Credit Agreement, letters of credit issued under the hedge letter of credit commitment and any related borrowings are to be used solely to secure payment of our obligations under the J. Aron Swap (defined hereinafter).
In connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the Subordinated Note made on August 16, 2005. Interest payments on the Subordinated Note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. We made a cash payment of $616,000 and borrowed an additional $1.9 million against the Subordinated Note for interest payments in 2007. We made cash payments of $2.0 million and borrowed an additional $677,000 against the Subordinated Note for interest payments in 2008. We made no cash payments in 2009 and borrowed an additional $2.9 million against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to the Fourth Amendment to our credit agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, the J. Aron Swap and the Senior Secured Notes.
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
At December 31, 2009, the aggregate long-term debt maturing in the next five years is as follows: $9,000 (2010); $43.9 million (2011); $190.0 million (2012); $12,000 (2013) and $20,000 (2014 and thereafter). Our term loan facility requires mandatory prepayments annually based on the calculation of excess cash flow, as defined in the agreement.

(8) Leases
We lease natural gas compressors under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $3.0 million in 2009, $3.8 million in 2008 and $3.1 million in 2007.
Future minimum commitments under leasing arrangements as of December 31, 2009 were as follows:

Operating
As of December 31, 2009	Leases
(in thousands)
2010	$4,482
2011	2,818
2012	—
2013	—
2014 and thereafter	—

Total minimum rental payments	$7,300

(9) Goodwill
FASB accounting guidance requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change could potentially result in an impairment.
The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. As we have only one reporting unit, the reporting unit used for testing will be the entire company. The fair value of the reporting unit is determined and compared to the book value of that reporting unit. The fair value of the reporting unit is based on estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. In the fourth quarter of 2008, we recorded a goodwill impairment charge of $90.1 million in the due to the significant drop in oil and gas prices. There was no goodwill as of December 31, 2009 or 2008.
(10) Impairment of Proved Oil and Gas Properties
For the years ended December 31, 2009 and 2008, we reviewed our oil and gas properties for impairment as prescribed by FASB accounting guidance. In 2009, as a result of this evaluation an impairment of $23.7 million was recorded in the second quarter of 2009 to proved properties in the coalbed methane formation in Pennsylvania, which was reduced by $1.3 million in the third quarter. We also recorded an impairment of $4.4 million during the fourth quarter to proved properties in the Marcellus shale formation in Pennsylvania. In 2008, as a result of this evaluation an impairment of $1.9 million was recorded during the fourth quarter to proved properties in the Utica Shale formation in Ohio and other unproved properties. We also recorded an impairment of $2.0 million during the second quarter of 2008 to proved properties in the Utica Shale formation in Ohio.

(11) Taxes
The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle includes the following (in thousands):

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Current
Federal	$849	$—	$(525)
State	—	—	—

	849	—	(525)

Deferred
Federal	813	35,076	(20,499)
State	215	4,560	(2,899)

	1,028	39,636	(23,398)

Total	$1,877	$39,636	$(23,923)

The effective tax rate for income from continuing operations before cumulative effect of change in accounting principle differs from the U.S. federal statutory tax rate as follows:

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	4.6	4.6	4.6
Permanent differences related to goodwill impairment	—	333.1	—
Other, net	0.7	(2.0)	0.8

Effective income tax rate for the period	40.3%	370.7%	40.4%

Changes in the effective state tax rate due to changes in the state apportionment rates are included in state income taxes, net of federal income tax benefit.

Significant components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Deferred income tax liabilities:
Property and equipment, net	$190,088	$213,795
Other, net	2,732	3,885

Total deferred income tax liabilities	192,820	217,680
Deferred income tax assets:
Accrued expenses	881	881
Asset retirement obligations	9,098	8,620
Fair value of derivatives	43,420	56,984
Net operating loss carryforwards	15,444	32,226
Senior Secured Notes	2,913	2,913
Tax credit carryforwards	2,623	1,775
Other, net	903	664
Valuation allowance	(11,476)	(11,476)

Total deferred income tax assets	63,806	92,587

Net deferred income tax liability	$129,014	$125,093

Long-term liability	$137,286	$133,039
Current asset	(8,272)	(7,946)

Net deferred income tax liability	$129,014	$125,093

At December 31, 2009, we had approximately $26.1 million of net operating loss carryforwards available for federal income tax reporting purposes. These net operating loss carryforwards, if unused, will expire in 2019 through 2025. We also had state net operating losses aggregating $258 million, which expire between 2010 and 2025. The net operating losses are subject to annual limitations due to IRC Section 382 as a result of the Merger in 2004 and the Transaction in 2005. FASB accounting guidance requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We do not believe the application of Section 382 hinders our ability to utilize the federal net operating losses and, accordingly, no valuation allowance has been recorded. The valuation allowance of $11.5 million relates to certain state net operating loss carryforwards which we estimate would expire before they could be used. We have alternative minimum tax credit carryforwards of approximately $2.6 million, which have no expiration date.
FASB accounting guidance requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FASB accounting guidance.
(12) Stock Option Plans
We have a 1997 non-qualified stock option plan under which we are authorized to issue up to 1,466 shares of common stock to officers and employees. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options expire on the tenth anniversary of the grant date unless cessation of employment causes earlier termination. No options were granted during 2007, 2008 or 2009 and as of December 31, 2009, no options were outstanding under the plan.

(13) Commitments and Contingencies
The Company is involved in several lawsuits arising in the ordinary course of business. The Company believes that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

(14) Supplemental Disclosure of Cash Flow Information

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Cash paid during the period for:
Interest	$17,909	$22,764	$17,939
Income taxes, net of refunds	1,100	—	—
Non-cash investing and financing activities:
Non-cash additions to property and equipment	(273)	(1,728)	(1,296)
Non-cash additions to debt	(2,868)	(692)	(1,931)
(15) Fair Value of Financial Instruments
The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The amounts in the financial statements for cash equivalents, accounts receivable and notes receivable approximate fair value due to the short maturities of these instruments. The recorded amounts of outstanding bank and other long-term debt approximate fair value because interest rates are based on LIBOR or the prime rate or due to the short maturities. The $159.5 million (face amount) of our Senior Secured Notes due 2012 had an approximate fair value of $148.3 million at December 31, 2009 based on quoted market prices.
From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage its exposure to natural gas or oil price volatility. We employ a policy of hedging gas production sold under NYMEX-based contracts by selling NYMEX-based commodity derivative contracts. Our NYMEX crude oil swaps are sold locally at posted price which is different from the NYMEX price. Historically there has been a high correlation between the posted price and NYMEX. The contracts may take the form of futures contracts, swaps, collars or options which are placed with major financial institutions that we believe are minimal credit risks. At December 31, 2008, our derivative contracts consisted of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps. At December 31, 2009, the fair value of futures contracts covering 2010 through 2013 oil and gas production represented an unrealized loss of $84.7 million. At December 31, 2009, the fair value of our interest rate futures contracts covering 2010 through September 2013 represented an unrealized loss of $2.4 million.

(16) Fair Value Measurements
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
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
At December 31, 2009:
Derivative instruments	$(87,083)	$—	$(87,083)	$—
At December 31, 2008:
Derivative instruments	(120,792)	—	(120,792)	—
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
Proved oil and gas properties with a carrying amount of $45.5 million were written down to their fair value of $18.7 million, resulting in a pretax impairment charge of $26.8 million for the year ended December 31, 2009. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include our estimate of future gas and oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk adjusted discount rates and other relevant data.

(17) Supplementary Information on Oil and Gas Activities (Unaudited)
The following disclosures of costs incurred related to oil and gas activities from continuing operations are presented in accordance with FASB accounting guidance.

	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Acquisition costs:
Proved properties	$—	$1,504	$107
Unproved properties	1,282	802	567
Developmental costs	8,357	26,845	21,910
Exploratory costs	3,925	2,543	1,935

	$13,564	$31,694	$24,519

Capitalized costs relating to oil and natural gas producing activities are as follows.

	December 31,	December 31,
	2009	2008
Proved oil and natural gas properties	$675,371	$721,470
Unproved oil and natural gas properties	9,418	13,931

	684,789	735,401
Accumulated depreciation, depletion and	(149,442)	(122,667)

Net capitalized costs	$535,347	$612,734

Estimated Proved Oil and Gas Reserves (Unaudited)
Our estimated proved developed and estimated proved undeveloped reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods being used at the time the estimates were made. The estimates of proved reserves as of December 31, 2009, 2008 and 2007 have been prepared by Wright & Company, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated:

	Oil	Gas
	(Mbbl)	(Mmcf)	Mmcfe
January 1, 2007	5,181	233,011	264,096
Extensions and discoveries	153	4,853	5,771
Purchase of reserves in place	—	5,340	5,340
Revisions of previous estimates	163	(2,647)	(1,668)
Production	(348)	(13,357)	(15,445)

December 31, 2007	5,149	227,200	258,094
Extensions and discoveries	78	6,415	6,883
Purchase of reserves in place	22	61	193
Revisions of previous estimates	(1,082)	(20,625)	(27,117)
Production	(334)	(13,217)	(15,221)

December 31, 2008	3,833	199,834	222,832
Extensions and discoveries	145	2,242	3,112
Purchase of reserves in place	—	—	—
Divestiture of reserves	—	(17,753)	(17,753)
Revisions of previous estimates	794	(9,314)	(4,550)
Production	(324)	(12,034)	(13,978)

December 31, 2009	4,448	162,975	189,663

Proved developed reserves
December 31, 2007	3,890	186,765	210,105

December 31, 2008	3,559	176,340	197,694

December 31, 2009	3,438	151,995	172,623

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)
The following tables present a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil, natural gas and natural gas liquids reserves. In computing this data, assumptions other than those required by the SEC could produce different results. Accordingly, the data should not be construed as representative of the fair market value of our estimated proved oil, natural gas and natural gas liquids reserves. The following assumptions have been made:
•	Future cash inflows were based on prices used in estimating our proved oil, natural gas and natural gas liquids reserves. Future price changes were included only to the extent provided by existing contractual agreements.
•	Future development and production costs were computed using year end costs assuming no change in present economic conditions.
•	Future net cash flows were discounted at an annual rate of 10%.
•	Future income taxes were computed using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.

The standardized measure of discounted future net cash flows relating to estimated proved oil and gas reserves is presented below:

	December 31,
	2009	2008	2007
	(in thousands)
Estimated future cash inflows (outflows)
Revenues from the sale of oil and gas	$958,416	$1,431,631	$2,190,884
Production costs	(388,247)	(534,167)	(590,328)
Development costs	(47,016)	(57,491)	(152,465)
Future income taxes	(148,529)	(262,865)	(497,904)

Future net cash flows	374,624	577,108	950,187
10% timing discount	(207,813)	(324,433)	(561,301)

Standardized measure of discounted future net cash flows	$166,811	$252,675	$388,886

At December 31, 2009, as specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during 2009 determined using the price on the first day of each month, except for volumes subject to fixed price contracts.
The following table sets forth the weighted average prices during the 12-month period before the ending date covered by this report as determined by an arithmatic unweighted average of the first day of the month price for each month within such period, including fixed price contracts, for oil and gas used in determining our estimated proved reserves. We do not include our natural gas and crude oil derivative financial instruments, consisting of natural gas and crude oil swaps and natural gas basis differential swaps in the determination of our oil and gas reserves.

December 31,
2009
Gas (per Mcf)	$4.34
Oil (per Bbl)	56.33

The principal sources of changes in the standardized measure of future net cash flows are as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Beginning of year	$252,675	$388,886	$299,481
Sale of oil and gas, net of production costs	(47,601)	(125,165)	(96,317)
Extensions and discoveries, less related estimated future development and production costs	3,797	9,514	14,720
Previously estimated development costs incurred during the period	—	26,845	21,910
Purchase of reserves in place less estimated future production costs	—	643	2,728
Sale of reserves in place less estimated future production costs	(19,988)	—	—
Changes in estimated future development costs	751	31,949	(7,337)
Revisions of previous quantity estimates	(7,374)	(47,442)	(237)
Net changes in prices and production costs	(79,091)	(195,400)	196,244
Change in income taxes	47,752	101,046	(75,511)
Accretion of 10% timing discount	31,253	38,889	29,948
Changes in production rates (timing) and other	(15,363)	22,910	3,257

End of period	$166,811	$252,675	$388,886

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
Major Customers
During 2009, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $14.4 million, $14.3 million and $13.3 million, respectively. During 2008, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $32.3 million, $30.7 million and $22.9 million, respectively. During 2007, we had three customers that each accounted for 10% or more of consolidated revenues with sales of $26.3 million, $18.9 million and $18.1 million, respectively.

(19) Quarterly Results of Operations (Unaudited)
The results of operations for the four quarters of 2009 and 2008 are shown below (in thousands).

	First	Second	Third	Fourth

2009
Operating revenues	$17,110	$17,367	$17,022	$17,125
Gross profit	(2,202)	(74)	117	1,298
Net (loss) income	13,242	(26,366)	(3,616)	19,516

2008
Operating revenues	$34,307	$50,302	$45,463	$28,354
Gross profit	15,526	30,884	24,926	8,565
Net (loss) income	(11,634)	(58,907)	91,705	(50,108)
(20) Related Party Transactions
On March 15, 2006, we entered into a joint operating agreement with EnerVest Operating, L.L.C. (“EnerVest Operating”), a subsidiary of EnerVest. The joint operating agreement was effective October 1, 2005 and resulted in expense to us of $6.0 million in 2007, $6.6 million in 2008 and $6.1 million in 2009 for overhead fees. We also paid $7.5 million in 2007, $7.1 million in 2008 and $5.9 million in 2009 for field labor, vehicles and district office expense; $331,000 in 2007, $265,000 in 2008 and $82,000 in 2009 for drilling overhead fees and $1.2 million in 2007, $1.0 million in 2008 and $1.2 million in 2009 for drilling labor costs related to this agreement.
As of December 31, 2009, we owed EnerVest Operating $310,000 and owed EnerVest $600,000.
In connection with the Transaction, we executed a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. Under the note, Capital C loaned $25 million to us on August 16, 2005 in connection with the Transaction. The note accrues interest at 10% per year and matures on August 16, 2012. We received a fairness opinion from an unrelated financial services firm with respect to the terms of the note made on August 16, 2005. Interest payments on the note are due quarterly commencing September 30, 2005. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. The amount due under the note at December 31, 2009 was $30.5 million. In 2007, we made a cash payment of $616,000 and borrowed an additional $1.9 million against the Note for interest payments. In 2008, we made cash payments of $2.0 million and borrowed and additional $677,000 against the Note for interest payments. In 2009 we borrowed $2.9 million against the Note for interest payments.
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
(21) Subsequent Event
During 2010 the Company has committed to a plan to sell our deep rights on some additional undeveloped acreage in Pennsylvania.