Form 10-Q
period 2010-06-30
BELDEN & BLAKE CORP /OH/
filed 2010-08-12
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
As of July 31, 2010, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$80,807	$46,740
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2010 — $583; December 31, 2009 — $393)	10,122	11,821
Inventories	821	828
Deferred income taxes	5,047	8,272
Assets held for sale	763	—
Other current assets	487	183
Derivative asset	668	413

Total current assets	98,715	68,257

Property and equipment, at cost
Oil and gas properties (successful efforts method)	683,354	684,787
Gas gathering systems	1,245	1,275
Land, buildings, machinery and equipment	2,421	2,566

	687,020	688,628
Less accumulated depreciation, depletion and amortization	165,604	151,208

Property and equipment, net	521,416	537,420
Long-term derivative asset	438	478
Other assets	1,500	1,923

	$622,069	$608,078

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$1,331	$1,696
Accounts payable — related party	448	910
Accrued expenses	16,017	16,136
Current portion of long-term liabilities	238	238
Derivative liability	14,092	21,098

Total current liabilities	32,126	40,078

Long-term liabilities
Bank and other long-term debt	43,924	43,929
Senior secured notes	161,748	162,287
Subordinated promissory note — related party	31,251	30,491
Asset retirement obligations and other long-term liabilities	23,538	22,990
Long-term derivative liability	43,098	66,876
Deferred income taxes	145,606	137,286

Total long-term liabilities	449,165	463,859

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	142,500	142,500
Retained earnings (deficit)	4,609	(29,978)
Accumulated other comprehensive loss	(6,331)	(8,381)

Total shareholder’s equity	140,778	104,141

	$622,069	$608,078

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2010	2009	2010	2009
Revenues
Oil and gas sales	$15,664	$15,846	$31,353	$30,862
Gas gathering and marketing	1,215	1,326	2,805	3,246
Other	155	195	293	369

	17,034	17,367	34,451	34,477

Expenses
Production expense	4,997	4,989	9,966	11,219
Production taxes	265	231	600	553
Gas gathering and marketing	1,140	1,263	2,554	2,949
Exploration expense	240	790	381	2,315
Impairment of oil and gas properties	—	25,230	—	25,230
General and administrative expense	1,711	2,114	3,543	4,294
Depreciation, depletion and amortization	7,196	9,973	15,045	19,348
Accretion expense	326	339	645	670
Gain on sale assets	(28,485)	—	(28,485)	—
Derivative fair value (gain) loss	(147)	10,804	(24,222)	(20,423)

	(12,757)	55,733	(19,973)	46,155

Operating income (loss)	29,791	(38,366)	54,424	(11,678)

Other expense (income)
Interest expense	5,023	5,315	9,997	10,132
Other income, net	(33)	(33)	(51)	(100)

Income (loss) before income taxes	24,801	(43,648)	44,478	(21,710)
Provision (benefit) for income taxes	9,314	(17,282)	9,891	(8,586)

Net income (loss)	$15,487	$(26,366)	$34,587	$(13,124)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months	Six months
	ended June 30,	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$34,587	$(13,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,045	19,348
Accretion expense	645	670
Gain on disposal of oil and gas properties	(28,485)	—
Amortization of derivatives and other non-cash hedging activities	(21,249)	(17,740)
Exploration expense	344	1,345
Deferred income taxes	9,891	(8,586)
Impairment of oil and gas properties	—	25,230
Other non-cash items	(48)	2,144
Change in operating assets and liabilities
Accounts receivable and other current assets	2,158	7,747
Inventories	(31)	60
Accounts payable and accrued expenses	(1,034)	(2,629)

Net cash provided by operating activities	11,823	14,465

Cash flows from investing activities:
Additions to property and equipment	(1,804)	(6,743)
Proceeds from property and equipment disposals	30,581	746
Exploration expense	(344)	(1,345)
Increase in other assets	(71)	(57)

Net cash provided by (used in) investing activities	28,362	(7,399)

Cash flows from financing activities:
Repayment of long-term debt and other obligations	(72)	(15,074)
Debt financing costs	—	(350)
Settlement of derivative liabilities recorded in purchase accounting	(6,046)	(302)

Net cash used in financing activities	(6,118)	(15,726)

Net increase (decrease) in cash and cash equivalents	34,067	(8,660)
Cash and cash equivalents at beginning of period	46,740	22,816

Cash and cash equivalents at end of period	$80,807	$14,156

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2010
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
(2) Derivatives and Hedging
From time to time, we may enter into a combination of futures contracts, derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At June 30, 2010, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps which were placed with major financial institutions that we believe are a minimal credit risk. All of our derivative instruments are currently accounted for as non-qualifying derivative contracts. The changes in fair value of non-qualifying derivative contracts are reported in expense in the condensed consolidated statements of operations as derivative fair value gain.
We have certain derivative contracts that qualified for hedge accounting treatment in prior periods, as well as derivative contracts that were de-designated in prior periods. During the second quarters of 2010 and 2009, net losses of $343,000 ($214,000 after tax) and $603,000 ($365,000 after tax), respectively, were reclassified from accumulated other comprehensive loss to earnings. The value of open hedges in accumulated other comprehensive loss decreased $342,000 ($214,000 after tax) in the second quarter of 2010 and decreased $603,000 ($365,000 after tax) in the second quarter of 2009. During the first six months of 2010 and 2009, net losses of $3.7 million ($2.0 million after tax) and $4.7 million ($2.8 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The value of open hedges in accumulated other comprehensive income decreased $3.7 million ($2.0 million after tax) in the first six months of 2010 and decreased $4.7 million ($2.8 million after tax) in the first six months of 2009. At June 30, 2010, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $3.1 million after tax. At June 30, 2010, we have partially hedged our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivative contracts (including settled derivative contracts) at June 30, 2010:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
Quarter Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
September 30, 2010	2,234	$4.12	44	$28.82	1,932	$0.243
December 31, 2010	2,234	4.31	44	28.77	1,932	0.243

	4,468	$4.22	88	$28.80	3,864	$0.243

Year Ending
December 31, 2011	8,231	$4.19	157	$28.77	5,110	$0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At June 30, 2010, we had interest rate swaps in place through September 30, 2013 covering $43.5 million of our outstanding debt under the revolving credit facility, which currently matures on August 16, 2011. The swaps provide 1-month LIBOR fixed rates at 4.10% plus the applicable margin.
At June 30, 2010, the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Oil and natural gas commodity contracts	$1,106	$864	$(53,684)	$(85,593)
Interest rate swaps	—	27	(3,506)	(2,381)

Total fair value	$1,106	$891	$(57,190)	$(87,974)

Location of derivatives in our consolidated balance sheets:

Derivative asset	$668	$413	$—	$—
Long-term derivative asset	438	478	—	—
Derivative liability	—	—	(14,092)	(21,098)
Long-term derivative liability	—	—	(43,098)	(66,876)

	$1,106	$891	$(57,190)	$(87,974)

The net amount due under these derivative contracts may become due and payable if our Amended Credit Agreement or our senior secured notes become due and payable due to an event of default.

The following table presents the impact of derivatives and their location within the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
The following amounts are recorded in Oil and gas sales:
Unrealized losses:
Oil and natural gas commodity contracts	$(343)	$(603)	$(3,652)	$(4,682)

The following are recorded in Derivative fair value loss (gain):
Unrealized (gains) losses:
Oil and natural gas commodity contracts	$(3,422)	$10,790	$(32,200)	$(22,213)
Interest rate swaps	765	(290)	1,152	(571)

Total	(2,657)	10,500	(31,048)	(22,784)

Realized (gains) losses:
Oil and natural gas commodity contracts	2,087	(442)	5,982	892
Interest rate swaps	423	746	844	1,469

Total	2,510	304	6,826	2,361

Derivative fair value loss (gain)	$(147)	$10,804	$(24,222)	$(20,423)

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
(5) Supplemental Disclosure of Cash Flow Information

	Six months	Six months
	ended June 30,	ended June 30,
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$8,923	$8,951
Non-cash investing and financing activities:
Accrued additions to property and equipment	361	520
Non-cash additions to debt	(760)	(1,383)

(6) Contingencies
We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.
(7) Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2010 and 2009.

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income (loss)	$15,487	$(26,366)	$34,587	$(13,124)
Other comprehensive income (loss), net of tax:
Other items reclassified into earnings, net of tax	38	—	38	42
Reclassification adjustment for derivative loss reclassified into earnings, net of tax	214	364	2,012	2,831

Change in accumulated other comprehensive income (loss)	252	364	2,050	2,873

	$15,739	$(26,002)	$36,637	$(10,251)

(8) Related Party Transactions
We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). In the second quarter of 2010, we recorded costs of approximately $1.4 million (as general and administrative expense) for operating overhead fees, $1.3 million (as production expense) for field labor, vehicles and district office expense and $172,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $1.6 million for operating overhead fees, $1.4 million for field labor, vehicles and district office expense, $11,000 (capitalized) for drilling overhead fees and $225,000 for drilling labor costs in the second quarter of 2009 related to this agreement. In the first six months of 2010, we recorded costs of approximately $2.7 million (as general and administrative expense) for operating overhead fees, $2.7 million (as production expense) for field labor, vehicles and district office expense and $400,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $3.3 million for operating overhead fees, $3.0 million for field labor, vehicles and district office expense, $27,000 for drilling overhead fees and $745,000 for drilling labor costs in the first six months of 2009 related to this agreement.
We have a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94 million. The amount outstanding under the note at June 30, 2010 was $31.3 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We paid cash of $752,000 and borrowed $760,000 against the note for interest payments in the first six months of 2010 and borrowed of $1.4 million against the note in the first six months of 2009.
As of June 30, 2010, we owed EnerVest $651,000 and EnerVest Operating owed us $211,000.
(9) Impairment of Oil and Gas Properties
For the periods ended June 30, 2010 and 2009, we reviewed our oil and gas properties for impairment as prescribed by ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this evaluation, we recorded an impairment of $25.2 million during the second quarter of 2009 to our coalbed methane properties in Pennsylvania. No impairment was recorded in 2010.

(10) New Accounting Standards
In April 2010, the FASB issued ASU No. 2010-14, Accounting for Extractive Activities — Oil & Gas: Amendments to Paragraph 932-10-S99-1, to amend paragraph 932-10-S99-1 due to SEC Release No. 33-8995 [FR 78], Modernization of Oil and Gas Reporting.
No other new accounting pronouncements issued or effective during the six months ended June 30, 2010 have had or are expected to have a material impact on our condensed consolidated financial statements.
(11) Fair Value Measurements
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$1,106	$—	$1,106	$—

Derivative liabilities:
Oil and natural gas commodity contracts	$(53,684)	$—	$(53,684)	$—
Interest rate swaps	(3,506)	—	(3,506)	—

Total derivative liabilities	$(57,190)	$—	$(57,190)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$864	$—	$864	$—
Interest rate swaps	27	—	27	—

Total derivative assets	$891	$—	$891	$—

Derivative liabilities:
Oil and natural gas commodity contracts	$(85,593)	$—	$(85,593)	$—
Interest rate swaps	(2,381)	—	(2,381)	—

Total derivative liabilities	$(87,974)	$—	$(87,974)	$—

Our derivatives consist of over-the-counter (“OTC”) contracts which are not traded on a public exchange. These derivatives are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data. Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs in the three months ended June 30, 2010.
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

Balance as of December 31, 2009	$23,083
Accretion expense	645
Liabilities incurred	—
Liabilities settled	(31)
Revisions in estimated cash flows	—

Balance as of June 30, 2010	$23,697

As of June 30, 2010 and December 31, 2009, $229,000 of our ARO is classified as current.
(13) Divestitures
On June 14, 2010, we sold certain oil and natural gas properties for $30.6 million and recorded a gain on the sale of $28.5 million.
(14) Subsequent Event
On July 1, 2010, we sold certain oil and natural gas properties in the Appalachian Basin for $6.3 million. We received $3.2 million at the closing and will receive the remainder of the proceeds, subject to certain conditions, including purchaser due diligence, on or before November 1, 2010. These oil and natural gas properties are classified as “Assets held for sale” in our unaudited condensed consolidated balance sheet.
On August 3, 2010 we reduced the amount outstanding under our revolving credit agreement by $20.0 million. In conjunction with the debt reduction we reduced the notional amount of our interest rate swap by $20 million at a cost of $2.0 million.
We evaluated subsequent events for appropriate accounting and disclosure through the date these condensed consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements “should,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “outlook,” “may,” “future,” “projection,” “likely,” “possible,” “could” and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Belden & Blake are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2009, under the Heading “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

Results of Operations
The following table sets forth certain information regarding our net oil and natural gas production, revenues and expenses for the periods indicated. The average prices shown in the table include the effects of our qualified effective hedging activities.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Production
Gas (Mmcf)	2,489	3,170	5,092	6,347
Oil (Mbbls)	69	80	136	163
Total production (Mmcfe)	2,904	3,652	5,910	7,322

Average price (1)
Gas (per Mcf)	$4.28	$3.63	$4.20	$3.67
Oil (per Bbl)	72.53	54.01	72.90	46.52
Mcfe	5.39	4.34	5.30	4.21

Average costs (per Mcfe)
Production expense	$1.72	$1.37	$1.69	$1.53
Production taxes	0.09	0.06	0.10	0.08
Depletion	2.45	2.70	2.52	2.62

(1)	The average prices presented above include non-cash amounts related to derivative contracts. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gas (per Mcf)	$4.42	$3.82	$4.92	$4.41
Oil (per Bbl)	72.53	54.01	72.90	46.52
Mcfe	5.51	4.50	5.92	4.85
Results of Operations — Second Quarters of 2010 and 2009 Compared
Revenues
Operating revenues decreased from $17.4 million in the second quarter of 2009 to $17.0 million in the second quarter of 2010. The decrease in operating revenues was due to lower oil and gas sales revenues of $182,000 and lower gas gathering and marketing revenues of $111,000.
Gas volumes sold were 2.5 Bcf in the second quarter of 2010, which was a decrease of 681 Mmcf (21%) compared to the second quarter of 2009. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $2.5 million. Oil volumes sold decreased approximately 11,000 Bbls (14%) from 80,000 Bbls in the second quarter of 2009 to 69,000 Bbls in the second quarter of 2010 resulting in a decrease in oil sales revenues of approximately $600,000. The lower oil and gas sales volumes are primarily due to the sale of our coalbed methane properties in Pennsylvania in July 2009, normal production decline of the wells, reduced drilling in 2009 and no drilling in 2010.
The average price realized for our natural gas increased $0.65 per Mcf from $3.63 in the second quarter of 2009 to $4.28 per Mcf in the second quarter of 2010, which increased gas sales revenues by approximately $1.6 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $343,000 ($0.14 per Mcf) in the second quarter of 2010 and lower by $603,000 ($0.19 per Mcf) in the second quarter of 2009 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $54.01 per Bbl in the second quarter of 2009 to $72.53 per Bbl in the second quarter of 2010, which increased oil sales revenues by approximately $1.3 million.

Gas gathering and marketing revenues decreased from $1.3 million in the second quarter of 2009 to $1.2 million in the second quarter of 2010. The decrease was due to a $76,000 decrease in gas marketing revenues and a $35,000 decrease in gas gathering revenues as a result of lower gas volumes in the second quarter of 2010 compared to the second quarter of 2009.
Costs and Expenses
Production expense was $5.0 million in the second quarter of 2009 and 2010. Cost decreases from the sale of the coalbed methane properties were offset by higher operating expenses associated with several Marcellus shale wells completed in late 2009. These wells were sold in the June 2010 asset sale discussed in Note 13. The average production cost increased from $1.37 per Mcfe in the second quarter of 2009 to $1.72 per Mcfe in the second quarter of 2010 due to the decrease in volumes and stable costs.
Production taxes increased $34,000 from $231,000 in the second quarter of 2009 to $265,000 in the second quarter of 2010. Average per unit production taxes increased from $0.06 per Mcfe in the second quarter of 2009 to $0.09 per Mcfe in the second quarter of 2010. The increased production taxes were primarily due to higher oil and gas prices in Michigan in the second quarter of 2010 compared to the second quarter of 2009. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses decreased from $1.3 million in the second quarter of 2009 to $1.1 million in the second quarter of 2010. The decrease was primarily due to lower gas volumes in the second quarter of 2010 compared to the second quarter of 2009.
Exploration expense decreased $550,000 from $790,000 in the second quarter of 2009 to $240,000 in the second quarter of 2010. The decrease in exploration expense was primarily due to a reduced level of seismic activity and lower delay rentals as a result of the sale of our coalbed methane properties in July 2009.
Impairment of oil and gas properties was $25.2 million in the second quarter of 2009 due to the impairment of coalbed methane properties in Pennsylvania.
General and administrative expense decreased $403,000 from $2.1 million in the second quarter of 2009 to $1.7 million in the second quarter of 2010. The decrease was primarily due to reduced overhead fees paid to EnerVest, primarily as a result of the sale of the coalbed methane properties, and lower legal and technical consulting fees paid to third parties.
Depreciation, depletion and amortization decreased by $2.8 million from $10.0 million in the second quarter of 2009 to $7.2 million in the second quarter of 2010. This decrease was due to a $2.8 million decrease in depletion expense because of lower volumes and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $2.70 per Mcfe in the second quarter of 2009 to $2.45 per Mcfe in the second quarter of 2010 primarily due to increased reserves volumes due to higher oil and gas prices at June 30, 2010.
Derivative fair value (gain) loss was a gain of $147,000 in the second quarter of 2010 compared to a loss of $10.8 million in the second quarter of 2009. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.
Gain on sale of assets was $28.5 million in the second quarter of 2010 due to the sale of oil and gas properties in June 2010. There was no gain on the sale of assets in the second quarter of 2009.
Interest expense decreased $292,000 from $5.3 million in the second quarter of 2009 to $5.0 million in the second quarter of 2010. This decrease in interest expense was primarily due to lower debt levels.

Income tax expense was $9.3 million in the second quarter of 2010 compared to an income tax benefit of $17.3 million in the second quarter of 2009. The change in income tax expense was primarily due to an increase in income before income taxes. The increase in income before income taxes was primarily due to the gain on the sale of oil and gas properties in June 2010, the decrease in depreciation, depletion and amortization expense and the increase in derivative fair value gain, which were partially offset by the decrease in the impairment of oil and gas properties.
Results of Operations — Six Months of 2010 and 2009 Compared
Revenues
Operating revenues were $34.5 million in the first six months of 2009 and 2010. Oil and gas sales revenues increased $491,000 and gas gathering and marketing revenues decreased $441,000 from the first six months of 2009 to the first six months of 2010.
Gas volumes sold were 5.1 Bcf in the first six months of 2010, which was a decrease of 1.3 Bcf (20%) compared to the first six months of 2009. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $4.6 million. Oil volumes sold decreased approximately 27,000 Bbls (16%) from 163,000 Bbls in the first six months of 2009 to 136,000 Bbls in the first six months of 2010 resulting in a decrease in oil sales revenues of approximately $1.2 million. The lower oil and gas sales volumes are primarily due to the sale of our coalbed methane properties in Pennsylvania in July 2009, normal production decline of the wells, reduced drilling in 2009 and no drilling in 2010.
The average price realized for our natural gas increased $0.53 per Mcf from $3.67 in the first six months of 2009 to $4.20 per Mcf in the first six months of 2010, which increased gas sales revenues by approximately $2.7 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $3.7 million ($0.72 per Mcf) in the first six months of 2010 and lower by $4.7 million ($0.74 per Mcf) in the first six months of 2009 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $46.52 per Bbl in the first six months of 2009 to $72.90 per Bbl in the first six months of 2010, which increased oil sales revenues by approximately $3.6 million.
Gas gathering and marketing revenues decreased from $3.2 million in the first six months of 2009 to $2.8 million in the first six months of 2010 due to a $352,000 decrease in gas marketing revenues and an $89,000 decrease in gas gathering revenues as a result of lower gas volumes in the first six months of 2010 compared to the first six months of 2009.
Costs and Expenses
Production expense decreased from $11.2 million in the first six months of 2009 to $10.0 million in the first six months of 2010. The decrease in production expense was primarily due to the sale of our coalbed methane properties, which was partially offset by higher operating expenses associated with several Marcellus shale wells completed in late 2009. These wells were sold in the June 2010 asset sale discussed in Note 13. The average production cost increased from $1.53 per Mcfe in the first six months of 2009 to $1.69 per Mcfe in the first six months of 2010 primarily due to the decrease in volumes partially offset by lower costs.
Production taxes increased from $553,000 in the first six months of 2009 to $600,000 in the first six months of 2010. Average per unit production taxes increased from $0.08 per Mcfe in the first six months of 2009 to $0.10 per Mcfe in the first six months of 2010. The increased production taxes are primarily due to higher oil and gas prices in the first six months of 2010 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.

Gas gathering and marketing expenses decreased from $2.9 million in the first six months of 2009 to $2.6 million in the first six months of 2010, primarily due to a $323,000 decrease in gas marketing expenses as a result of lower gas volumes in the first six months of 2010 compared to the first six months of 2009.
Exploration expense decreased $1.9 million from $2.3 million in the first six months of 2009 to $381,000 in the first six months of 2010. The decrease in exploration expense was primarily due to a decrease in expired lease expense, a lower level of seismic activity and lower delay rental expense.
Impairment of oil and gas properties was $25.2 million in the first six months of 2009 due to the impairment of coalbed methane properties in Pennsylvania.
General and administrative expense decreased from $4.3 million in the first six months of 2009 to $3.5 million in the first six months of 2010. This decrease was primarily due to reduced overhead fees paid to EnerVest, primarily as a result of the sale of the Pennsylvania coalbed methane properties in July 2009, and lower legal and technical consulting fees paid to third parties.
Depreciation, depletion and amortization decreased by $4.3 million from $19.3 million in the first six months of 2009 to $15.0 million in the first six months of 2010. This decrease was due to a $4.3 million decrease in depletion expense, which was primarily due to a decrease in oil and gas volumes sold in the first six months of 2010. Depletion per Mcfe decreased from $2.62 per Mcfe in the first six months of 2009 to $2.52 in the first six months of 2010 primarily due to increased reserves volumes due to higher oil and gas prices at June 30, 2010.
Derivative fair value (gain) loss was a gain of $24.2 million in the first six months of 2010 and a gain of $20.4 million in the first six months of 2009. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges.
Gain on sale of assets was $28.5 million in the first six months of 2010 due to the sale of oil and gas properties in June 2010. There was no gain on the sale of assets in the first six months of 2009.
Interest expense decreased $135,000 from $10.1 million in the first six months of 2009 to $10.0 million in the first six months of 2010. This decrease in interest expense was primarily due to lower debt levels.
Income tax expense was $9.9 million in the first six months of 2010 compared to an income tax benefit of $8.6 million in the first six months of 2009. The change in income tax expense was primarily due to an increase in income before income taxes, partially offset by the elimination of the state of Ohio corporate income tax. The Ohio corporate income tax was replaced with a Commercial Activity Tax which is not considered an income tax under FASB Accounting Standards Codification (“ASC”) No. 740, Accounting for Income Taxes. As a result of the change in the Ohio state law, deferred tax amounts previously recorded were adjusted to reflect the change and resulted in a reduction of $6.8 million in income tax expense. The increase in income before income taxes was primarily due to the gain on the sale of oil and gas properties in June 2010, the decrease in depreciation, depletion and amortization expense and the increase in derivative fair value gain, which were partially offset by the decrease in the impairment of oil and gas properties.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash in the six month period ended June 30, 2010 have been funds generated from the sale of non-strategic assets and from our operating activities. Funds used during this period were primarily used for operating activities, interest expense and the settlement of derivatives.

Our operating activities provided cash flows of $11.8 million during the first six months of 2010 compared to $14.5 million in the first six months of 2009. The decrease was primarily due to a decrease in the change in working capital items of $4.1 million which was partially offset by a decrease in production expense of $1.2 million and a decrease in general and administrative expense of $751,000.
Our investing activities provided cash flows of $28.4 million during the first six months of 2010 compared to $7.4 million used in the first six months of 2009. The change was due to an increase in proceeds from property and equipment disposals of $29.8 million, a decrease in capital expenditures of $4.9 million and a decrease in exploration expense of $1.0 million.
Cash flows used in financing activities decreased $9.6 million in the first six months of 2010 primarily due to a decrease in the repayment of long term debt of $15.0 million which was partially offset by an increase of $5.7 million in derivative settlements.
Our current ratio at June 30, 2009 was 3.07 to 1. During the first six months of 2010, working capital increased $38.4 million from $28.2 million at December 31, 2009 to $66.6 million at June 30, 2010. The increase in working capital was primarily due to an increase in cash of $34.1 million and a decrease of $7.0 million in the current liability related to the fair value of derivatives which were partially offset by a $1.7 million decrease in accounts receivable and a $3.2 million decrease in the current deferred tax asset.
Capital Expenditures
During the first six months of 2010, we spent approximately $1.8 million on our drilling activities and other capital expenditures. We did not drill any wells in the first six months of 2010. Most of our capital expenditures in the first half of 2010 were in preparation for our drilling program which will commence in the third quarter. We performed major workovers on 11 wells during the first six months of 2010. We plan to drill approximately 61 gross (61.0 net) development wells and 8 gross (4.0 net) exploratory wells and perform major workovers on 10 additional wells in the second half of 2010.
We currently expect to spend approximately $20 million during 2010 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand and available operating cash flow. At June 30, 2010, we had cash of $80.8 million and approximately $20.3 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling and workover activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
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
On March 23, 2010, we entered into the Sixth Amendment to the Credit Agreement. The Credit Agreement was amended to (1) add a maximum senior secured leverage ratio of 2.00 : 1.00, (2) eliminate the maximum leverage ratio beginning December 31, 2009, (3) amend the minimum interest coverage ratio to 1.75 : 1.0 and (4) make certain other amendments to the Credit Agreement. At June 30, 2010, we were in compliance with such financial covenants under the Amended Credit Agreement.
At June 30, 2010, we had an Amended Credit Agreement comprised of a five-year $100 million revolving facility with a borrowing base of $65 million, of which $43.9 million was outstanding at June 30, 2010. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on August 16, 2011.

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
The interest rate risk relates to existing debt under our revolving credit facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At June 30, 2010, we had an interest rate swap in place on $43.5 million of our outstanding debt under the revolving credit facility through September 30, 2013. The swap provides a 1-month LIBOR fixed rates at 4.10%, plus the applicable margin, on $43.5 million through September 2013. These interest rate swaps do not qualify for hedge accounting, therefore, all cash settles and changes in the fair value of these swaps are recorded in derivative fair value gain/loss. If market interest rates for short-term borrowings increased 1%, the increase in our interest expense for the first six months of 2010 would be approximately $219,000. The impact of this rate increase on our cash flows would be significantly less than this amount due to our interest rate swaps. If market interest rates increased 1% there would be no decrease in our cash flow. This sensitivity analysis is based on our financial structure at June 30, 2010.
The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At June 30, 2010, we had derivatives covering a portion of our oil and gas production from 2010 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $3.7 million in the first six months of 2010 and a net pre-tax loss of $343,000 million in the second quarter of 2010 on our qualified hedging activities.
If gas prices decreased $1.00 per Mcf, our gas sales revenues for the first six months of 2010 would decrease by approximately $5.1 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues for the first six months of 2010 would decrease by approximately $1.4 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $1.00 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas for the first six months of 2010 by approximately $1.1 million after considering the effects of the derivative contracts in place as of June 30, 2010. This sensitivity analysis is based on the first six months of 2010 oil and gas sales volumes.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at July 31, 2010, which has not changed since June 30, 2010:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
Quarter Ending	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
September 30, 2010	2,234	$4.12	44	$28.82	1,932	$0.243
December 31, 2010	2,234	4.31	44	28.77	1,932	0.243

	4,468	$4.22	88	$28.80	3,864	$0.243

Year Ending
December 31, 2011	8,231	$4.19	157	$28.77	5,110	$0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
The fair value of our oil and gas swaps was a net liability of approximately $52.6 million as of June 30, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of June 30, 2010 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits.
(a) Exhibits

31.1*	Certification of Principal Executive Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer of Belden & Blake Corporation as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer of Belden & Blake Corporation pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN & BLAKE CORPORATION
Date: August 12, 2010	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer,
Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ James M. Vanderhider
James M. Vanderhider, President,
Chief Financial Officer and Director (Principal Financial Officer)