Form 10-Q
period 2010-09-30
BELDEN & BLAKE CORP /OH/
filed 2010-11-12
CIK 880114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
As of October 31, 2010, Belden & Blake Corporation had outstanding 1,534 shares of common stock, without par value, which is its only class of stock.

BELDEN & BLAKE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$39,987	$46,740
Accounts receivable (less accumulated provision for doubtful accounts: September 30, 2010 — $599; December 31, 2009 — $393)	11,955	11,821
Inventories	821	828
Deferred income taxes	2,799	8,272
Other current assets	72	183
Derivative asset	1,825	413

Total current assets	57,459	68,257

Property and equipment, at cost
Oil and gas properties (successful efforts method)	684,443	684,787
Gas gathering systems	1,245	1,275
Land, buildings, machinery and equipment	2,421	2,566

	688,109	688,628
Less accumulated depreciation, depletion and amortization	172,567	151,208

Property and equipment, net	515,542	537,420
Long-term derivative asset	280	478
Other assets	1,561	1,923

	$574,842	$608,078

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$1,553	$1,696
Accounts payable — related party	491	910
Accrued expenses	13,334	16,136
Current portion of long-term liabilities	580	238
Derivative liability	9,269	21,098

Total current liabilities	25,227	40,078

Long-term liabilities
Bank and other long-term debt	23,922	43,929
Senior secured notes	141,302	162,287
Subordinated promissory note — related party	32,039	30,491
Asset retirement obligations and other long-term liabilities	23,827	22,990
Long-term derivative liability	31,754	66,876
Deferred income taxes	147,438	137,286

Total long-term liabilities	400,282	463,859

Shareholder’s equity
Common stock: without par value; 3,000 shares authorized and 1,534 shares issued	—	—
Paid in capital	142,500	142,500
Retained earnings (deficit)	12,759	(29,978)
Accumulated other comprehensive loss	(5,926)	(8,381)

Total shareholder’s equity	149,333	104,141

	$574,842	$608,078

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues
Oil and gas sales	$15,109	$15,336	$46,462	$46,198
Gas gathering and marketing	1,359	1,312	4,164	4,558
Other	131	374	424	743

	16,599	17,022	51,050	51,499

Expenses
Production expense	5,056	5,123	15,022	16,342
Production taxes	265	246	865	799
Gas gathering and marketing	1,358	1,247	3,912	4,196
Exploration expense	446	849	827	3,164
Impairment of oil and gas properties	1,565	(1,297)	1,565	23,933
General and administrative expense	1,617	1,631	5,160	5,925
Depreciation, depletion and amortization	6,963	9,066	22,008	28,414
Accretion expense	336	319	981	989
Gain on sale of assets	(5,351)	—	(33,836)	—
Derivative fair value (gain) loss	(12,473)	539	(36,695)	(19,884)

	(218)	17,723	(20,191)	63,878

Operating income (loss)	16,817	(701)	71,241	(12,379)

Other expense (income)
Gain on early extinguishment of debt	(1,006)	—	(1,006)	—
Interest expense	4,765	5,411	14,762	15,543
Other income, net	(24)	(155)	(75)	(255)

Income (loss) before income taxes	13,082	(5,957)	57,560	(27,667)
Provision (benefit) for income taxes	4,932	(2,341)	14,823	(10,927)

Net income (loss)	$8,150	$(3,616)	$42,737	$(16,740)

See accompanying notes.

BELDEN & BLAKE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$42,737	$(16,740)
Adjustments to reconcile net inome (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	22,008	28,414
Accretion expense	981	989
Gain on sale of assets	(33,836)	—
Amortization of derivatives and other non-cash hedging activities	(35,144)	(16,640)
Exploration expense	784	2,181
Deferred income taxes	14,059	(10,927)
Impairment of oil and gas properties	1,565	23,933
Gain on early extinguishment of debt	(1,006)	—
Other non-cash items	1,464	2,704
Change in operating assets and liabilities
Accounts receivable and other current assets	2,928	8,336
Inventories	(31)	81
Accounts payable and accrued expenses	(4,563)	(4,048)

Net cash provided by operating activities	11,946	18,283

Cash flows from investing activities:
Additions to property and equipment	(3,332)	(10,707)
Proceeds from property and equipment disposals	33,759	17,403
Exploration expense	(784)	(2,181)
Increase in other assets	(70)	(54)

Net cash provided by investing activities	29,573	4,461

Cash flows from financing activities:
Repayment of long-term debt and other obligations	(20,151)	(43,577)
Repayment of senior subordinated notes	(19,175)	—
Debt redetermination costs	(288)	(1,470)
Settlement of derivative liabilities recorded in purchase accounting	(8,658)	(30)
Capital contributions	—	7,500

Net cash used in financing activities	(48,272)	(37,577)

Net decrease in cash and cash equivalents	(6,753)	(14,833)
Cash and cash equivalents at beginning of period	46,740	22,816

Cash and cash equivalents at end of period	$39,987	$7,983

See accompanying notes.

BELDEN & BLAKE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2010
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
(2) Derivatives and Hedging
From time to time, we may enter into a combination of futures contracts, derivatives and fixed-price physical commodity contracts to manage our exposure to natural gas price, crude oil price or interest rate volatility and support our capital expenditure plans. Our derivative financial instruments take the form of swaps or collars. At September 30, 2010, our derivative contracts were comprised of natural gas swaps, natural gas basis differential swaps, crude oil swaps and interest rate swaps which were placed with major financial institutions that we believe are a minimal credit risk. All of our derivative instruments are currently accounted for as non-qualifying derivative contracts. The changes in fair value of non-qualifying derivative contracts are reported in expense in the condensed consolidated statements of operations as derivative fair value (gain) loss.
We have certain derivative contracts that qualified for hedge accounting treatment in prior periods, as well as derivative contracts that were de-designated in prior periods. During the third quarters of 2010 and 2009, net losses of $650,000 ($406,000 after tax) and $921,000 ($557,000 after tax), respectively, were reclassified from accumulated other comprehensive loss to earnings. The value of open hedges in accumulated other comprehensive loss decreased $650,000 (406,000 after tax) in the third quarter of 2010 and decreased $921,000 ($557,000 after tax) in the third quarter of 2009. During the first nine months of 2010 and 2009, net losses of $4.3 million ($2.4 million after tax) and $5.6 million ($3.4 million after tax), respectively, were reclassified from accumulated other comprehensive income to earnings. The value of open hedges in accumulated other comprehensive income decreased $4.3 million ($2.4 million after tax) in the first nine months of 2010 and decreased $5.6 million ($3.4 million after tax) in the first nine months of 2009. At September 30, 2010, the estimated net loss in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is approximately $2.8 million after tax. At September 30, 2010, we have partially reduced our exposure to the variability in future cash flows through December 2013.

The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial derivative contracts (including settled derivative contracts) at September 30, 2010:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
December 31, 2010	2,234	$4.31	44	$28.77	1,932	$0.243
Year Ending
December 31, 2011	8,231	$4.19	157	$28.77	5,110	$0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
At September 30, 2010, we had interest rate swaps in place through September 30, 2013 covering $23.5 million of our outstanding debt under the revolving credit facility, which currently matures on April 14, 2011. The swaps provide 1-month LIBOR fixed rates at 4.10% plus the applicable margin.
At September 30, 2010, the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Oil and natural gas commodity contracts	$2,105	$864	$(38,905)	$(85,593)
Interest rate swaps	—	27	(2,118)	(2,381)

Total fair value	$2,105	$891	$(41,023)	$(87,974)

Location of derivatives in our consolidated balance sheets:
Derivative asset	$1,825	$413	$—	$—
Long-term derivative asset	280	478	—	—
Derivative liability	—	—	(9,269)	(21,098)
Long-term derivative liability	—	—	(31,754)	(66,876)

	$2,105	$891	$(41,023)	$(87,974)

The net amount due under these derivative contracts may become due and payable if our Amended Credit Agreement or our senior secured notes become due and payable due to an event of default.

The following table presents the impact of derivatives and their location within the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
The following amounts are recorded in Oil and gas sales:
Unrealized losses:
Oil and natural gas commodity contracts	$(650)	$(921)	$(4,302)	$(5,603)

The following are recorded in Derivative fair value (gain) loss:
Unrealized (gains) losses:
Oil and natural gas commodity contracts	$(15,640)	$647	$(47,840)	$(21,569)
Interest rate swaps	(1,388)	(171)	(236)	(740)

Total	(17,028)	476	(48,076)	(22,309)

Realized (gains) losses:
Oil and natural gas commodity contracts	2,419	(600)	8,401	293
Interest rate swaps	2,136	663	2,980	2,132

Total	4,555	63	11,381	2,425

Derivative fair value (gain) loss	$(12,473)	$539	$(36,695)	$(19,884)

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
(4) Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, long-term debt and derivatives. Our derivatives are recorded at fair value (see Notes 2 and 11). The carrying amount of our other financial instruments other than debt approximates fair value because of the short-term nature of the items. The carrying value of our bank and other long-term debt debt approximates fair value because the facility’s interest rate approximates current market rates. At December 31, 2009 our Senior Secured Notes due 2012 had a $159.5 million face amount and an approximate fair value of $148.3 million. At September 30, 2010 our Senior Secured Notes due 2012 had a $139.5 million face amount had an approximate fair value of $133.7 million.
(5) Supplemental Disclosure of Cash Flow Information

	Nine months ended	Nine months ended
(in thousands)	September 30, 2010	September 30, 2009
Cash paid during the period for:
Interest	$17,144	$17,062
Income taxes	764	—
Non-cash investing and financing activities:
Accrued additions to property and equipment	1,472	566
Non-cash additions to debt	(1,548)	(2,118)
Proceeds from sale of oil and natural gas properties recorded in accounts receivable	2,951	—
(6) Contingencies
We are involved in several lawsuits arising in the ordinary course of business. We believe that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

(7) Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholder’s equity and classified as other comprehensive income. The table below summarizes comprehensive income and provides the components of the change in accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Comprehensive income (loss):
Net income (loss)	$8,150	$(3,616)	$42,737	$(16,740)
Other comprehensive income (loss), net of tax:
Other items reclassified into earnings, net of tax	—	—	38	—
Reclassification adjustment for derivative loss reclassified into earnings, net of tax	406	557	2,417	3,429

Change in accumulated other comprehensive income (loss)	406	557	2,455	3,429

	$8,556	$(3,059)	$45,192	$(13,311)

(8) Related Party Transactions
We have a joint operating agreement with EnerVest Operating LLC (“EnerVest Operating”). In the third quarter of 2010, we recorded costs of approximately $1.4 million (as general and administrative expense) for operating overhead fees, $1.3 million (as production expense) for field labor, vehicles and district office expense, $25,000 for drilling and overhead fees and $198,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $1.4 million for operating overhead fees, $1.4 million for field labor, vehicles and district office expense, $54,000 (capitalized) for drilling overhead fees and $203,000 for drilling labor costs in the third quarter of 2009 related to this agreement. In the first nine months of 2010, we recorded costs of approximately $4.1 million (as general and administrative expense) for operating overhead fees, $3.9 million (as production expense) for field labor, vehicles and district office expense, $25,000 for drilling and overhead fees and $580,000 (capitalized) for drilling labor costs related to this agreement. We recorded costs of approximately $4.7 million for operating overhead fees, $4.4 million for field labor, vehicles and district office expense, $81,000 for drilling overhead fees and $948,000 for drilling labor costs in the first nine months of 2009 related to this agreement.
We have a subordinated promissory note in favor of our parent, Capital C in the maximum amount of $94.0 million. The amount outstanding under the note at September 30, 2010 was $32.0 million. In lieu of cash payments, we have the option to make interest payments on the note by borrowing additional amounts against the note. We paid cash of $752,000 and borrowed $1.5 million against the note for interest payments in the first nine months of 2010 and borrowed of $2.1 million against the note in the first nine months of 2009.
As of September 30, 2010, we owed EnerVest $662,000 and EnerVest Operating owed us $150,000.
(9) Impairment of Oil and Gas Properties
For the periods ended September 30, 2010 and 2009, we reviewed our oil and gas properties for impairment as prescribed by ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this evaluation, we recorded an impairment of $23.9 million during 2009 to our coalbed methane properties in Pennsylvania. In 2010, we recorded a $1.6 million impairment to our Oriskany properties in Pennsylvania.

(10) New Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), which provides amendments to Topic 820 and requires new disclosures for (i) transfers between Levels 1, 2 and 3 and the reasons for such transfers and (ii) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, ASU 2010-06 amends Topic 820 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact our operating results, financial position or cash flows, but did impact our disclosures on fair value measurements (see Note 11).
No other new accounting pronouncements issued or effective during the nine months ended September 30, 2010 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.
(11) Fair Value Measurements
The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(in thousands)	Total Carrying Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$2,105	$—	$2,105	$—

Derivative liabilities:
Oil and natural gas commodity contracts	$(38,905)	$—	$(38,905)	$—
Interest rate swaps	(2,118)	—	(2,118)	—

Total deriviative liabilities	$(41,023)	$—	$(41,023)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(in thousands)	Total Carrying Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$864	$—	$864	$—
Interest rate swaps	27	—	27	—

Total deriviative assets	$891	$—	$891	$—

Derivative liabilities:
Oil and natural gas commodity contracts	$(85,593)	$—	$(85,593)	$—
Interest rate swaps	(2,381)	—	(2,381)	—

Total deriviative liabilities	$(87,974)	$—	$(87,974)	$—

Our derivatives consist of over-the-counter (“OTC”) contracts which are not traded on a public exchange. These derivatives are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.
As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data. Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs in the three months ended September 30, 2010.
Proved oil and gas properties with a carrying value of $2.2 million were written down to their fair value of $615,000, resulting in a pretax impairment charge of $1.6 million in the third quarter of 2010. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include our estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk adjusted discount rates and other relevant data.
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

Balance as of December 31, 2009	$23,083
Accretion expense	981
Liabilities incurred	9
Liabilities settled	(87)
Revisions in estimated cash flows	—

Balance as of September 30, 2010	$23,986

As of September 30, 2010 and December 31, 2009, $229,000 of our ARO is classified as current.
(13) Divestitures
On June 14, 2010, we sold certain oil and natural gas properties for $30.6 million and recorded a gain on the sale of $28.5 million.
On July 1, 2010, we sold unproved oil and natural gas properties for $6.1 million and recorded a gain on the sale of $5.3 million. We received $3.2 million at closing and received $2.9 million on October 29, 2010. The $2.9 million is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2010.

(14) Debt
On August 3, 2010, we reduced our outstanding bank debt by $20.0 million. As of September 30, 2010 we have $23.9 million of outstanding bank debt.
At September 30, 2010, we had an Amended Credit Agreement comprised of a five-year $90 million revolving facility with a borrowing base of $55 million, of which $23.9 million was outstanding at September 30, 2010. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on April 14, 2012.
On August 25, 2010, we entered into the Seventh Amendment to Credit Agreement. The Credit Agreement was amended to (1) extend the termination date to April 14, 2012, (2) extend the hedge letter of credit termination date to April 14, 2012, (3) decrease the aggregate amount of the revolving commitments to $90 million, (4) decrease the borrowing base to $55 million and (5) make certain other amendments to the Credit Agreement.
On September 2, 2010, we repurchased a portion of the outstanding senior secured notes. The repurchased notes had a face value of $20.0 million and were repurchased at 95.875. A gain of $1.0 million was recorded in connection with the transaction.
(15) Subsequent Events
The company has determined that there are no subsequent events which require recognition or disclosure in these condensed consolidated financial statements through the date the statements were issued.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Production
Gas (Mmcf)	2,416	2,941	7,507	9,288
Oil (Mbbls)	69	83	205	246
Total production (Mmcfe)	2,829	3,440	8,739	10,762

Average price (1)
Gas (per Mcf)	$4.23	$3.39	$4.21	$3.58
Oil (per Bbl)	70.89	64.51	72.23	52.61
Mcfe	5.34	4.46	5.32	4.29

Average costs (per Mcfe)
Production expense	$1.79	$1.49	$1.72	$1.52
Production taxes	0.09	0.07	0.10	0.07
Depletion	2.44	2.61	2.49	2.61

(1)	The average prices presented above include non-cash amounts related to derivative contracts. Excluding these non-cash amounts from oil and gas sales revenues would result in the following average prices:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Gas (per Mcf)	$4.50	$3.70	$4.79	$4.19
Oil (per Bbl)	70.89	64.51	72.23	52.61
Mcfe	5.57	4.73	5.81	4.81
Results of Operations — Third Quarters of 2010 and 2009 Compared
Revenues
Operating revenues decreased from $17.0 million in the third quarter of 2009 to $16.6 million in the third quarter of 2010. The decrease in operating revenues was primarily due to lower oil and gas sales revenues of $227,000.
Gas volumes sold were 2.4 Bcf in the third quarter of 2010, which was a decrease of 526 Mmcf (18%) compared to the third quarter of 2009. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $1.8 million. Oil volumes sold decreased approximately 14,000 Bbls (17%) from 83,000 Bbls in the third quarter of 2009 to 69,000 Bbls in the third quarter of 2010 resulting in a decrease in oil sales revenues of approximately $900,000. The lower oil and gas sales volumes are primarily due to normal production decline of our wells and the effect of reduced drilling in 2009 and 2010.
The average price realized for our natural gas increased $0.84 per Mcf from $3.39 in the third quarter of 2009 to $4.23 per Mcf in the third quarter of 2010, which increased gas sales revenues by approximately $2.0 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $650,000 ($0.27 per Mcf) in the third quarter of 2010 and lower by $921,000 ($0.31 per Mcf) in the third quarter of 2009 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $64.51 per Bbl in the third quarter of 2009 to $70.89 per Bbl in the third quarter of 2010, which increased oil sales revenues by approximately $440,000.
Gas gathering and marketing revenues increased from $1.3 million in the third quarter of 2009 to $1.4 million in the third quarter of 2010. The increase was due to a $62,000 increase in gas marketing revenues, partially offset by a $15,000 decrease in gas gathering revenues as a result of lower gas volumes in the third quarter of 2010 compared to the third quarter of 2009.

Costs and Expenses
Production expense was $5.1 million in the third quarter of 2009 and 2010. The average production cost increased from $1.49 per Mcfe in the third quarter of 2009 to $1.79 per Mcfe in the third quarter of 2010 due to the decrease in volumes and consistent costs.
Production taxes increased $19,000 from $246,000 in the third quarter of 2009 to $265,000 in the third quarter of 2010. Average per unit production taxes increased from $0.07 per Mcfe in the third quarter of 2009 to $0.09 per Mcfe in the third quarter of 2010. The increased production taxes were primarily due to higher oil and gas prices in Michigan in the third quarter of 2010 compared to the third quarter of 2009. In Michigan, production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses increased from $1.2 million in the third quarter of 2009 to $1.4 million in the third quarter of 2010. The increase was primarily due to the higher cost of gas purchases due to higher gas prices in the third quarter of 2010 compared to the third quarter of 2009, partially offset by lower gas volumes.
Exploration expense decreased $403,000 from $849,000 in the third quarter of 2009 to $446,000 in the third quarter of 2010. The decrease in exploration expense was primarily due to a reduced level of seismic activity.
Impairment of oil and gas properties was a credit of $1.3 million in the third quarter of 2009 due to an adjustment to the impairment of coalbed methane properties in Pennsylvania. In the third quarter of 2010, we recorded an impairment of $1.6 million to our Oriskany properties in Pennsylvania.
General and administrative expense was $1.6 million in the third quarter of 2009 and 2010.
Depreciation, depletion and amortization decreased by $2.1 million from $9.1 million in the third quarter of 2009 to $7.0 million in the third quarter of 2010. This decrease was due to a $2.1 million decrease in depletion expense because of lower volumes and a lower depletion rate per Mcfe. Depletion per Mcfe decreased from $2.61 per Mcfe in the third quarter of 2009 to $2.44 per Mcfe in the third quarter of 2010 primarily due to increased reserves volumes due to higher oil and gas prices in 2010.
Derivative fair value (gain) loss was a gain of $12.5 million in the third quarter of 2010 compared to a loss of $539,000 in the third quarter of 2009. The derivative fair value (gain) loss reflects the changes in fair value of certain derivative instruments that are not designated or do not qualify as cash flow hedges. During the three months ended September 30, 2010 and 2009, we made cash payments of $4.6 million and $63,000, respectively, to our counterparties as the contract prices for our derivatives were less than the underlying market price for that period.
Gain on sale of assets was $5.4 million in the third quarter of 2010 due to the sale of oil and gas properties in July 2010. There was no gain on the sale of assets in the third quarter of 2009.
Gain on early extinguishment of debt was $1.0 million in the third quarter of 2010 due to the repurchase of our Senior Secured Notes at a discount to book value. There was no gain on early extinguishment of debt in the third quarter of 2009.
Interest expense decreased $646,000 from $5.4 million in the third quarter of 2009 to $4.8 million in the third quarter of 2010. This decrease in interest expense was primarily due to lower debt levels.

Income tax expense was $4.9 million in the third quarter of 2010 compared to an income tax benefit of $2.3 million in the third quarter of 2009. The change in income tax expense was primarily due to an increase in income before income taxes. The increase in income before income taxes was primarily due to the increase in derivative fair value gain, the gain on the sale of oil and gas properties in July 2010, the decrease in depreciation, depletion and amortization expense, which were partially offset by the increase in the impairment of oil and gas properties.
Results of Operations — Nine Months of 2010 and 2009 Compared
Revenues
Operating revenues decreased from $51.5 million in the first nine months of 2009 to $51.1 million in the first nine months of 2010. Oil and gas sales revenues increased $264,000, gas gathering and marketing revenues decreased $394,000 and other revenues decreased 319,000 from the first nine months of 2009 to the first nine months of 2010.
Gas volumes sold were 7.5 Bcf in the first nine months of 2010, which was a decrease of 1.8 Bcf (19%) compared to the first nine months of 2009. This decrease in gas volumes sold resulted in a decrease in gas sales revenues of approximately $6.4 million. Oil volumes sold decreased approximately 41,000 Bbls (16%) from 246,000 Bbls in the first nine months of 2009 to 205,000 Bbls in the first nine months of 2010 resulting in a decrease in oil sales revenues of approximately $2.1 million. The lower oil and gas sales volumes are primarily due to the sale of our coalbed methane properties in Pennsylvania in July 2009, normal production decline of our wells and the effect of reduced drilling in 2009 and 2010.
The average price realized for our natural gas increased $0.63 per Mcf from $3.58 in the first nine months of 2009 to $4.21 per Mcf in the first nine months of 2010, which increased gas sales revenues by approximately $4.7 million. As a result of our qualified hedging and derivative financial instrument activities, gas sales revenues were lower by $4.3 million ($0.57 per Mcf) in the first nine months of 2010 and lower by $5.6 million ($0.60 per Mcf) in the first nine months of 2009 than if our gas price was not affected by derivative financial instruments. The average price realized for our oil increased from $52.61 per Bbl in the first nine months of 2009 to $72.23 per Bbl in the first nine months of 2010, which increased oil sales revenues by approximately $4.0 million.
Gas gathering and marketing revenues decreased from $4.6 million in the first nine months of 2009 to $4.2 million in the first nine months of 2010 due to a $290,000 decrease in gas marketing revenues and an $104,000 decrease in gas gathering revenues as a result of lower gas volumes in the first nine months of 2010 compared to the first nine months of 2009.
Costs and Expenses
Production expense decreased from $16.3 million in the first nine months of 2009 to $15.0 million in the first nine months of 2010. The decrease in production expense was primarily due to the sale of our coalbed methane properties, which was partially offset by higher operating expenses associated with several Marcellus shale wells completed in late 2009. These wells were sold in the June 2010 asset sale discussed in Note 13. The average production cost increased from $1.52 per Mcfe in the first nine months of 2009 to $1.72 per Mcfe in the first nine months of 2010 primarily due to the decrease in volumes partially offset by lower costs.
Production taxes increased from $799,000 in the first nine months of 2009 to $865,000 in the first nine months of 2010. Average per unit production taxes increased from $0.07 per Mcfe in the first nine months of 2009 to $0.10 per Mcfe in the first nine months of 2010. The increased production taxes are primarily due to higher oil and gas prices in the first nine months of 2010 in Michigan, where production taxes are based on a percentage of revenues, excluding the effects of hedging.
Gas gathering and marketing expenses decreased from $4.2 million in the first nine months of 2009 to $3.9 million in the first nine months of 2010, primarily due to a $252,000 decrease in gas marketing expenses as a result of lower gas volumes in the first nine months of 2010 compared to the first nine months of 2009.

Exploration expense decreased $2.3 million from $3.2 million in the first nine months of 2009 to $827,000 in the first nine months of 2010. The decrease in exploration expense was primarily due to a decrease in expired lease expense, a lower level of seismic activity and lower delay rental expense.
Impairment of oil and gas properties was $23.9 million in the first nine months of 2009 due to the impairment of coalbed methane properties in Pennsylvania. In the first nine months of 2010 we recorded an impairment of $1.6 million to our Oriskany properties in Pennsylvania.
General and administrative expense decreased from $5.9 million in the first nine months of 2009 to $5.2 million in the first nine months of 2010. This decrease was primarily due to reduced overhead fees paid to EnerVest, primarily as a result of the sale of the Pennsylvania coalbed methane properties in July 2009, and lower legal and technical consulting fees paid to third parties.
Depreciation, depletion and amortization decreased by $6.4 million from $28.4 million in the first nine months of 2009 to $22.0 million in the first nine months of 2010. This decrease was due to a $6.4 million decrease in depletion expense, which was primarily due to a decrease in oil and gas volumes sold in the first nine months of 2010. Depletion per Mcfe decreased from $2.61 per Mcfe in the first nine months of 2009 to $2.49 in the first nine months of 2010 primarily due to increased reserves volumes due to higher oil and gas prices in 2010.
Derivative fair value (gain) loss was a gain of $36.7 million in the first nine months of 2010 and a gain of $19.9 million in the first nine months of 2009. The derivative fair value (gain) loss reflects the changes in fair value of open derivative instruments and the monthly cash settlements with our counterparties related to derivatives that matured during the period that are not designated or do not qualify as cash flow hedges. During the nine months ended September 30, 2010 and 2009, we made cash payments of $11.4 million and $2.4 million, respectively, to our counterparties as the contract prices for our derivatives were less than the underlying market price for that period.
Gain on sale of assets was $33.8 million in the first nine months of 2010 primarily due to the sale of oil and gas properties in June and July of 2010. There was no gain on the sale of assets in the first nine months of 2009.
Gain on early extinguishment of debt was $1.0 million in the first nine months of 2010 due to the repurchase of our Senior Secured Notes at a discount to book value. There was no gain on early extinguishment of debt in the first nine months of 2009.
Interest expense decreased $781,000 from $15.5 million in the first nine months of 2009 to $14.8 million in the first nine months of 2010. This decrease in interest expense was primarily due to lower debt levels.
Income tax expense was $14.8 million in the first nine months of 2010 compared to an income tax benefit of $10.9 million in the first nine months of 2009. The change in income tax expense was primarily due to an increase in income before income taxes, partially offset by the elimination of the state of Ohio corporate income tax. The Ohio corporate income tax was replaced with a Commercial Activity Tax which is not considered an income tax under FASB Accounting Standards Codification (“ASC”) No. 740, Accounting for Income Taxes. As a result of the change in the Ohio state law, deferred tax amounts previously recorded were adjusted to reflect the change and resulted in a reduction of $6.8 million in income tax expense. The increase in income before income taxes was primarily due to the gain on the sale of oil and gas properties in June 2010, the decrease in depreciation, depletion and amortization expense and the increase in derivative fair value gain, which were partially offset by the decrease in the impairment of oil and gas properties.

Liquidity and Capital Resources
Cash Flows
The primary sources of cash in the nine month period ended September 30, 2010 have been funds generated from the sale of assets and from our operating activities. Funds used during this period were primarily used for operating activities, debt reduction and the settlement of derivatives.
Our operating activities provided cash flows of $11.9 million during the first nine months of 2010 compared to $18.3 million in the first nine months of 2009. The decrease was primarily due to a decrease in the change in working capital items of $6.0 million.
Our investing activities provided cash flows of $29.6 million during the first nine months of 2010 compared to $4.5 million in the first nine months of 2009. The change was due to an increase in proceeds from property and equipment disposals of $16.4 million, a decrease in capital expenditures of $7.4 million and a decrease in exploration expense of $1.4 million. We sold Pennsylvania coalbed methane properties in 2009 for $16.7 million and sold undeveloped acreage in Pennsylvania and Ohio in 2010 for $36.8 million, $33.8 million of which was received as of September 30, 2010.
Our financing activities used cash flows of $48.3 million during the first nine months of 2010 compared to $37.6 million in the first nine months of 2009. The change was primarily due to an increase of $8.6 million in derivative settlements and a decrease in capital contributions of $7.5 million, partially offset by a $4.3 million decrease in the repayment of debt. In the first nine months of 2009 we paid down $43.5 million on our credit facility. In 2010, we paid down $20.0 million on our credit facility and repurchased $20.0 million of our bonds for $19.2 million.
Our current ratio at September 30, 2010 was 2.28 to 1. Working capital increased $4.0 million from $28.2 million at December 31, 2009 to $32.2 million at September 30, 2010. The increase in working capital was primarily due to an $11.8 million decrease in the current liabilities related to the fair value of derivatives, a decrease in accrued expenses of $2.8 million and a $1.4 million increase in the current asset related to the fair value of derivatives which were partially offset by a $6.8 million decrease in cash and a decrease of $5.5 million in the current deferred tax asset.
Capital Expenditures
During the first nine months of 2010, we spent approximately $3.3 million on our drilling activities and other capital expenditures. In the third quarter of 2010, we drilled 1 gross (0.5 net) exploratory well which was a dry hole and 11 gross (11.0 net) development wells which were all completed as producing wells. We also performed major workovers on 17 wells during the first nine months of 2010. We plan to drill approximately 27 gross (27.0 net) development wells and 3 gross (1.5 net) exploratory wells and perform major workovers on 6 additional wells in the fourth quarter of 2010.
We currently expect to spend approximately $13 million during 2010 on our drilling activities and other capital expenditures. We intend to finance our planned capital expenditures through our cash on hand and operating cash flow. At September 30, 2010, we had cash of $40.0 million and approximately $30.3 million available under our revolving facility. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling and workover activities. There can be no assurance that the future drilling of our proved undeveloped locations will provide adequate liquidity in the future.
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

On August 3, 2010, we reduced our outstanding bank debt by $20.0 million. As of September 30, 2010 we have $23.9 million of outstanding bank debt.
On August 25, 2010, we entered into the Seventh Amendment to Credit Agreement. The Credit Agreement was amended to (1) extend the termination date to April 14, 2012, (2) extend the hedge letter of credit termination date to April 14, 2012, (3) decrease the aggregate amount of the revolving commitments to $90 million, (4) decrease the borrowing base to $55 million and (5) make certain other amendments to the Credit Agreement.
At September 30, 2010, we had an Amended Credit Agreement comprised of a five-year $90 million revolving facility with a borrowing base of $55 million, of which $23.9 million was outstanding at September 30, 2010. This facility is for working capital requirements and general corporate purposes, including the issuance of letters of credit; and a five year $40 million letter of credit facility that may be used only to provide credit support for our obligations under the hedge agreement and other hedge transactions. Borrowings under the Amended Credit Agreement bear interest (i) at the greater of the prime rate, an adjusted federal funds rate or an adjusted Eurodollar rate, plus an applicable margin ranging from 1.0% to 2.0% based on the aggregate principal amount outstanding under the Amended Credit Agreement, or, (ii) at our option, the Eurodollar base rate plus an applicable margin ranging from 2.5% to 3.50% based on the aggregate principal amount outstanding under the Amended Credit Agreement. The full amount borrowed under the Amended Credit Agreement will mature on April 14, 2012.
On September 2, 2010, we repurchased a portion of the outstanding senior secured notes. The repurchased notes had a face value of $20.0 million and were repurchased at 95.875. A gain of $1.0 million was recorded in connection with the transaction.
In August 2005, in connection with our entry into the Amended Credit Agreement, we executed a Subordinated Promissory Note (“Subordinated Note”) in favor of Capital C in the maximum principal amount of $94 million. Under the Subordinated Note, Capital C loaned $25 million to us on August 16, 2005. The Subordinated Note accrues interest at a rate of 10% per annum and matures on August 16, 2012. In lieu of cash payments, we have the option to make interest payments on the Subordinated Note by borrowing additional amounts against the Subordinated Note. The Subordinated Note has no prepayment penalty or premium and may be prepaid in whole or in part at any time. Pursuant to the Fourth Amendment to our credit agreement cash payments for principal or interest on the Subordinated Note are prohibited. The Subordinated Note is subordinate to our senior debt, which includes obligations under the Amended Credit Agreement, a long-term hedging program (the “Hedges”) with J. Aron under a master agreement and related confirmations and documentation (collectively, the “Hedge Agreement”) and notes issued under our Indenture dated July 7, 2004 with BNY Midwest Trust Company, as indenture trustee (“Senior Secured Notes”).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Among other risks, we are exposed to interest rate and commodity price risks.
The interest rate risk relates to existing debt under our revolving credit facility as well as any new debt financing needed to fund capital requirements. We may manage our interest rate risk through the use of interest rate swaps to hedge the interest rate exposure associated with the credit agreement, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. A portion of our long-term debt consists of senior secured notes where the interest component is fixed. At September 30, 2010, we had an interest rate swap in place on $23.5 million of our outstanding debt under the revolving credit facility through September 30, 2013. The swap provides a 1-month LIBOR fixed rates at 4.10%, plus the applicable margin, on $23.5 million through September 2013. These interest rate swaps do not qualify for hedge accounting, therefore, all cash settles and changes in the fair value of these swaps are recorded in derivative fair value gain/loss. If market interest rates for short-term borrowings increased 1%, the increase in our interest expense for the first nine months of 2010 would be approximately $279,000. The impact of this rate increase on our cash flows would be significantly less than this amount due to our interest rate swaps. If market interest rates increased 1% there would be no decrease in our cash flow. This sensitivity analysis is based on our financial structure at September 30, 2010.

The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. From time to time, we may enter into a combination of futures contracts, commodity derivatives and fixed-price physical contracts to manage our exposure to commodity price volatility. We employ a policy of partially hedging oil and gas production selling NYMEX-based commodity derivative contracts which are placed with major financial institutions that we believe are minimal credit risks. The contracts may take the form of futures contracts, swaps or options. At September 30, 2010, we had derivatives covering a portion of our oil and gas production from 2010 through 2013. Our oil and gas sales revenues included a net pre-tax loss of $4.3 million in the first nine months of 2010 and a net pre-tax loss of $650,000 in the third quarter of 2010 on our qualified hedging activities.
If gas prices decreased $.50 per Mcf, our gas sales revenues for the first nine months of 2010 would decrease by approximately $3.8 million. If the price of crude oil decreased $10.00 per Bbl, our oil sales revenues for the first nine months of 2010 would decrease by approximately $2.1 million. The impact of these price decreases on our cash flows would be significantly less than these amounts due to our oil and gas derivatives. Price decreases of $.50 per Mcf and $10.00 per Bbl would decrease cash flows from the sale of oil and gas for the first nine months of 2010 by approximately $1.1 million after considering the effects of the derivative contracts in place as of September 30, 2010. This sensitivity analysis is based on the first nine months of 2010 oil and gas sales volumes.
The following table reflects the natural gas and crude oil volumes and the weighted average prices under financial hedges (including settled hedges) at October 31, 2010, which has not changed since September 30, 2010:

	Natural Gas Swaps		Crude Oil Swaps		Natural Gas Basis Swaps
		NYMEX		NYMEX
		Price per		Price per		Basis
	Bbtu	Mmbtu	Mbbls	Bbl	Bbtu	Differential
Quarter Ending
December 31, 2010	2,234	$4.31	44	$28.77	1,932	$0.243
Year Ending
December 31, 2011	8,231	$4.19	157	$28.77	5,110	$0.252
December 31, 2012	7,005	4.09	138	28.70	3,660	0.110
December 31, 2013	6,528	4.04	127	28.70	—	—
The fair value of our oil and gas swaps was a net liability of approximately $36.8 million as of September 30, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of Belden & Blake Corporation have concluded that our disclosure controls and procedures as of September 30, 2010 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Change in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in several lawsuits arising in the ordinary course of business. We believe that the result of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or the results of operations.

Item 1A.	Risk Factors
As of the date of this filing, there have been no changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2009.
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
The exhibits listed below are filed or furnished as part of this report:

10.1
Seventh Amendment to Credit Agreement dated August 25, 2010 (Incorporated by reference from Exhibit 10.1 to the Belden & Blake Corporation current report on Form 8-K filed with the SEC on August 26, 2010).

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

BELDEN & BLAKE CORPORATION
Date: November 12, 2010	By:	/s/ Mark A. Houser
Mark A. Houser, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ James M. Vanderhider
James M. Vanderhider, President,
Chief Financial Officer (Principal Financial Officer)